Form 10-Q
period 2016-12-31
GOLUB CAPITAL INVESTMENT Corp
filed 2017-02-13
CIK 1627515

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 814-01128

Golub Capital Investment Corporation
(Exact name of registrant as specified in its charter)

Maryland	47-1893276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

666 Fifth Avenue, 18th Floor
New York, NY 10103
(Address of principal executive offices)

(212) 750-6060
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

As of February 13, 2017, the Registrant had 41,769,495.016 shares of common stock, $0.001 par value, outstanding.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Financial Condition (unaudited)
(In thousands, except share and per share data)

	December 31, 2016	September 30, 2016
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,056,795	$1,021,754
Controlled affiliate company investments	56,960	47,956
Total investments at fair value (amortized cost of $1,101,842 and $1,061,376, respectively)	1,113,755	1,069,710
Cash and cash equivalents	4,883	4,675
Restricted cash and cash equivalents	34,417	71,056
Interest receivable	3,482	3,308
Other assets	370	249
Total Assets	$1,156,907	$1,148,998
Liabilities
Debt	$518,050	$520,600
Less unamortized debt issuance costs	4,197	5,073
Debt less unamortized debt issuance costs	513,853	515,527
Interest payable	3,406	1,414
Distributions payable	5,553	9,869
Management and incentive fees payable	6,254	4,960
Accounts payable and accrued expenses	1,261	902
Accrued trustee fees	37	19
Total Liabilities	530,364	532,691
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2016 and September 30, 2016	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 41,769,495.016 and 41,087,178.250 shares issued and outstanding as of December 31, 2016 and September 30, 2016, respectively	42	41
Paid in capital in excess of par	626,253	616,018
Capital distributions in excess of net investment income	(10,794)	(7,158)
Net unrealized appreciation (depreciation) on investments	11,913	8,334
Net realized gain (loss) on investments	(871)	(928)
Total Net Assets	626,543	616,307
Total Liabilities and Total Net Assets	$1,156,907	$1,148,998
Number of common shares outstanding	41,769,495.016	41,087,178.250
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2016	2015
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$20,749	$10,010
Dividend income	1	—
Fee income	146	16
Total investment income from non-controlled/non-affiliate company investments	20,896	10,026
From controlled affiliate company investments:
Interest income	732	485
Dividend income	421	—
Total investment income from controlled affiliate company investments	1,153	485
Total investment income	22,049	10,511
Expenses
Interest and other debt financing expenses	4,922	2,214
Base management fee	3,796	1,990
Incentive fee	2,744	802
Professional fees	442	325
Administrative service fee	362	213
General and administrative expenses	30	10
Total expenses	12,296	5,554
Base management fee waived (Note 4)	(1,035)	(543)
Incentive fee waived (Note 4)	(16)	—
Net expenses	11,245	5,011
Net investment income	10,804	5,500

Net gain (loss) on investments
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	197	685
Net realized gain (loss) on investments	197	685
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	3,378	516
Controlled affiliate company investments	201	(43)
Net change in unrealized appreciation (depreciation) on investments	3,579	473
Net gain (loss) on investments	3,776	1,158
Net increase in net assets resulting from operations	$14,580	$6,658
Per Common Share Data
Basic and diluted earnings per common share	$0.35	$0.30
Basic and diluted weighted average common shares outstanding	41,252,583	22,146,132
See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

				Capital Distributions in Excess of Net Investment Income
	Common Stock		Paid in Capital in Excess of Par		Net Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (loss) on Investments	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2015	20,843,155.219	$21	$312,626	$(2,521)	$2,479	$42	$312,647
Issuance of common stock (1)	3,407,646.333	3	51,112				51,115
Net increase in net assets resulting from operations	—	—	—	5,500	473	685	6,658
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	351,156.449	—	5,267	—	—	—	5,267
Distributions from net investment income	—	—	—	(4,481)	—	—	(4,481)
Distributions declared and payable	—	—	—	(2,177)	—	—	(2,177)
Total increase (decrease) for the period ended December 31, 2015	3,758,802.782	3	56,379	(1,158)	473	685	56,382
Balance at December 31, 2015	24,601,958.001	$24	$369,005	$(3,679)	$2,952	$727	$369,029

Balance at September 30, 2016	41,087,178.250	$41	$616,018	$(7,158)	$8,334	$(928)	$616,307
Net increase in net assets resulting from operations	—	—	—	10,804	3,579	197	14,580
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	682,316.766	1	10,235	—	—	—	10,236
Distributions from net investment income	—	—	—	(8,887)	—	—	(8,887)
Distributions from realized gain	—	—	—	—	—	(140)	(140)
Distributions declared and payable	—	—	—	(5,553)	—	—	(5,553)
Total increase (decrease) for the period ended December 31, 2016	682,316.766	1	10,235	(3,636)	3,579	57	10,236
Balance at December 31, 2016	41,769,495.016	$42	$626,253	$(10,794)	$11,913	$(871)	$626,543

(1)	Refer to Note 3 for a detailed listing of the common stock share issuances for the three months ended December 31, 2015.

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2016	2015
Cash flows from operating activities
Net increase in net assets resulting from operations	$14,580	$6,658
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	899	478
Accretion of discounts and amortization of premiums	(1,390)	(516)
Net realized (gain) loss on investments	(197)	(685)
Net change in unrealized (appreciation) depreciation on investments	(3,579)	(473)
Proceeds from (fundings of) revolving loans, net	(601)	(185)
Fundings of investments	(103,185)	(140,385)
Proceeds from principal payments and sales of portfolio investments	65,338	113,640
PIK interest	(431)	(28)
Changes in operating assets and liabilities:
Interest receivable	(174)	64
Receivable for investments sold	—	(5,320)
Other assets	(121)	95
Interest payable	1,992	62
Management and incentive fees payable	1,294	377
Payable for investments purchased	—	3,743
Accounts payable and accrued expenses	359	(144)
Accrued trustee fees	18	(1)
Net cash (used in) provided by operating activities	(25,198)	(22,620)
Cash flows from investing activities
Net change in restricted cash and cash equivalents	36,639	3,033
Net cash (used in) provided by investing activities	36,639	3,033
Cash flows from financing activities
Borrowings on debt	72,650	134,600
Repayments of debt	(75,200)	(161,500)
Capitalized debt issuance costs	(23)	(22)
Proceeds from issuance of common shares	—	51,115
Distributions paid	(8,660)	(4,086)
Net cash provided by (used in) financing activities	(11,233)	20,107
Net change in cash and cash equivalents	208	520
Cash and cash equivalents, beginning of period	4,675	2,747
Cash and cash equivalents, end of period	$4,883	$3,267
Supplemental information:
Cash paid during the period for interest	$2,030	$1,673
Distributions declared during the period	14,580	6,658
Supplemental disclosure of noncash operating activity:
Funding of LLC equity interest in GCIC SLF	$(34,917)	$—
Proceeds from subordinated notes in GCIC SLF principal payment	34,917	—
Supplemental disclosure of noncash financing activity:
Distributions payable	$5,553	$2,177
See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP	One stop	L + 9.00%	8.00% cash/2.00% PIK	03/2020	$2,366	$2,314	0.3%	$2,082
ILC Dover, LP	One stop	L + 9.00%	8.00% cash/2.00% PIK	03/2019	105	102	—	93
NTS Technical Systems*	One stop	L + 6.25%	7.25%	06/2021	3,814	3,754	0.6	3,737
NTS Technical Systems(4)	One stop	L + 6.25%	N/A(5)	06/2021	—	(13)	—	(11)
NTS Technical Systems(4)	One stop	L + 6.25%	N/A(5)	06/2021	—	(22)	—	(8)
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	8.00%	12/2017	53	28	—	16
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	8	8	—	8
Tronair Parent, Inc.	Senior loan	L + 4.50%	5.50%	09/2021	24	23	—	24
Whitcraft LLC*	One stop	L + 6.50%	7.50%	05/2020	6,728	6,681	1.1	6,728
Whitcraft LLC(4)	One stop	L + 6.50%	N/A(5)	05/2020	—	(1)	—	—
					13,098	12,874	2.0	12,669
Automobile
CH Hold Corp. (Caliber Collision)*	Senior loan	L + 5.25%	6.25%	11/2019	2,289	2,275	0.4	2,289
Dent Wizard International Corporation*	Senior loan	L + 4.75%	5.75%	04/2020	1,128	1,124	0.2	1,128
OEConnection LLC#*	Senior loan	L + 5.00%	6.00%	06/2022	11,139	10,876	1.8	11,139
OEConnection LLC(4)	Senior loan	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
Polk Acquisition Corp.*	Senior loan	L + 5.00%	6.00%	06/2022	4,975	4,952	0.8	4,975
T5 Merger Corporation#*	One stop	L + 6.25%	7.25%	03/2022	28,473	28,016	4.5	28,188
T5 Merger Corporation	One stop	L + 6.25%	7.25%	03/2022	30	28	—	29
					48,034	47,270	7.7	47,748
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.#	One stop	L + 8.00%	7.00% cash/2.00% PIK	04/2021	3,856	3,819	0.6	3,470
Abita Brewing Co., L.L.C.	One stop	L + 8.00%	7.00% cash/2.00% PIK	04/2021	9	8	—	7
ABP Corporation*	Senior loan	L + 4.75%	6.00%	09/2018	603	602	0.1	572
ABP Corporation	Senior loan	P + 3.50%	7.25%	09/2018	38	38	—	34
Benihana, Inc.#*	One stop	L + 7.00%	8.25%	01/2019	321	321	0.1	319
Benihana, Inc.	One stop	L + 7.00%	8.84%	07/2018	20	20	—	20
C. J. Foods, Inc.*	One stop	L + 5.00%	6.00%	05/2019	7,628	7,628	1.2	7,628
C. J. Foods, Inc.	One stop	L + 5.00%	6.00%	05/2019	1,609	1,609	0.3	1,609
C. J. Foods, Inc.	One stop	L + 5.00%	6.00%	05/2019	525	525	0.1	525
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	3,313	3,313	0.5	3,313
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	933	933	0.1	933
Firebirds International, LLC	One stop	L + 5.75%	7.00%	05/2018	300	300	—	300
Firebirds International, LLC	One stop	L + 5.75%	N/A(5)	05/2018	—	—	—	—
First Watch Restaurants, Inc.*	One stop	L + 6.00%	7.23%	12/2020	3,560	3,533	0.6	3,560
First Watch Restaurants, Inc.	One stop	P + 5.00%	8.15%	12/2020	198	197	—	198
First Watch Restaurants, Inc.*	One stop	L + 6.00%	7.00%	12/2020	175	174	—	175
First Watch Restaurants, Inc.*	One stop	L + 6.00%	7.00%	12/2020	175	173	—	175
First Watch Restaurants, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2020	—	(1)	—	—
Hopdoddy Holdings, LLC	One stop	L + 8.00%	9.00%	08/2020	424	421	0.1	424
Hopdoddy Holdings, LLC	One stop	L + 8.00%	N/A(5)	08/2020	—	—	—	—
Hopdoddy Holdings, LLC(4)	One stop	L + 8.00%	N/A(5)	08/2020	—	(2)	—	—
Julio & Sons Company*	One stop	L + 5.50%	6.50%	12/2018	943	939	0.2	943
Julio & Sons Company	One stop	P + 4.25%	7.34%	12/2018	186	185	—	186
Julio & Sons Company	One stop	L + 5.50%	6.50%	12/2018	147	146	—	147

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Beverage, Food and Tobacco - (continued)
Mid-America Pet Food, L.L.C.#	One stop	L + 6.25%	7.25%	12/2021	$6,444	$6,347	1.0%	$6,379
Mid-America Pet Food, L.L.C.	One stop	L + 6.25%	7.25%	12/2021	3	2	—	2
P&P Food Safety US Acquisition, Inc.#	One stop	L + 6.50%	7.50%	11/2021	4,123	4,073	0.7	4,082
P&P Food Safety US Acquisition, Inc.	One stop	L + 6.50%	N/A(5)	11/2021	—	—	—	—
Purfoods, LLC#*	One stop	L + 6.25%	7.25%	05/2021	8,027	7,922	1.3	8,027
Purfoods, LLC	One stop	L + 7.00%	7.00% PIK	05/2026	95	95	—	99
Purfoods, LLC	One stop	L + 6.25%	7.25%	05/2021	40	39	—	40
Purfoods, LLC(4)	One stop	L + 6.25%	N/A(5)	05/2021	—	(1)	—	—
Smashburger Finance LLC*	Senior loan	L + 5.50%	6.75%	05/2018	506	504	0.1	496
Smashburger Finance LLC(4)	Senior loan	L + 5.50%	N/A(5)	05/2018	—	(10)	—	—
Surfside Coffee Company LLC*	One stop	L + 5.25%	6.25%	06/2020	2,339	2,323	0.4	2,339
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	177	173	—	177
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	25	25	—	25
Tate's Bake Shop, Inc.#	Senior loan	L + 5.00%	6.00%	08/2019	143	142	—	143
Uinta Brewing Company#	One stop	L + 8.50%	9.50%	08/2019	900	900	0.1	873
Uinta Brewing Company	One stop	L + 8.50%	9.50%	08/2019	93	93	—	90
					47,878	47,508	7.5	47,310
Broadcasting and Entertainment
Extreme Reach Inc.*	Senior loan	L + 6.25%	7.25%	02/2020	927	903	0.1	938
TouchTunes Interactive Networks, Inc.*	Senior loan	L + 4.75%	5.75%	05/2021	696	693	0.1	701
					1,623	1,596	0.2	1,639
Building and Real Estate
Brooks Equipment Company, LLC*	One stop	L + 5.00%	6.00%	08/2020	6,068	6,068	1.0	6,068
Brooks Equipment Company, LLC	One stop	L + 5.00%	N/A(5)	08/2020	—	—	—	—
Paradigm DKD Group, LLC#	Senior loan	L + 4.50%	5.75%	11/2018	2,154	2,130	0.3	2,111
Paradigm DKD Group, LLC	Senior loan	L + 4.50%	5.75%	11/2018	97	88	—	82
					8,319	8,286	1.3	8,261
Cargo Transport
Worldwide Express Operations, LLC*	Senior loan	L + 5.00%	6.00%	07/2019	1,755	1,742	0.3	1,755

Checmicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	6.75%	02/2020	1,049	1,039	0.2	1,039
Flexan, LLC	One stop	L + 5.75%	N/A(5)	02/2020	—	—	—	—
					1,049	1,039	0.2	1,039
Diversified Conglomerate Manufacturing
Chase Industries, Inc.#*	One stop	L + 5.75%	6.82%	09/2020	6,991	6,989	1.1	6,991
Chase Industries, Inc.*	One stop	L + 5.75%	7.20%	09/2020	1,553	1,553	0.2	1,553
Chase Industries, Inc.	One stop	L + 5.75%	N/A(5)	09/2020	—	—	—	—
Inventus Power, Inc#	One stop	L + 5.50%	6.50%	04/2020	10,481	10,432	1.6	9,695
Inventus Power, Inc(4)	One stop	L + 5.50%	N/A(5)	04/2020	—	(3)	—	(49)
Onicon Incorporated*	One stop	L + 6.00%	7.00%	04/2020	183	181	—	183
Onicon Incorporated	One stop	L + 6.00%	N/A(5)	04/2020	—	—	—	—
PetroChoice Holdings, Inc.*	Senior loan	L + 5.00%	6.00%	08/2022	1,641	1,596	0.3	1,641
Reladyne, Inc.#*	Senior loan	L + 5.25%	6.25%	07/2022	9,850	9,704	1.6	9,850
Reladyne, Inc.*	Senior loan	L + 5.25%	6.25%	07/2022	111	110	—	111
Reladyne, Inc.	Senior loan	L + 5.25%	6.25%	07/2022	36	36	—	36
Reladyne, Inc.	Senior loan	L + 5.25%	6.25%	07/2022	26	24	—	26
Reladyne, Inc.(4)	Senior loan	L + 5.25%	N/A(5)	07/2022	—	(2)	—	—
Sunless Merger Sub, Inc.#	Senior loan	L + 5.00%	6.25%	07/2019	295	253	—	295

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Manufacturing - (continued)
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	7.50%	07/2019	$29	$26	—%	$29
					31,196	30,899	4.8	30,361
Diversified Conglomerate Service
Actiance, Inc.	One stop	L + 9.00%	10.00%	10/2019	1,918	1,852	0.3	1,908
Actiance, Inc.	One stop	L + 9.00%	N/A(5)	10/2019	—	—	—	—
Agility Recovery Solutions Inc.*	One stop	L + 6.50%	7.50%	03/2020	6,264	6,205	1.0	6,264
Agility Recovery Solutions Inc.(4)	One stop	L + 6.50%	N/A(5)	03/2020	—	(3)	—	—
Bomgar Corporation#*	One stop	L + 7.50%	8.50%	06/2022	28,569	28,046	4.6	28,569
Bomgar Corporation(4)	One stop	L + 7.50%	N/A(5)	06/2022	—	(2)	—	—
CIBT Holdings, Inc*	Senior loan	L + 5.25%	6.25%	06/2022	1,882	1,864	0.3	1,882
CIBT Holdings, Inc.	Senior loan	L + 5.25%	N/A(5)	06/2022	—	—	—	—
Clearwater Analytics, LLC#*	One stop	L + 7.50%	8.50%	09/2022	9,314	9,160	1.5	9,314
Clearwater Analytics, LLC(4)	One stop	L + 7.50%	N/A(5)	09/2022	—	(2)	—	—
Daxko Acquisition Corporation#	One stop	L + 6.50%	7.50%	09/2022	8,466	8,345	1.4	8,466
Daxko Acquisition Corporation	One stop	L + 6.50%	N/A(5)	09/2022	—	—	—	—
DISA Holdings Acquisition Subsidiary Corp.*	Senior loan	L + 4.50%	5.50%	12/2020	1,371	1,361	0.2	1,330
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.50%	5.50%	12/2020	48	46	—	38
EGD Security Systems, LLC#*	One stop	L + 6.25%	7.25%	06/2022	10,371	10,253	1.7	10,371
EGD Security Systems, LLC*	One stop	L + 6.25%	7.25%	06/2022	98	97	—	98
EGD Security Systems, LLC(4)	One stop	L + 6.25%	N/A(5)	06/2022	—	(1)	—	—
EGD Security Systems, LLC(4)	One stop	L + 6.25%	N/A(5)	06/2022	—	(2)	—	—
HealthcareSource HR, Inc.*	One stop	L + 6.75%	7.75%	05/2020	8,346	8,246	1.3	8,346
HealthcareSource HR, Inc.(4)	One stop	L + 6.75%	N/A(5)	05/2020	—	(1)	—	—
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	02/2020	1,357	1,344	0.2	1,357
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	08/2021	1,138	1,070	0.2	1,138
Host Analytics, Inc.(4)	One stop	L + 0.00%	N/A(5)	02/2020	—	(3)	—	—
III US Holdings, LLC#	One stop	L + 6.00%	7.09%	09/2022	5,451	5,347	0.9	5,451
III US Holdings, LLC(4)	One stop	L + 6.00%	N/A(5)	09/2022	—	(1)	—	—
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	1,550	1,538	0.2	1,550
Jensen Hughes, Inc.#	Senior loan	L + 5.00%	6.00%	12/2021	115	114	—	115
Kinnser Software, Inc.#	One stop	L + 6.50%	7.50%	12/2022	9,781	9,659	1.5	9,683
Kinnser Software, Inc.(4)	One stop	L + 6.50%	N/A(5)	12/2021	—	(1)	—	(1)
Netsmart Technologies, Inc.#	Senior loan	L + 4.50%	5.50%	04/2023	1,645	1,630	0.3	1,654
Netsmart Technologies, Inc.(4)	Senior loan	L + 4.75%	N/A(5)	04/2023	—	(9)	—	—
Project Alpha Intermediate Holding, Inc.#	One stop	L + 8.25%	9.25%	08/2022	16,467	16,002	2.6	16,467
PT Intermediate Holdings III, LLC#*	One stop	L + 6.50%	7.50%	06/2022	23,449	23,128	3.7	23,449
PT Intermediate Holdings III, LLC	One stop	P + 5.50%	9.25%	06/2022	25	22	—	25
Quickbase, Inc. #	One stop	L + 7.50%	8.50%	04/2022	11,439	11,238	1.8	11,439
Quickbase, Inc. (4)	One stop	L + 7.50%	N/A(5)	04/2022	—	(2)	—	—
Secure-24, LLC*	One stop	L + 5.00%	6.00%	08/2019	1,871	1,858	0.3	1,852
Secure-24, LLC	One stop	L + 5.00%	N/A(5)	08/2019	—	—	—	—
Severin Acquisition, LLC*	Senior loan	L + 5.38%	6.38%	07/2021	1,438	1,426	0.2	1,457
Severin Acquisition, LLC*	Senior loan	L + 5.00%	6.00%	07/2021	1,280	1,270	0.2	1,280
Severin Acquisition, LLC#	Senior loan	L + 5.00%	6.00%	07/2021	1,087	1,077	0.2	1,087
Severin Acquisition, LLC#	Senior loan	L + 5.38%	6.38%	07/2021	979	970	0.2	991
Severin Acquisition, LLC*	Senior loan	L + 4.88%	5.88%	07/2021	316	313	0.1	314
Steelwedge Software, Inc.	One stop	L + 10.00%	9.00% cash/2.00% PIK	09/2020	1,776	1,710	0.3	1,776
Steelwedge Software, Inc.	One stop	L + 10.00%	N/A(5)	09/2020	—	—	—	—
TA MHI Buyer, Inc. *	One stop	L + 6.50%	7.50%	09/2021	6,605	6,559	1.1	6,605
TA MHI Buyer, Inc. #	One stop	L + 6.50%	7.50%	09/2021	1,030	1,020	0.2	1,030

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Service - (continued)
TA MHI Buyer, Inc. #	One stop	L + 6.50%	7.50%	09/2021	$535	$530	0.1%	$535
TA MHI Buyer, Inc. #	One stop	L + 6.50%	7.50%	09/2021	191	189	—	191
TA MHI Buyer, Inc.	One stop	L + 6.50%	N/A(5)	09/2021	—	—	—	—
Trintech, Inc. *	One stop	L + 6.00%	7.00%	10/2021	8,803	8,713	1.4	8,803
Trintech, Inc.	One stop	L + 6.00%	N/A(5)	10/2021	—	—	—	—
Vendavo, Inc.	One stop	L + 8.50%	9.50%	10/2019	4,331	4,298	0.7	4,257
Vendavo, Inc.(4)	One stop	L + 8.50%	N/A(5)	10/2019	—	(2)	—	(6)
Vendor Credentialing Service LLC#*	One stop	L + 6.00%	7.00%	11/2021	11,314	11,170	1.8	11,314
Vendor Credentialing Service LLC(4)	One stop	L + 6.00%	N/A(5)	11/2021	—	(1)	—	—
Vitalyst, LLC#	Senior loan	L + 5.00%	6.25%	09/2017	94	94	—	94
Vitalyst, LLC	Senior loan	P + 4.00%	7.75%	09/2017	1	1	—	1
Workforce Software, LLC	One stop	L + 10.50%	4.50% cash/7.00% PIK	06/2021	21,983	21,842	3.5	21,983
Workforce Software, LLC	One stop	L + 10.50%	N/A(5)	06/2021	—	—	—	—
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 8.50%	9.50%	08/2021	4,428	4,369	0.7	4,428
Xmatters, Inc. and Alarmpoint, Inc.	One stop	P + 7.25%	11.00%	08/2021	20	20	—	20
					217,146	213,966	34.7	216,925
Ecological
Pace Analytical Services, LLC#*	One stop	L + 6.25%	7.25%	09/2022	15,335	15,078	2.4	15,335
Pace Analytical Services, LLC	One stop	L + 6.25%	7.25%	09/2022	12	6	—	12
Pace Analytical Services, LLC(4)	One stop	L + 6.25%	N/A(5)	09/2022	—	(2)	—	—
					15,347	15,082	2.4	15,347
Electronics
Appriss Holdings, Inc.#*	Senior loan	L + 5.25%	6.25%	11/2020	10,296	10,204	1.6	10,296
Appriss Holdings, Inc.	Senior loan	P + 4.00%	7.12%	11/2020	896	887	0.1	896
Compusearch Software Holdings, Inc.*	Senior loan	L + 4.25%	5.25%	05/2021	630	629	0.1	630
Diligent Corporation#*	One stop	L + 6.75%	7.75%	04/2022	31,939	31,227	5.1	32,083
Diligent Corporation#*	One stop	L + 6.25%	7.25%	04/2022	8,957	8,825	1.4	8,829
Diligent Corporation(4)	One stop	L + 6.75%	N/A(5)	04/2022	—	(2)	—	—
ECI Acquisition Holdings, Inc.*	One stop	L + 6.25%	7.25%	03/2019	7,130	7,130	1.1	7,130
ECI Acquisition Holdings, Inc.#	One stop	L + 6.25%	7.25%	03/2019	462	462	0.1	462
ECI Acquisition Holdings, Inc.	One stop	L + 6.25%	N/A(5)	03/2019	—	—	—	—
Gamma Technologies, LLC#*	One stop	L + 5.00%	6.00%	06/2021	9,420	9,349	1.5	9,420
Gamma Technologies, LLC	One stop	L + 5.00%	6.00%	06/2021	5	4	—	5
LD Intermediate Holdings, Inc.*	Senior loan	L + 5.88%	6.88%	12/2022	2,934	2,700	0.4	2,729
Park Place Technologies LLC#*	One stop	L + 5.00%	6.00%	06/2022	13,918	13,751	2.2	13,778
Park Place Technologies LLC(4)	One stop	L + 5.00%	N/A(5)	06/2022	—	(2)	—	(2)
SEI, Inc.#	Senior loan	L + 4.75%	5.75%	07/2021	668	661	0.1	668
Sloan Company, Inc., The#	One stop	L + 7.25%	8.25%	04/2020	3,617	3,571	0.5	3,436
Sloan Company, Inc., The	One stop	L + 7.25%	8.25%	04/2020	14	14	—	12
Sovos Compliance Formerly Taxware, LLC#*	One stop	L + 7.25%	8.25%	03/2022	32,667	32,100	5.2	32,667
Sovos Compliance Formerly Taxware, LLC(4)	One stop	L + 7.25%	N/A(5)	03/2022	—	(1)	—	—
Sparta Holding Corporation*	One stop	L + 5.50%	6.50%	07/2020	695	695	0.1	695
Sparta Holding Corporation	One stop	L + 5.50%	N/A(5)	07/2020	—	—	—	—
					124,248	122,204	19.5	123,734
Grocery
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	5.77%	10/2020	173	169	—	175
Teasdale Quality Foods, Inc.*	Senior loan	L + 4.75%	5.77%	10/2020	129	128	—	131
					302	297	—	306
Healthcare, Education and Childcare
Active Day, Inc.#*	One stop	L + 6.00%	7.00%	12/2021	11,614	11,446	1.9	11,614

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare - (continued)
Active Day, Inc.*	One stop	L + 6.00%	7.00%	12/2021	$896	$889	0.1%	$896
Active Day, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2021	—	(1)	—	—
Active Day, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2021	—	(23)	—	—
ADCS Clinics Intermediate Holdings, LLC#	One stop	L + 5.75%	6.75%	05/2022	22,071	21,675	3.5	22,071
ADCS Clinics Intermediate Holdings, LLC#	One stop	L + 5.75%	6.75%	05/2022	109	108	—	109
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	6.75%	05/2022	32	32	—	32
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	8.50%	05/2022	32	31	—	32
ADCS Clinics Intermediate Holdings, LLC(4)	One stop	L + 5.75%	N/A(5)	05/2022	—	(5)	—	—
Advanced Pain Management Holdings, Inc.#	Senior loan	L + 5.00%	6.25%	02/2018	5,800	5,797	0.9	5,626
Advanced Pain Management Holdings, Inc.#	Senior loan	L + 5.00%	6.25%	02/2018	397	396	0.1	385
Advanced Pain Management Holdings, Inc.	Senior loan	L + 5.00%	N/A(5)	02/2018	—	—	—	—
Agilitas USA, Inc.*	Senior loan	L + 4.00%	5.00%	10/2020	510	507	0.1	485
Apothecary Products, LLC*	Senior loan	L + 4.00%	5.00%	02/2019	1,857	1,857	0.3	1,839
Apothecary Products, LLC	Senior loan	L + 4.00%	5.04%	02/2019	471	471	0.1	464
Aris Teleradiology Company, LLC#*	Senior loan	L + 4.75%	5.75%	03/2021	2,525	2,502	0.4	2,500
Aris Teleradiology Company, LLC	Senior loan	L + 4.75%	5.75%	03/2021	15	15	—	15
Avalign Technologies, Inc.*	Senior loan	L + 4.50%	5.50%	07/2021	756	753	0.1	756
BIORECLAMATIONIVT, LLC #*	One stop	L + 6.25%	7.25%	01/2021	12,696	12,517	2.0	12,696
BIORECLAMATIONIVT, LLC (4)	One stop	L + 6.25%	N/A(5)	01/2021	—	(1)	—	—
California Cryobank, LLC*	One stop	L + 5.50%	6.50%	08/2019	2,661	2,661	0.4	2,634
California Cryobank, LLC*	One stop	L + 5.50%	6.50%	08/2019	1,304	1,285	0.2	1,291
California Cryobank, LLC*	One stop	L + 5.50%	6.50%	08/2019	366	366	0.1	363
California Cryobank, LLC(4)	One stop	L + 5.50%	N/A(5)	08/2019	—	—	—	(4)
CLP Healthcare Services, Inc.*	Senior loan	L + 5.25%	6.25%	12/2020	943	935	0.2	943
CPI Buyer, LLC*	Senior loan	L + 4.50%	5.50%	08/2021	3,185	3,150	0.5	3,185
DCA Investment Holding, LLC#*	One stop	L + 5.25%	6.25%	07/2021	14,713	14,565	2.3	14,418
DCA Investment Holding, LLC#*	One stop	L + 5.25%	6.25%	07/2021	13,729	13,548	2.1	13,454
DCA Investment Holding, LLC#*	One stop	L + 5.25%	6.25%	07/2021	6,150	6,032	1.0	6,026
DCA Investment Holding, LLC	One stop	P + 4.25%	8.00%	07/2021	519	504	0.1	490
DCA Investment Holding, LLC(4)	One stop	L + 5.25%	N/A(5)	07/2021	—	(4)	—	(4)
Deca Dental Management LLC	One stop	L + 6.25%	7.25%	07/2020	7,577	7,496	1.2	7,577
Deca Dental Management LLC	One stop	L + 6.25%	7.25%	07/2020	922	915	0.1	922
Deca Dental Management LLC	One stop	L + 6.25%	7.25%	07/2020	50	49	—	50
Deca Dental Management LLC(4)	One stop	L + 6.25%	N/A(5)	07/2020	—	(8)	—	—
Dental Holdings Corporation*	One stop	L + 5.50%	6.50%	02/2020	3,378	3,350	0.5	3,378
Dental Holdings Corporation	One stop	L + 5.50%	6.50%	02/2020	514	509	0.1	514
Dental Holdings Corporation	One stop	P + 4.25%	8.00%	02/2020	95	91	—	95
eSolutions, Inc.#*	One stop	L + 6.50%	7.50%	03/2022	11,850	11,721	1.9	11,850
eSolutions, Inc.(4)	One stop	L + 6.50%	N/A(5)	03/2022	—	(1)	—	—
Katena Holdings, Inc.*	One stop	L + 6.25%	7.25%	06/2021	4,556	4,520	0.7	4,556
Katena Holdings, Inc.*	One stop	L + 6.25%	7.25%	06/2021	445	441	0.1	445
Katena Holdings, Inc.	One stop	P + 5.25%	9.00%	06/2021	17	17	—	17
Lombart Brothers, Inc.#	One stop	L + 6.50%	7.50%	04/2022	3,255	3,199	0.5	3,255
Lombart Brothers, Inc.(4)	One stop	L + 6.50%	N/A(5)	04/2022	—	(1)	—	—
Maverick Healthcare Group, LLC#	Senior loan	L + 7.50%	7.25% cash/2.00% PIK	04/2017	633	634	0.1	633
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.50%	7.50%	05/2022	42	42	—	42
Oliver Street Dermatology Holdings, LLC#*	One stop	L + 6.50%	7.50%	05/2022	8,010	7,873	1.3	8,010
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.50%	05/2022	23	22	—	23
Oliver Street Dermatology Holdings, LLC(4)	One stop	L + 6.50%	N/A(5)	05/2022	—	(2)	—	—
Pinnacle Treatment Centers, Inc.#	One stop	L + 6.25%	7.25%	08/2021	9,822	9,663	1.6	9,822

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare - (continued)
Pinnacle Treatment Centers, Inc.	One stop	P + 5.00%	8.75%	08/2021	$10	$8	—%	$10
Pinnacle Treatment Centers, Inc.(4)	One stop	L + 6.25%	N/A(5)	08/2021	—	(2)	—	—
PPT Management Holdings, LLC#*	One stop	L + 6.00%	7.00%	12/2022	11,800	11,536	1.9	11,623
PPT Management Holdings, LLC(4)	One stop	L + 6.00%	N/A(5)	12/2022	—	—	—	(7)
PPT Management Holdings, LLC(4)	One stop	L + 6.00%	N/A(5)	12/2022	—	(4)	—	(3)
Premise Health Holding Corp.*	One stop	L + 4.50%	5.50%	06/2020	2,002	2,002	0.3	2,002
Premise Health Holding Corp.	One stop	L + 4.50%	N/A(5)	06/2020	—	—	—	—
Radiology Partners, Inc.#	One stop	L + 5.50%	6.50%	09/2020	4,432	4,391	0.7	4,432
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	6.00%	12/2017	1,170	1,169	0.2	1,170
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	7.75%	12/2017	54	53	—	54
Riverchase MSO, LLC*	Senior loan	L + 5.25%	6.25%	10/2022	4,010	3,952	0.6	3,950
Riverchase MSO, LLC(4)	Senior loan	L + 5.25%	N/A(5)	10/2022	—	(1)	—	(1)
RXH Buyer Corporation#	One stop	L + 5.75%	6.75%	09/2021	11,219	11,044	1.7	10,883
RXH Buyer Corporation*	One stop	L + 5.75%	6.75%	09/2021	1,269	1,259	0.2	1,231
RXH Buyer Corporation	One stop	P + 4.75%	8.50%	09/2021	35	32	—	29
RXH Buyer Corporation(4)	One stop	L + 5.75%	N/A(5)	09/2021	—	(18)	—	(16)
Spear Education, LLC*	One stop	L + 5.75%	6.75%	08/2019	3,561	3,546	0.6	3,561
Spear Education, LLC	One stop	L + 5.75%	6.75%	08/2019	183	181	—	183
Spear Education, LLC(4)	One stop	L + 5.75%	N/A(5)	08/2019	—	(1)	—	—
Summit Behavioral Holdings I, LLC*	One stop	L + 5.00%	6.00%	06/2021	4,168	4,121	0.7	4,168
Summit Behavioral Holdings I, LLC(4)	One stop	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
Summit Behavioral Holdings I, LLC(4)	One stop	L + 5.00%	N/A(5)	06/2021	—	(2)	—	—
Surgical Information Systems, LLC*	Senior loan	L + 3.00%	4.02%	09/2018	173	173	—	173
U.S. Anesthesia Partners, Inc.*	One stop	L + 5.00%	6.12%	12/2019	3,770	3,770	0.6	3,770
U.S. Anesthesia Partners, Inc.#	Senior loan	L + 5.00%	6.00%	12/2019	1,026	1,016	0.2	1,026
WIRB-Copernicus Group, Inc.#	Senior loan	L + 5.00%	6.00%	08/2022	9,458	9,369	1.5	9,458
WIRB-Copernicus Group, Inc.(4)	Senior loan	L + 5.00%	N/A(5)	08/2022	—	(1)	—	—
Young Innovations, Inc.#*	Senior loan	L + 5.00%	6.00%	01/2019	403	399	0.1	399
Young Innovations, Inc.	Senior loan	L + 5.00%	N/A(5)	01/2019	—	—	—	—
					213,283	210,529	33.8	211,600
Home and Office Furnishings, Housewares, and Durable Consumer
Plano Molding Company, LLC#	One stop	L + 7.00%	8.00%	05/2021	7,044	$6,958	1.1	6,692

Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC*	Senior loan	L + 4.50%	5.75%	10/2018	392	387	0.1	392

Insurance
Captive Resources Midco, LLC#*	One stop	L + 5.75%	6.75%	06/2020	8,107	8,035	1.3	8,107
Captive Resources Midco, LLC (4)	One stop	L + 5.75%	N/A(5)	06/2020	—	(3)	—	—
Captive Resources Midco, LLC (4)	One stop	L + 5.75%	N/A(5)	06/2020	—	(9)	—	—
Higginbotham Insurance Agency, Inc.*	Senior loan	L + 5.00%	6.00%	11/2021	1,386	1,375	0.2	1,386
Internet Pipeline, Inc.#*	One stop	L + 7.25%	8.25%	08/2022	10,435	10,290	1.7	10,435
Internet Pipeline, Inc.(4)	One stop	L + 7.25%	N/A(5)	08/2021	—	(1)	—	—
RSC Acquisition, Inc.#*	Senior loan	L + 5.25%	6.25%	11/2022	540	536	0.1	540
					20,468	20,223	3.3	20,468
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.#	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	436	401	0.1	381
Competitor Group, Inc.	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	51	48	—	44
Competitor Group, Inc.	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	9	9	—	9

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Leisure, Amusement, Motion Pictures and Entertainment - (continued)
NFD Operating, LLC*	One stop	L + 7.00%	8.25%	06/2021	$2,186	$2,157	0.3%	$2,186
NFD Operating, LLC	One stop	L + 7.00%	N/A(5)	06/2021	—	—	—	—
NFD Operating, LLC(4)	One stop	L + 7.00%	N/A(5)	06/2021	—	(1)	—	—
Teaching Company, The#*	One stop	L + 6.25%	7.25%	08/2020	12,178	12,112	2.0	12,178
Teaching Company, The	One stop	L + 6.25%	7.25%	08/2020	30	29	—	30
Titan Fitness, LLC*	One stop	L + 6.50%	7.75%	09/2019	1,969	1,969	0.3	1,969
Titan Fitness, LLC#	One stop	L + 6.50%	7.75%	09/2019	261	261	—	261
Titan Fitness, LLC	One stop	P + 5.25%	9.00%	09/2019	167	167	—	167
Titan Fitness, LLC	One stop	L + 6.50%	7.75%	09/2019	87	82	—	87
					17,374	17,234	2.7	17,312
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.#	One stop	L + 9.00%	10.25%	10/2017	189	189	—	166
Benetech, Inc.	One stop	P + 7.75%	11.50%	10/2017	2	2	—	1
					191	191	—	167
Oil and Gas
Drilling Info, Inc.*	One stop	L + 6.59%	7.59%	06/2020	3,930	3,883	0.6	3,930
Drilling Info, Inc.*	One stop	L + 6.69%	7.69%	06/2020	956	941	0.2	956
					4,886	4,824	0.8	4,886
Personal and Non-Durable Consumer Products
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	6.50%	11/2021	4,910	4,870	0.8	4,910
Georgica Pine Clothiers, LLC#	One stop	L + 5.50%	6.50%	11/2021	429	425	0.1	429
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	6.50%	11/2021	301	298	0.1	301
Georgica Pine Clothiers, LLC	One stop	P + 4.50%	8.25%	11/2021	7	7	—	7
Massage Envy, LLC*	One stop	L + 6.75%	7.75%	09/2020	3,176	3,151	0.5	3,144
Massage Envy, LLC	One stop	L + 6.75%	7.75%	09/2020	48	48	—	47
Massage Envy, LLC(4)	One stop	L + 6.75%	N/A(5)	09/2020	—	(1)	—	(1)
Orthotics Holdings, Inc#	One stop	L + 5.00%	6.00%	02/2020	3,723	3,693	0.6	3,536
Orthotics Holdings, Inc#(7)	One stop	L + 5.00%	6.00%	02/2020	610	605	0.1	580
Orthotics Holdings, Inc	One stop	L + 5.00%	6.00%	02/2020	62	58	—	59
Orthotics Holdings, Inc(7)	One stop	L + 5.00%	N/A(5)	02/2020	—	—	—	—
Orthotics Holdings, Inc(4)	One stop	L + 5.00%	N/A(5)	02/2020	—	(5)	—	—
Team Technologies Acquisition Company*	Senior loan	L + 5.00%	6.25%	12/2017	276	276	0.1	274
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	6.76%	12/2017	51	51	—	51
Team Technologies Acquisition Company	Senior loan	L + 5.00%	N/A(5)	12/2017	—	—	—	—
					13,593	13,476	2.3	13,337
Personal, Food and Miscellaneous Services
Clarkson Eyecare LLC#*	One stop	L + 6.25%	7.25%	04/2021	17,322	17,091	2.8	17,322
Clarkson Eyecare LLC	One stop	L + 6.25%	7.25%	04/2021	8,594	8,519	1.4	8,594
Clarkson Eyecare LLC#	One stop	L + 6.25%	7.25%	04/2021	2,978	2,953	0.5	2,978
Clarkson Eyecare LLC#	One stop	L + 6.25%	7.25%	04/2021	2,536	2,515	0.4	2,536
Clarkson Eyecare LLC#	One stop	L + 6.25%	7.25%	04/2021	668	668	0.1	668
Clarkson Eyecare LLC#	One stop	L + 6.25%	7.25%	04/2021	493	482	0.1	493
Clarkson Eyecare LLC	One stop	L + 6.25%	7.25%	04/2021	330	324	0.1	330
Clarkson Eyecare LLC(4)	One stop	L + 6.25%	N/A(5)	04/2021	—	(61)	—	—
Ignite Restaurant Group, Inc (Joe's Crab Shack)*	One stop	L + 7.00%	8.00%	02/2019	1,039	1,039	0.2	987
PetVet Care Centers LLC#	Senior loan	L + 4.75%	5.75%	12/2020	2,412	2,389	0.4	2,387
PetVet Care Centers LLC*	Senior loan	L + 4.75%	5.75%	12/2020	1,813	1,784	0.3	1,795
PetVet Care Centers LLC*	Senior loan	L + 4.75%	5.75%	12/2020	1,575	1,561	0.2	1,560
PetVet Care Centers LLC(4)	Senior loan	L + 4.75%	N/A(5)	12/2020	—	(5)	—	(5)

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Personal, Food and Miscellaneous Services - (continued)
R.G. Barry Corporation#	Senior loan	L + 5.00%	6.00%	09/2019	$1,368	$1,368	0.2%	$1,355
Vetcor Professional Practices LLC *	One stop	L + 6.25%	7.25%	04/2021	627	616	0.1	627
Vetcor Professional Practices LLC	One stop	L + 6.25%	7.25%	04/2021	480	472	0.1	480
Vetcor Professional Practices LLC #*	One stop	L + 6.25%	7.25%	04/2021	27,485	27,012	4.4	27,485
Vetcor Professional Practices LLC #	One stop	L + 6.25%	7.25%	04/2021	633	627	0.1	633
Vetcor Professional Practices LLC*	One stop	L + 6.25%	7.25%	04/2021	189	187	—	189
Vetcor Professional Practices LLC*	One stop	L + 6.25%	7.25%	04/2021	155	153	—	155
Vetcor Professional Practices LLC	One stop	L + 6.25%	7.25%	04/2021	85	73	—	85
Vetcor Professional Practices LLC(4)	One stop	L + 6.25%	N/A(5)	04/2021	—	(5)	—	—
Vetcor Professional Practices LLC(4)	One stop	L + 6.25%	N/A(5)	04/2021	—	(42)	—	—
Veterinary Specialists of North America, LLC#	One stop	L + 5.00%	6.00%	07/2021	3,162	3,124	0.5	3,162
Veterinary Specialists of North America, LLC#	One stop	L + 5.00%	6.00%	07/2021	33	33	—	33
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.00%	N/A(5)	07/2021	—	(2)	—	—
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.00%	N/A(5)	07/2021	—	(9)	—	—
Wetzel's Pretzels, LLC*	One stop	L + 6.75%	7.75%	09/2021	6,563	6,455	1.0	6,563
Wetzel's Pretzels, LLC(4)	One stop	L + 6.75%	N/A(5)	09/2021	—	(1)	—	—
					80,540	79,320	12.9	80,412
Printing and Publishing
Brandmuscle, Inc.#	Senior loan	L + 5.00%	6.00%	12/2021	542	537	0.1	547
Market Track, LLC#*	One stop	L + 7.00%	8.00%	10/2019	19,571	19,372	3.1	19,571
Market Track, LLC#	One stop	L + 7.00%	8.00%	10/2019	4,970	4,954	0.8	4,970
Market Track, LLC#	One stop	L + 7.00%	8.00%	10/2019	4,069	4,008	0.6	4,069
Market Track, LLC#	One stop	L + 7.00%	8.00%	10/2019	2,257	2,229	0.4	2,257
Market Track, LLC	One stop	L + 7.00%	8.00%	10/2019	1,535	1,518	0.2	1,535
Market Track, LLC*	One stop	L + 7.00%	8.00%	10/2019	378	377	0.1	378
Market Track, LLC#	One stop	L + 7.00%	8.00%	10/2019	372	370	0.1	372
Market Track, LLC*	One stop	L + 7.00%	8.00%	10/2019	223	222	—	223
Marketo, Inc.	One stop	L + 9.50%	10.50%	08/2021	20,640	20,068	3.3	20,640
Marketo, Inc.(4)	One stop	L + 9.50%	N/A(5)	08/2021	—	(2)	—	—
					54,557	53,653	8.7	54,562
Retail Stores
Batteries Plus Holding Corporation#*	One stop	L + 6.75%	7.75%	07/2022	13,218	13,025	2.1	13,218
Batteries Plus Holding Corporation(4)	One stop	L + 6.75%	N/A(5)	07/2022	—	(2)	—	—
CVS Holdings I, LP#*	One stop	L + 6.25%	7.25%	08/2021	17,271	17,018	2.8	17,271
CVS Holdings I, LP#	One stop	L + 6.25%	7.25%	08/2021	249	245	—	249
CVS Holdings I, LP(4)	One stop	L + 6.25%	N/A(5)	08/2020	—	(3)	—	—
CVS Holdings I, LP(4)	One stop	L + 6.25%	N/A(5)	08/2021	—	(7)	—	—
Cycle Gear, Inc.*	One stop	L + 6.50%	7.50%	01/2020	7,629	7,549	1.2	7,629
Cycle Gear, Inc.	One stop	P + 5.25%	9.00%	01/2020	264	254	—	264
Cycle Gear, Inc.(4)	One stop	L + 6.50%	N/A(5)	01/2020	—	(10)	—	—
DTLR, Inc. #*	One stop	L + 6.50%	7.50%	10/2020	9,754	9,679	1.6	9,754
Elite Sportswear, L.P.#	Senior loan	L + 5.25%	6.25%	03/2020	3,117	3,088	0.5	3,086
Elite Sportswear, L.P.#	Senior loan	L + 5.00%	6.00%	03/2020	1,254	1,241	0.2	1,232
Elite Sportswear, L.P.#	Senior loan	L + 5.25%	6.25%	03/2020	645	640	0.1	638
Elite Sportswear, L.P.#	Senior loan	L + 5.25%	6.25%	03/2020	98	97	—	97
Elite Sportswear, L.P.(4)	Senior loan	L + 5.00%	N/A(5)	03/2020	—	(3)	—	(7)
Express Oil Change, LLC	Senior loan	L + 5.00%	6.00%	12/2017	109	109	—	109
Feeders Supply Company, LLC#*	One stop	L + 5.75%	6.75%	04/2021	4,872	4,818	0.8	4,872
Feeders Supply Company, LLC	Subordinated debt	N/A	12.50% cash/7.00% PIK	04/2021	52	52	—	52

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Retail Stores - (continued)
Feeders Supply Company, LLC	One stop	L + 5.75%	6.75%	04/2021	$10	$9	—%	$10
Marshall Retail Group, LLC, The#	One stop	L + 6.00%	7.00%	08/2020	3,190	3,190	0.5	3,031
Marshall Retail Group, LLC, The	One stop	L + 6.00%	7.00%	08/2019	107	107	—	79
Mills Fleet Farm Group LLC#*	One stop	L + 5.50%	6.50%	02/2022	11,650	11,108	1.9	11,650
Pet Holdings ULC#(7)(8)	One stop	L + 5.50%	6.50%	07/2022	32,593	31,994	5.2	32,593
Pet Holdings ULC(7)(8)	One stop	P + 4.50%	8.25%	07/2022	67	65	—	67
Pet Holdings ULC(4)(7)(8)	One stop	L + 5.50%	N/A(5)	07/2022	—	(1)	—	—
Sneaker Villa, Inc.#	One stop	L + 7.75%	8.75%	12/2020	172	171	—	172
					106,321	104,433	16.9	106,066
Telecommunications
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	12/2017	580	580	0.1	580
Hosting.com Inc.	Senior loan	L + 4.50%	5.75%	12/2017	62	62	—	62
NetMotion Wireless Holdings, Inc.*	One stop	L + 6.25%	7.25%	10/2021	7,334	7,229	1.2	7,260
NetMotion Wireless Holdings, Inc.	One stop	L + 6.25%	7.25%	10/2021	5	4	—	4
Wilcon Operations LLC *	One stop	L + 6.00%	7.00%	10/2018	2,711	2,700	0.4	2,711
Wilcon Operations LLC *	One stop	L + 6.00%	7.00%	10/2018	1,106	1,106	0.2	1,106
Wilcon Operations LLC *	One stop	L + 6.00%	7.00%	10/2018	413	410	0.1	413
Wilcon Operations LLC	One stop	L + 6.00%	7.00%	10/2018	161	158	—	161
Wilcon Operations LLC	One stop	L + 6.00%	7.00%	10/2018	144	123	—	144
					12,516	12,372	2.0	12,441
Textile and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	6.00%	10/2022	1,766	1,727	0.3	1,766
SHO Holding I Corporation(4)	Senior loan	L + 4.00%	N/A(5)	10/2021	—	(1)	—	(2)
					1,766	1,726	0.3	1,764
Utilities
Arcos, LLC*	One stop	L + 6.50%	7.50%	02/2021	3,713	3,682	0.6	3,713
Arcos, LLC	One stop	L + 6.50%	N/A(5)	02/2021	—	—	—	—
PowerPlan Holdings, Inc.*	Senior loan	L + 4.75%	5.75%	02/2022	849	835	0.1	849
					4,562	4,517	0.7	4,562
Total non-controlled/non-affiliate company debt investments					$1,047,488	$1,032,606	166.2%	$1,041,755

Equity Investments (9)(10)
Automobile
Polk Acquisition Corp.	LP interest	N/A	N/A	N/A	—	$401	0.1%	$474

Beverage, Food and Tobacco
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	17	84	—	30
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	8	24	—	9
Purfoods, LLC	LLC interest	N/A	N/A	N/A	355	355	0.1	433
						463	0.1	472
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	40	—	45
Flexan, LLC	Common stock	N/A	N/A	N/A	—	—	—	6
						40	—	51
Diversified Conglomerate Manufacturing
ICCN Acquisition Corp.	Preferred stock	N/A	N/A	N/A	—	259	—	82
ICCN Acquisition Corp.	Common stock	N/A	N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	242	0.1	284
						501	0.1	366

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Service
Actiance, Inc.	Warrant	N/A	N/A	N/A	194	$59	—%	$63
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	30	152	0.1	247
Bomgar Corporation	Common stock	N/A	N/A	N/A	1	620	0.1	575
Bomgar Corporation	Common stock	N/A	N/A	N/A	415	6	—	—
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	165	—	142
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	80	58	—	125
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	399	0.1	412
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	99	4	—	11
Quickbase, Inc.	Common stock	N/A	N/A	N/A	615	615	0.1	723
Steelwedge Software, Inc.	Warrant	N/A	N/A	N/A	29,443	61	—	71
TA MHI Buyer, Inc.	Preferred stock	N/A	N/A	N/A	—	163	0.1	247
Workforce Software, LLC	LLC units	N/A	N/A	N/A	1,309	1,309	0.2	1,291
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	39	31	—	31
						3,642	0.7	3,938
Ecological
Pace Analytical Services, LLC	Common stock	N/A	N/A	N/A	3	274	—	274

Electronics
Diligent Corporation	Preferred stock	N/A	N/A	N/A	535	535	0.1	767
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	82	—	156
SEI, Inc.	LLC units	N/A	N/A	N/A	207	161	—	163
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	59	—	4
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	7	—	—
Syncsort Incorporated	Preferred stock	N/A	N/A	N/A	78	194	0.1	282
						1,038	0.2	1,372
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	529	0.1	644
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	596	0.1	625
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	66
BIORECLAMATIONIVT, LLC	LLC units	N/A	N/A	N/A	—	323	0.1	417
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	5,253	525	0.1	584
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	53	5	—	174
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	651	651	0.1	712
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	345	345	0.1	372
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	81	—	81
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	—	—	—
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	205	—	225
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	—	110	—	134
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	—	218	—	218
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	216	—	216
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	2
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	4	443	0.1	228
						4,255	0.7	4,698
Insurance
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	207	0.1	251
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	90	2	—	126
						209	0.1	377

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.#	Preferred stock	N/A	N/A	N/A	—	$184	—%	$—
Competitor Group, Inc.#	Common stock	N/A	N/A	N/A	1	—	—	—
						184	—	—
Personal and Non Durable Consumer Products
Georgica Pine Clothiers, LLC	LLC units	N/A	N/A	N/A	9	92	—	107

Personal, Food and Miscellaneous Services
Clarkson Eyecare LLC	LLC units	N/A	N/A	N/A	—	63	—	156
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	1	98	—	122
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	498	341	0.1	355
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	5	55	0.1	385
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	56	—	56
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	149	—	149
						762	0.2	1,223
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	207	0.1	236

Retail Stores
Batteries Plus Holding Corporation	LP interest	N/A	N/A	N/A	5	505	0.1	505
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	8	111	—	185
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	71	—	104
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	1	179	—	189
Feeders Supply Company, LLC	Common stock	N/A	N/A	N/A	—	—	—	13
Pet Holdings ULC(7)(8)	LP interest	N/A	N/A	N/A	222	188	—	171
						1,054	0.1	1,167
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	—	135	—	159
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	68	2	—	126
						137	—	285

Total non-controlled/non-affiliate company equity investments						$13,259	2.4%	$15,040

Total non-controlled/non-affiliate company investments					$1,047,488	$1,045,865	168.6%	$1,056,795

Controlled affiliate company investments(11)
Equity Investments
Investment Funds and Vehicles
GCIC Senior Loan Fund LLC(7)	LLC interest	N/A	N/A	N/A		$55,977	9.1%	$56,960

Total controlled affiliate company equity investments						$55,977	9.1%	$56,960

Total investments					$1,047,488	$1,101,842	177.7%	$1,113,755

Cash, Restricted Cash and Cash Equivalents
Cash and Restricted Cash						$38,172	6.1%	$38,172
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.23% (12)			1,128	0.2	1,128
Total Cash, Restricted Cash and Cash Equivalents						$39,300	6.3%	$39,300

Total Investments and Cash, Restricted Cash and Cash Equivalents						$1,141,142	184.0%	$1,153,055

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

#	Denotes that all or a portion of the loan collateralized the Credit Facility (as defined in Note 8).
*	Denotes that all or a portion of the loan secures the notes offered in the GCIC 2016 Debt Securitization (as defined in Note 8).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) or Prime (‘‘P’’) and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at December 31, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at December 31, 2016.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(5)	The entire commitment was unfunded at December 31, 2016. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(6)	Loan was on non-accrual status as of December 31, 2016, meaning that the Company has ceased recognizing interest income on the loan.

(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2016, total non-qualifying assets at fair value represented 7.8% of the Company’s assets calculated in accordance with the 1940 Act.

(8)	The headquarters of this portfolio company is located in Canada.

(9)	Non-income producing securities.

(10)	Ownership of certain equity investments may occur through a holding company or partnership.

(11)
As defined in the 1940 Act, the Company is deemed to be both an ‘‘Affiliated Person’’ of and ‘‘Control’’ this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 6 in the accompanying notes to the consolidated financial statements for transactions during the three months ended December 31, 2016 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

(12)	The rate shown is the annualized seven-day yield as of December 31, 2016.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP	One stop	L + 9.00%	8.00% cash/2.00% PIK	03/2020	$2,370	$2,314	0.3%	$2,015
ILC Dover, LP	One stop	L + 9.00%	8.00% cash/2.00% PIK	03/2019	105	102	—	89
NTS Technical Systems*	One stop	L + 6.25%	7.25%	06/2021	3,893	3,839	0.6	3,815
NTS Technical Systems(4)	One stop	L + 6.25%	N/A(5)	06/2021	—	(12)	—	(11)
NTS Technical Systems(4)	One stop	L + 6.25%	N/A(5)	06/2021	—	(6)	—	(8)
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	8.00%	12/2017	53	28	—	16
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	7	7	—	7
Tronair Parent, Inc.	Senior loan	L + 4.50%	N/A(5)	09/2021	—	—	—	—
Whitcraft LLC*	One stop	L + 6.50%	7.50%	05/2020	6,745	6,695	1.1	6,745
Whitcraft LLC(4)	One stop	L + 6.50%	N/A(5)	05/2020	—	(1)	—	—
					13,173	12,966	2.0	12,668
Automobile
American Driveline Systems, Inc.	Senior loan	L + 5.75%	6.75%	03/2020	378	347	0.1	378
American Driveline Systems, Inc.	Senior loan	L + 5.75%	6.75%	03/2020	49	48	—	49
American Driveline Systems, Inc.	Senior loan	P + 4.75%	8.25%	03/2020	10	5	—	10
CH Hold Corp.*	Senior loan	L + 5.25%	6.25%	11/2019	2,295	2,279	0.4	2,295
Dent Wizard International Corporation*	Senior loan	L + 4.75%	5.75%	04/2020	1,192	1,187	0.2	1,192
K&N Engineering, Inc.*	Senior loan	P + 3.25%	6.75%	07/2019	1,139	1,139	0.2	1,139
K&N Engineering, Inc.*#	Senior loan	L + 4.25%	5.25%	07/2019	55	55	—	55
K&N Engineering, Inc.	Senior loan	L + 4.25%	N/A(5)	07/2019	—	—	—	—
OEConnection LLC#	Senior loan	L + 5.00%	6.00%	06/2022	11,167	10,892	1.8	11,167
OEConnection LLC(4)	Senior loan	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
Polk Acquisition Corp.*#	Senior loan	L + 5.00%	6.00%	06/2022	13,601	13,395	2.2	13,601
Polk Acquisition Corp.	Senior loan	L + 5.00%	6.00%	06/2022	54	53	—	54
Polk Acquisition Corp.	Senior loan	L + 5.00%	6.64%	06/2022	18	16	—	18
Polk Acquisition Corp.(4)	Senior loan	L + 5.00%	N/A(5)	06/2022	—	(2)	—	—
T5 Merger Corporation*#	One stop	L + 6.25%	7.25%	03/2022	22,118	21,756	3.6	21,897
T5 Merger Corporation(4)	One stop	L + 6.25%	N/A(5)	03/2022	—	(2)	—	(1)
					52,076	51,167	8.5	51,854
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.#	One stop	L + 5.75%	6.75%	04/2021	3,858	3,828	0.6	3,472
Abita Brewing Co., L.L.C.(4)	One stop	L + 5.75%	6.75%	04/2021	4	3	—	(11)
ABP Corporation*	Senior loan	L + 4.75%	6.00%	09/2018	604	604	0.1	574
ABP Corporation	Senior loan	P + 3.50%	7.25%	09/2018	32	32	—	29
Benihana, Inc.#	One stop	L + 6.00%	7.25%	01/2019	303	303	—	297
Benihana, Inc.	One stop	P + 4.75%	7.92%	07/2018	32	32	—	31
C. J. Foods, Inc.*	One stop	L + 5.00%	6.00%	05/2019	7,648	7,648	1.2	7,648
C. J. Foods, Inc.	One stop	L + 5.00%	6.00%	05/2019	1,613	1,613	0.3	1,613
C. J. Foods, Inc.	One stop	L + 5.00%	N/A(5)	05/2019	—	—	—	—
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	3,331	3,331	0.5	3,331
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	938	938	0.2	938
Firebirds International, LLC	One stop	L + 5.75%	7.00%	05/2018	171	171	—	171
Firebirds International, LLC	One stop	L + 5.75%	N/A(5)	05/2018	—	—	—	—
First Watch Restaurants, Inc.*	One stop	L + 6.00%	7.15%	12/2020	3,569	3,540	0.6	3,569
First Watch Restaurants, Inc.	One stop	P + 5.00%	8.05%	12/2020	224	223	—	224
First Watch Restaurants, Inc.	One stop	L + 6.00%	7.00%	12/2020	175	174	—	175
First Watch Restaurants, Inc.	One stop	L + 6.00%	7.00%	12/2020	175	174	—	175

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Beverage, Food and Tobacco - (continued)
First Watch Restaurants, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2020	$—	$(1)	—%	$—
Hopdoddy Holdings, LLC	One stop	L + 8.00%	9.00%	08/2020	426	422	0.1	426
Hopdoddy Holdings, LLC	One stop	L + 8.00%	N/A(5)	08/2020	—	—	—	—
Hopdoddy Holdings, LLC(4)	One stop	L + 8.00%	N/A(5)	08/2020	—	(2)	—	—
Julio & Sons Company*	One stop	L + 5.50%	6.50%	12/2018	945	941	0.2	945
Julio & Sons Company	One stop	L + 5.50%	6.50%	12/2018	147	146	—	147
Julio & Sons Company	One stop	L + 5.50%	6.50%	12/2018	83	81	—	83
Purfoods, LLC*#	One stop	L + 6.25%	7.25%	05/2021	8,047	7,936	1.3	8,047
Purfoods, LLC	One stop	N/A	7.00% PIK	05/2026	95	95	—	95
Purfoods, LLC	One stop	L + 6.25%	7.25%	05/2021	25	24	—	25
Purfoods, LLC(4)	One stop	L + 6.25%	N/A(5)	05/2021	—	(1)	—	—
Smashburger Finance LLC*	Senior loan	L + 5.50%	6.75%	05/2018	529	527	0.1	518
Smashburger Finance LLC(4)	Senior loan	L + 5.50%	N/A(5)	05/2018	—	(12)	—	—
Surfside Coffee Company LLC*	One stop	L + 5.25%	6.25%	06/2020	2,345	2,327	0.4	2,345
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	177	173	—	177
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	26	25	—	26
Tate's Bake Shop, Inc.#	Senior loan	L + 5.00%	6.00%	08/2019	144	143	—	144
Uinta Brewing Company#	One stop	L + 8.50%	9.50%	08/2019	900	900	0.1	873
Uinta Brewing Company	One stop	L + 8.50%	9.50%	08/2019	74	74	—	71
					36,640	36,412	5.7	36,158
Broadcasting and Entertainment
Extreme Reach Inc.*	Senior loan	L + 6.25%	7.25%	02/2020	933	907	0.2	943
TouchTunes Interactive Networks, Inc.*	Senior loan	L + 4.75%	5.75%	05/2021	697	695	0.1	700
					1,630	1,602	0.3	1,643
Building and Real Estate
Brooks Equipment Company, LLC*	One stop	L + 5.00%	6.00%	08/2020	6,135	6,135	1.0	6,135
Brooks Equipment Company, LLC	One stop	L + 5.00%	N/A(5)	08/2020	—	—	—	—
Paradigm DKD Group, LLC#	Senior loan	L + 5.25%	6.50%	11/2018	2,160	2,132	0.4	2,116
Paradigm DKD Group, LLC	Senior loan	L + 5.25%	6.70%	11/2018	195	185	—	179
					8,490	8,452	1.4	8,430
Cargo Transport
Worldwide Express Operations, LLC*	Senior loan	L + 5.00%	6.00	07/2019	1,767	1,752	0.3	1,767

Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.75%	5.75%	10/2018	960	959	0.2	960
Fort Dearborn Company*	Senior loan	L + 4.25%	5.25%	10/2017	164	164	—	164
					1,124	1,123	0.2	1,124
Diversified Conglomerate Manufacturing
Chase Industries, Inc.*#	One stop	L + 5.75%	6.81%	09/2020	7,009	7,006	1.1	7,009
Chase Industries, Inc.	One stop	L + 5.75%	7.13%	09/2020	1,555	1,555	0.3	1,555
Chase Industries, Inc.	One stop	L + 5.75%	N/A(5)	09/2020	—	—	—	—
Inventus Power, Inc#	One stop	L + 5.50%	6.50%	04/2020	10,481	10,428	1.6	9,643
Inventus Power, Inc(4)	One stop	L + 5.50%	N/A(5)	04/2020	—	(3)	—	(52)
Onicon Incorporated*#	One stop	L + 6.00%	7.00%	04/2020	184	182	—	182
Onicon Incorporated	One stop	L + 6.00%	N/A(5)	04/2020	—	—	—	—
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.#	Senior loan	L + 5.00%	6.00%	05/2022	2,296	2,273	0.4	2,273
PetroChoice Holdings, Inc.*	Senior loan	L + 5.00%	6.00%	08/2022	1,645	1,598	0.3	1,645
Reladyne, Inc.#	Senior loan	L + 5.25%	6.25%	07/2022	9,850	9,697	1.6	9,751
Reladyne, Inc.	Senior loan	L + 5.25%	6.25%	07/2022	111	110	—	110

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Manufacturing - (continued)
Reladyne, Inc.	Senior loan	P + 4.25%	7.75%	07/2022	$26	$24	—%	$24
Reladyne, Inc.(4)	Senior loan	L + 5.25%	N/A(5)	07/2022	—	(2)	—	(1)
Sunless Merger Sub, Inc.	Senior loan	L + 5.00%	6.25%	07/2019	298	252	—	298
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	7.25%	07/2019	30	27	—	30
					33,485	33,147	5.3	32,467
Diversified Conglomerate Service
Accellos, Inc.*	One stop	L + 5.75%	6.75%	07/2020	6,268	6,260	1.0	6,268
Accellos, Inc.	One stop	L + 5.75%	N/A(5)	07/2020	—	—	—	—
Actiance, Inc.	One stop	L + 9.00%	10.00%	04/2018	1,401	1,367	0.2	1,401
Actiance, Inc.	One stop	L + 9.00%	N/A(5)	04/2018	—	—	—	—
Agility Recovery Solutions Inc.*	One stop	L + 6.50%	7.50%	03/2020	6,280	6,216	1.0	6,280
Agility Recovery Solutions Inc.(4)	One stop	L + 6.50%	N/A(5)	03/2020	—	(3)	—	—
Bomgar Corporation*#	One stop	L + 7.50%	8.50%	06/2022	28,641	28,094	4.6	28,641
Bomgar Corporation(4)	One stop	L + 7.50%	N/A(5)	06/2022	—	(2)	—	—
CIBT Holdings, Inc*	Senior loan	L + 5.25%	6.25%	06/2022	1,882	1,863	0.3	1,882
CIBT Holdings, Inc.	Senior loan	L + 5.25%	N/A(5)	06/2022	—	—	—	—
Clearwater Analytics, LLC*#	One stop	L + 7.50%	8.50%	09/2022	9,337	9,176	1.5	9,220
Clearwater Analytics, LLC(4)	One stop	L + 7.50%	N/A(5)	09/2022	—	(2)	—	(1)
Daxko Acquisition Corporation#	One stop	L + 6.50%	7.50%	09/2022	8,488	8,361	1.4	8,403
Daxko Acquisition Corporation(4)	One stop	L + 6.50%	N/A(5)	09/2022	—	(1)	—	—
DISA Holdings Acquisition Subsidiary Corp.*	Senior loan	L + 4.50%	5.50%	12/2020	1,375	1,364	0.2	1,333
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.50%	5.50%	12/2020	77	75	—	67
EGD Security Systems, LLC*#	One stop	L + 6.25%	7.25%	06/2022	10,372	10,248	1.7	10,372
EGD Security Systems, LLC	One stop	L + 6.25%	7.25%	06/2022	98	96	—	98
EGD Security Systems, LLC(4)	One stop	L + 6.25%	N/A(5)	06/2022	—	(2)	—	—
HealthcareSource HR, Inc.*	One stop	L + 6.75%	7.75%	05/2020	8,367	8,259	1.4	8,367
HealthcareSource HR, Inc.(4)	One stop	L + 6.75%	N/A(5)	05/2020	—	(1)	—	—
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	02/2020	1,349	1,335	0.2	1,339
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	08/2021	1,137	1,127	0.2	1,129
Host Analytics, Inc.(4)	One stop	N/A	N/A(5)	02/2020	—	(4)	—	(2)
III US Holdings, LLC#	One stop	L + 6.00%	7.00%	09/2022	5,465	5,356	0.9	5,356
III US Holdings, LLC(4)	One stop	L + 6.00%	N/A(5)	09/2022	—	(1)	—	(1)
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	1,550	1,537	0.3	1,550
Jensen Hughes, Inc.#	Senior loan	L + 5.00%	6.00%	12/2021	134	133	—	134
Netsmart Technologies, Inc.#	Senior loan	L + 4.75%	5.75%	04/2023	1,649	1,634	0.3	1,659
Netsmart Technologies, Inc.(4)	Senior loan	L + 4.75%	N/A(5)	04/2023	—	(9)	—	—
Project Alpha Intermediate Holding, Inc.#	One stop	L + 8.25%	9.25%	08/2022	16,508	16,022	2.6	16,178
PT Intermediate Holdings III, LLC*#	One stop	L + 6.50%	7.50%	06/2022	23,508	23,171	3.8	23,508
PT Intermediate Holdings III, LLC	One stop	P + 5.50%	9.00%	06/2022	25	21	—	25
Quickbase, Inc.#	One stop	L + 7.50%	8.50%	04/2022	11,468	11,257	1.9	11,468
Quickbase, Inc.(4)	One stop	L + 7.50%	N/A(5)	04/2022	—	(2)	—	—
Secure-24, LLC*	One stop	L + 6.00%	7.25%	08/2017	809	809	0.1	809
Secure-24, LLC*	One stop	L + 6.00%	7.25%	08/2017	118	118	—	118
Secure-24, LLC	One stop	L + 6.00%	N/A(5)	08/2017	—	—	—	—
Severin Acquisition, LLC*	Senior loan	L + 5.38%	6.38%	07/2021	1,441	1,429	0.2	1,462
Severin Acquisition, LLC*	Senior loan	L + 5.00%	6.00%	07/2021	1,284	1,273	0.2	1,284
Severin Acquisition, LLC#	Senior loan	L + 5.38%	6.38%	07/2021	981	972	0.2	995
Severin Acquisition, LLC*	Senior loan	L + 4.88%	5.88%	07/2021	317	313	0.1	315
Steelwedge Software, Inc.	One stop	L + 10.00%	9.00% cash/2.00% PIK	09/2020	1,767	1,696	0.3	1,767

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Service - (continued)
Steelwedge Software, Inc.	One stop	L + 8.00%	N/A(5)	09/2020	$—	$—	—%	$—
TA MHI Buyer, Inc.*	One stop	L + 6.50%	7.50%	09/2021	6,622	6,573	1.1	6,622
TA MHI Buyer, Inc.#	One stop	L + 6.50%	7.50%	09/2021	1,032	1,022	0.2	1,032
TA MHI Buyer, Inc.#	One stop	L + 6.50%	7.50%	09/2021	536	531	0.1	536
TA MHI Buyer, Inc.#	One stop	L + 6.50%	7.50%	09/2021	191	190	—	191
TA MHI Buyer, Inc.	One stop	L + 6.50%	N/A(5)	09/2021	—	—	—	—
Trintech, Inc. *	One stop	L + 6.00%	7.00%	10/2021	8,820	8,724	1.4	8,820
Trintech, Inc.(4)	One stop	L + 6.00%	N/A(5)	10/2021	—	(1)	—	—
Vendavo, Inc.	One stop	L + 8.50%	9.50%	10/2019	4,331	4,295	0.7	4,257
Vendavo, Inc.(4)	One stop	L + 8.50%	N/A(5)	10/2019	—	(2)	—	(6)
Vendor Credentialing Service LLC*#	One stop	L + 6.00%	7.00%	11/2021	11,342	11,191	1.8	11,342
Vendor Credentialing Service LLC(4)	One stop	L + 6.00%	N/A(5)	11/2021	—	(1)	—	—
Vitalyst, LLC#	Senior loan	L + 5.25%	6.50%	09/2017	95	95	—	95
Vitalyst, LLC	Senior loan	L + 4.25%	N/A(5)	09/2017	—	—	—	—
Workforce Software, LLC	One stop	L + 10.50%	4.50% cash/7.00% PIK	06/2021	21,601	21,452	3.5	21,439
Workforce Software, LLC	One stop	L + 3.50%	N/A(5)	06/2021	—	—	—	—
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 8.50%	9.50%	08/2021	4,428	4,365	0.7	4,395
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 8.50%	N/A(5)	08/2021	—	—	—	—
					211,094	207,989	34.1	210,147
Ecological
Pace Analytical Services, LLC*#	One stop	L + 6.25%	7.25%	09/2022	15,374	15,105	2.5	15,220
Pace Analytical Services, LLC(4)	One stop	L + 6.25%	N/A(5)	09/2022	—	(2)	—	(1)
Pace Analytical Services, LLC(4)	One stop	L + 6.25%	N/A(5)	09/2022	—	(6)	—	(3)
					15,374	15,097	2.5	15,216
Electronics
Appriss Holdings, Inc.*#	Senior loan	L + 5.25%	6.25%	11/2020	10,322	10,225	1.7	10,322
Appriss Holdings, Inc.	Senior loan	L + 5.25%	6.25%	11/2020	379	369	0.1	379
Compusearch Software Holdings, Inc.*	Senior loan	L + 4.25%	5.25%	05/2021	631	630	0.1	631
Diligent Corporation*#	One stop	L + 6.75%	7.75%	04/2022	32,020	31,354	5.2	32,020
Diligent Corporation(4)	One stop	L + 6.75%	N/A(5)	04/2022	—	(2)	—	—
ECI Acquisition Holdings, Inc.*	One stop	L + 6.25%	7.25%	03/2019	7,148	7,148	1.2	7,148
ECI Acquisition Holdings, Inc.#	One stop	L + 6.25%	7.25%	03/2019	463	463	0.1	463
ECI Acquisition Holdings, Inc.	One stop	L + 6.25%	N/A(5)	03/2019	—	—	—	—
Gamma Technologies, LLC*#	One stop	L + 5.00%	6.00%	06/2021	9,443	9,369	1.5	9,443
Gamma Technologies, LLC(4)	One stop	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
Park Place Technologies LLC*#	One stop	L + 5.25%	6.25%	06/2022	10,720	10,580	1.7	10,720
Park Place Technologies LLC	One stop	L + 5.25%	6.25%	06/2022	100	98	—	100
Sloan Company, Inc., The#	One stop	L + 7.25%	8.25%	04/2020	3,626	3,577	0.6	3,445
Sloan Company, Inc., The	One stop	L + 7.25%	8.25%	04/2020	6	5	—	4
Sovos Compliance Formerly Taxware, LLC*#	One stop	L + 7.25%	8.25%	03/2022	32,750	32,154	5.2	32,095
Sovos Compliance Formerly Taxware, LLC(4)	One stop	L + 7.25%	N/A(5)	03/2022	—	(1)	—	(1)
Sparta Holding Corporation*	One stop	L + 5.50%	6.50%	07/2020	695	695	0.1	695
Sparta Holding Corporation	One stop	L + 5.50%	N/A(5)	07/2020	—	—	—	—
Syncsort Incorporated*#	One stop	L + 5.50%	6.50%	11/2021	14,253	14,009	2.3	14,253
Syncsort Incorporated(4)	One stop	L + 5.50%	N/A(5)	11/2021	—	(2)	—	—
					122,556	120,670	19.8	121,717
Grocery
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	5.77%	10/2020	175	172	—	177
Teasdale Quality Foods, Inc.*	Senior loan	L + 4.75%	5.77%	10/2020	131	130	—	133
					306	302	—	310

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare
Active Day, Inc.*#	One stop	L + 6.00%	7.00%	12/2021	$11,642	$11,466	1.9%	$11,642
Active Day, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2021	—	(2)	—	—
Active Day, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2021	—	(32)	—	—
ADCS Clinics Intermediate Holdings, LLC#	One stop	L + 5.75%	6.75%	05/2022	22,127	21,711	3.6	22,127
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	6.75%	05/2022	109	108	—	109
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	6.75%	05/2022	32	32	—	32
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	8.25%	05/2022	28	26	—	28
ADCS Clinics Intermediate Holdings, LLC(4)	One stop	L + 5.75%	N/A(5)	05/2022	—	(5)	—	—
Advanced Pain Management Holdings, Inc.#	Senior loan	L + 5.00%	6.25%	02/2018	5,800	5,797	0.9	5,626
Advanced Pain Management Holdings, Inc.#	Senior loan	L + 5.00%	6.25%	02/2018	397	396	0.1	385
Advanced Pain Management Holdings, Inc.(4)	Senior loan	L + 5.00%	N/A(5)	02/2018	—	—	—	(30)
Agilitas USA, Inc.*	Senior loan	L + 4.00%	5.00%	10/2020	512	508	0.1	491
Apothecary Products, LLC*	Senior loan	L + 4.00%	5.00%	02/2019	1,857	1,857	0.3	1,857
Apothecary Products, LLC	Senior loan	L + 4.00%	5.04%	02/2019	472	472	0.1	472
Aris Teleradiology Company, LLC*	Senior loan	L + 4.75%	5.75%	03/2021	872	865	0.1	872
Aris Teleradiology Company, LLC	Senior loan	L + 4.75%	N/A(5)	03/2021	—	—	—	—
Avalign Technologies, Inc.*	Senior loan	L + 4.50%	5.50%	07/2021	756	753	0.1	756
BIORECLAMATIONIVT, LLC*#	One stop	L + 6.25%	7.25%	01/2021	12,728	12,538	2.1	12,728
BIORECLAMATIONIVT, LLC (4)	One stop	L + 6.25%	N/A(5)	01/2021	—	(1)	—	—
California Cryobank, LLC*	One stop	L + 5.50%	6.50%	08/2019	2,667	2,667	0.4	2,667
California Cryobank, LLC	One stop	L + 5.50%	6.50%	08/2019	403	403	0.1	403
California Cryobank, LLC	One stop	L + 5.50%	N/A(5)	08/2019	—	—	—	—
Certara L.P.*	One stop	L + 6.25%	7.25%	12/2018	3,718	3,714	0.6	3,718
Certara L.P.	One stop	L + 6.25%	N/A(5)	12/2018	—	—	—	—
CLP Healthcare Services, Inc.*	Senior loan	L + 5.25%	6.25%	12/2020	946	937	0.2	946
CPI Buyer, LLC*	Senior loan	L + 4.50%	5.50%	08/2021	3,193	3,157	0.5	3,177
DCA Investment Holding, LLC*#	One stop	L + 5.25%	6.25%	07/2021	14,750	14,594	2.4	14,750
DCA Investment Holding, LLC*#	One stop	L + 5.25%	6.25%	07/2021	13,764	13,572	2.2	13,764
DCA Investment Holding, LLC	One stop	P + 4.25%	7.75%	07/2021	1,442	1,426	0.2	1,442
Deca Dental Management LLC	One stop	L + 6.25%	7.25%	07/2020	7,596	7,509	1.2	7,596
Deca Dental Management LLC	One stop	L + 6.25%	7.25%	07/2020	924	908	0.1	924
Deca Dental Management LLC	One stop	L + 6.25%	7.25%	07/2020	50	49	—	50
Dental Holdings Corporation*	One stop	L + 5.50%	6.50%	02/2020	3,386	3,357	0.5	3,386
Dental Holdings Corporation	One stop	L + 5.50%	6.50%	02/2020	515	509	0.1	515
Dental Holdings Corporation	One stop	P + 4.25%	7.75%	02/2020	95	91	—	95
eSolutions, Inc.*#	One stop	L + 6.50%	7.50%	03/2022	11,928	11,792	1.9	11,928
eSolutions, Inc.(4)	One stop	L + 6.50%	N/A(5)	03/2022	—	(1)	—	—
Katena Holdings, Inc.*	One stop	L + 6.25%	7.25%	06/2021	4,567	4,529	0.7	4,567
Katena Holdings, Inc.	One stop	P + 5.25%	8.75%	06/2021	446	442	0.1	446
Katena Holdings, Inc.	One stop	P + 5.25%	8.75%	06/2021	13	12	—	13
Lombart Brothers, Inc.#	One stop	L + 6.75%	7.75%	04/2022	3,263	3,207	0.5	3,263
Lombart Brothers, Inc.	One stop	L + 6.75%	7.75%	04/2022	8	7	—	8
Maverick Healthcare Group, LLC#	Senior loan	L + 7.50%	7.25% cash/2.00% PIK	04/2017	631	628	0.1	631
Oliver Street Dermatology Holdings, LLC*#	One stop	L + 6.50%	7.50%	05/2022	8,030	7,886	1.3	8,030
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.50%	05/2022	58	57	0.1	58
Oliver Street Dermatology Holdings, LLC(4)	One stop	L + 6.50%	N/A(5)	05/2022	—	(3)	—	—
Pinnacle Treatment Centers, Inc.#	One stop	L + 6.25%	7.25%	08/2021	9,846	9,679	1.6	9,748
Pinnacle Treatment Centers, Inc.	One stop	P + 5.00%	8.50%	08/2021	5	3	—	4
Pinnacle Treatment Centers, Inc.(4)	One stop	L + 6.25%	N/A(5)	08/2021	—	(3)	—	(1)
PPT Management, LLC*	One stop	L + 5.00%	6.00%	04/2020	2,036	2,018	0.3	2,036
PPT Management, LLC	One stop	L + 5.00%	6.00%	04/2020	137	136	—	137

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare - (continued)
PPT Management, LLC(4)	One stop	L + 5.00%	N/A(5)	04/2020	$—	$(1)	—%	$—
Premise Health Holding Corp.*	One stop	L + 4.50%	5.50%	06/2020	2,007	2,007	0.3	2,007
Premise Health Holding Corp.	One stop	L + 4.50%	N/A(5)	06/2020	—	—	—	—
Pyramid Healthcare, Inc.*	One stop	L + 5.75%	6.75%	08/2019	358	354	0.1	358
Radiology Partners, Inc.#	One stop	L + 5.50%	6.50%	09/2020	4,443	4,400	0.7	4,399
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	6.00%	12/2017	1,178	1,175	0.2	1,178
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	7.50%	12/2017	14	13	—	14
RXH Buyer Corporation#	One stop	L + 5.75%	6.75%	09/2021	11,248	11,063	1.8	10,798
RXH Buyer Corporation	One stop	L + 5.75%	6.75%	09/2021	1,273	1,262	0.2	1,222
RXH Buyer Corporation	One stop	P + 4.75%	8.25%	09/2021	35	32	—	27
RXH Buyer Corporation(4)	One stop	L + 5.75%	N/A(5)	09/2021	—	(19)	—	(22)
Southern Anesthesia and Surgical*	One stop	L + 5.50%	6.50%	11/2017	239	239	—	239
Southern Anesthesia and Surgical#	One stop	L + 5.50%	6.50%	11/2017	117	117	—	117
Southern Anesthesia and Surgical	One stop	L + 5.50%	N/A(5)	11/2017	—	—	—	—
Spear Education, LLC*	One stop	L + 6.00%	7.00%	08/2019	3,570	3,553	0.6	3,570
Spear Education, LLC	One stop	L + 6.00%	7.00%	08/2019	183	182	—	183
Spear Education, LLC(4)	One stop	L + 6.00%	N/A(5)	08/2019	—	(1)	—	—
Summit Behavioral Holdings I, LLC*	One stop	L + 5.00%	6.00%	06/2021	4,179	4,129	0.7	4,179
Summit Behavioral Holdings I, LLC(4)	One stop	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
Summit Behavioral Holdings I, LLC(4)	One stop	L + 5.00%	N/A(5)	06/2021	—	(2)	—	—
Surgical Information Systems, LLC*	Senior loan	L + 3.00%	4.50%	09/2018	176	176	—	176
U.S. Anesthesia Partners, Inc.*	One stop	L + 5.00%	6.12%	12/2019	3,780	3,780	0.6	3,780
WIRB-Copernicus Group, Inc.#	Senior loan	L + 5.00%	6.00%	08/2022	9,482	9,389	1.5	9,387
WIRB-Copernicus Group, Inc.(4)	Senior loan	L + 5.00%	N/A(5)	08/2022	—	(1)		(1)
Young Innovations, Inc.*	Senior loan	L + 4.75%	5.75%	01/2019	19	19	—	20
					194,050	191,636	31.1	193,027
Home and Office Furnishings, Housewares, and Durable Consumer
Plano Molding Company, LLC#	One stop	L + 6.50%	7.50%	05/2021	8,655	8,589	1.3	7,963

Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC*	Senior loan	L + 4.50%	5.75%	10/2018	394	388	0.1	394

Insurance
Captive Resources Midco, LLC*#	One stop	L + 5.75%	6.75%	06/2020	8,128	8,051	1.3	8,128
Captive Resources Midco, LLC(4)	One stop	L + 5.75%	N/A(5)	06/2020	—	(3)	—	—
Captive Resources Midco, LLC(4)	One stop	L + 5.75%	N/A(5)	06/2020	—	(9)	—	—
Higginbotham Insurance Agency, Inc.*	Senior loan	L + 5.25%	6.25%	11/2021	1,119	1,109	0.2	1,120
Internet Pipeline, Inc.*#	One stop	L + 7.25%	8.25%	08/2022	10,461	10,310	1.7	10,461
Internet Pipeline, Inc.(4)	One stop	L + 7.25%	N/A(5)	08/2021	—	(1)	—	—
RSC Acquisition, Inc.*	Senior loan	L + 5.25%	6.25%	11/2022	542	537	0.1	542
					20,250	19,994	3.3	20,251
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.#	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	430	391	0.1	398
Competitor Group, Inc.	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	50	47	—	46
Competitor Group, Inc.	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	6	6	—	6
NFD Operating, LLC*	One stop	L + 7.00%	8.25%	06/2021	2,192	2,160	0.4	2,192
NFD Operating, LLC	One stop	L + 7.00%	N/A(5)	06/2021	—	—	—	—
NFD Operating, LLC(4)	One stop	L + 7.00%	N/A(5)	06/2021	—	(1)	—	—
Teaching Company, The*#	One stop	L + 6.25%	7.25%	08/2020	12,209	12,138	2.0	12,209

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Leisure, Amusement, Motion Pictures and Entertainment - (continued)
Teaching Company, The	One stop	L + 6.25%	7.25%	08/2020	$40	$39	—%	$40
Titan Fitness, LLC*	One stop	L + 6.50%	7.75%	09/2019	1,974	1,974	0.3	1,974
Titan Fitness, LLC	One stop	L + 6.50%	7.75%	09/2019	261	261	—	261
Titan Fitness, LLC	One stop	L + 6.50%	7.75%	09/2019	87	82	—	87
Titan Fitness, LLC	One stop	P + 5.25%	8.75%	09/2019	63	63	—	63
					17,312	17,160	2.8	17,276
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.#	One stop	L + 9.00%	10.25%	10/2017	192	192	—	169
Benetech, Inc.	One stop	P + 7.75%	11.25%	10/2017	7	7	—	1
					199	199	—	170
Oil and Gas
Drilling Info, Inc.*	One stop	L + 6.46%	7.46%	06/2020	3,960	3,909	0.6	3,920
Drilling Info, Inc.	One stop	L + 6.55%	7.55%	06/2020	963	946	0.2	953
					4,923	4,855	0.8	4,873
Personal and Non-Durable Consumer Products
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	6.50%	11/2021	4,922	4,880	0.7	4,922
Georgica Pine Clothiers, LLC#	One stop	L + 5.50%	6.50%	11/2021	430	426	0.1	430
Georgica Pine Clothiers, LLC(4)	One stop	L + 5.50%	N/A(5)	11/2021	—	(1)	—	—
Massage Envy, LLC*	One stop	L + 7.25%	8.50%	09/2018	986	986	0.2	986
Massage Envy, LLC	One stop	L + 7.25%	N/A(5)	09/2018	—	—	—	—
Orthotics Holdings, Inc#	One stop	L + 5.00%	6.00%	02/2020	3,732	3,700	0.6	3,545
Orthotics Holdings, Inc#(7)	One stop	L + 5.00%	6.00%	02/2020	612	607	0.1	581
Orthotics Holdings, Inc	One stop	L + 5.00%	6.00%	02/2020	62	57	—	34
Orthotics Holdings, Inc(4)(7)	One stop	L + 5.00%	N/A(5)	02/2020	—	(1)	—	(3)
Orthotics Holdings, Inc(4)	One stop	L + 5.00%	N/A(5)	02/2020	—	(5)	—	(31)
Team Technologies Acquisition Company*	Senior loan	L + 5.00%	6.25%	12/2017	283	283	—	280
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	6.75%	12/2017	52	52	—	52
Team Technologies Acquisition Company	Senior loan	L + 5.00%	N/A(5)	12/2017	$—	$—	—	$—
					11,079	10,984	1.7	10,796
Personal, Food and Miscellaneous Services
Clarkson Eyecare LLC*#	One stop	L + 6.25%	7.25%	04/2021	17,365	17,120	2.8	17,191
Clarkson Eyecare LLC	One stop	L + 6.25%	7.25%	04/2021	8,486	8,342	1.4	8,392
Clarkson Eyecare LLC	One stop	L + 6.25%	7.25%	04/2021	2,986	2,958	0.5	2,956
Clarkson Eyecare LLC	One stop	L + 6.25%	7.25%	04/2021	2,543	2,520	0.4	2,517
Clarkson Eyecare LLC	One stop	L + 6.25%	7.25%	04/2021	670	670	0.1	663
Clarkson Eyecare LLC	One stop	L + 6.25%	7.25%	04/2021	494	483	0.1	489
Clarkson Eyecare LLC	One stop	P + 5.25%	8.08%	04/2021	467	462	0.1	462
Community Veterinary Partners, LLC	One stop	L + 5.50%	6.50%	10/2021	17	16	—	16
Ignite Restaurant Group, Inc.*	One stop	L + 7.00%	8.00%	02/2019	1,041	1,041	0.2	1,020
PetVet Care Centers LLC	Senior loan	L + 4.75%	5.75%	12/2020	2,418	2,397	0.4	2,418
PetVet Care Centers LLC	Senior loan	L + 4.75%	5.75%	12/2020	1,818	1,788	0.3	1,818
PetVet Care Centers LLC(4)	Senior loan	L + 4.75%	N/A(5)	12/2020	—	(14)	—	—
R.G. Barry Corporation#	Senior loan	L + 5.00%	6.00%	09/2019	1,416	1,416	0.2	1,402
Vetcor Professional Practices LLC*#	One stop	L + 6.25%	7.25%	04/2021	27,554	27,053	4.5	27,554
Vetcor Professional Practices LLC #	One stop	L + 6.25%	7.25%	04/2021	634	628	0.1	634
Vetcor Professional Practices LLC	One stop	L + 6.25%	7.25%	04/2021	361	329	0.1	361
Vetcor Professional Practices LLC*	One stop	L + 6.25%	7.25%	04/2021	189	187	—	189
Vetcor Professional Practices LLC	One stop	L + 6.25%	7.25%	04/2021	155	153	—	155
Vetcor Professional Practices LLC(4)	One stop	L + 6.25%	N/A(5)	04/2021	—	(5)	—	—

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Personal, Food and Miscellaneous Services - (continued)
Vetcor Professional Practices LLC(4)	One stop	L + 6.25%	N/A(5)	04/2021	$—	$(45)	—%	$—
Veterinary Specialists of North America, LLC#	One stop	L + 5.25%	6.25%	07/2021	3,170	3,130	0.5	3,138
Veterinary Specialists of North America, LLC	One stop	L + 5.25%	6.25%	07/2021	33	33	—	33
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.25%	N/A(5)	07/2021	—	(2)	—	(2)
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.25%	N/A(5)	07/2021	—	(9)	—	(7)
Wetzel's Pretzels, LLC*	One stop	L + 6.75%	7.75%	09/2021	6,563	6,450	1.1	6,497
Wetzel's Pretzels, LLC(4)	One stop	L + 6.75%	N/A(5)	09/2021	—	(1)	—	—
					78,380	77,100	12.8	77,896
Printing and Publishing
Brandmuscle, Inc.#	Senior loan	L + 5.00%	6.00%	12/2021	543	538	0.1	548
Market Track, LLC*#	One stop	L + 7.00%	8.00%	10/2019	19,620	19,403	3.2	19,620
Market Track, LLC#	One stop	L + 7.00%	8.00%	10/2019	4,983	4,965	0.8	4,983
Market Track, LLC#	One stop	L + 7.00%	8.00%	10/2019	2,262	2,232	0.4	2,262
Market Track, LLC	One stop	L + 7.00%	8.00%	10/2019	1,180	1,162	0.2	1,180
Market Track, LLC*	One stop	L + 7.00%	8.00%	10/2019	379	378	0.1	379
Market Track, LLC#	One stop	L + 7.00%	8.00%	10/2019	373	370	0.1	373
Market Track, LLC*	One stop	L + 7.00%	8.00%	10/2019	224	223	—	224
Marketo, Inc.	One stop	L + 9.50%	10.50%	08/2021	20,640	20,036	3.3	20,330
Marketo, Inc.(4)	One stop	L + 9.50%	N/A(5)	08/2021	—	(2)	—	(1)
					50,204	49,305	8.2	49,898
Retail Stores
Batteries Plus Holding Corporation*#	One stop	L + 6.75%	7.75%	07/2022	13,218	13,016	2.1	13,152
Batteries Plus Holding Corporation(4)	One stop	L + 6.75%	N/A(5)	07/2022	—	(2)	(0.1)	(1)
CVS Holdings I, LP*#	One stop	L + 6.25%	7.25%	08/2021	17,313	17,048	2.8	17,055
CVS Holdings I, LP#	One stop	L + 6.25%	7.25%	08/2021	250	245	—	246
CVS Holdings I, LP(4)	One stop	L + 6.25%	N/A(5)	08/2020	—	(3)	—	(3)
CVS Holdings I, LP(4)	One stop	L + 6.25%	N/A(5)	08/2021	—	(8)	—	(6)
Cycle Gear, Inc.*	One stop	L + 6.50%	7.50%	01/2020	7,648	7,561	1.2	7,648
Cycle Gear, Inc.(4)	One stop	L + 6.50%	N/A(5)	01/2020	—	(10)	—	—
Cycle Gear, Inc.(4)	One stop	L + 6.50%	N/A(5)	01/2020	—	(10)	—	—
DTLR, Inc.*#	One stop	L + 6.50%	7.50%	10/2020	9,778	9,700	1.6	9,778
Elite Sportswear, L.P.#	Senior loan	L + 5.00%	6.00%	03/2020	1,257	1,248	0.2	1,254
Elite Sportswear, L.P.#	Senior loan	L + 5.25%	6.25%	03/2020	647	641	0.1	650
Elite Sportswear, L.P.#	Senior loan	L + 5.25%	6.25%	03/2020	98	97	0.1	99
Elite Sportswear, L.P.	Senior loan	P + 3.75%	7.25%	03/2020	52	50	—	52
Express Oil Change, LLC	Senior loan	L + 5.00%	6.01%	12/2017	78	77	—	78
Feeders Supply Company, LLC#	One stop	L + 5.75%	6.75%	04/2021	4,000	3,954	0.6	4,000
Feeders Supply Company, LLC	Subordinated debt	N/A	12.50% cash/7.00% PIK	04/2021	40	40	—	40
Feeders Supply Company, LLC(4)	One stop	L + 5.75%	N/A(5)	04/2021	—	(1)	—	—
Marshall Retail Group, LLC, The#	One stop	L + 6.00%	7.00%	08/2020	3,198	3,198	0.5	3,006
Marshall Retail Group, LLC, The	One stop	L + 6.00%	7.00%	08/2019	107	107	—	73
Mills Fleet Farm Group LLC*#	One stop	L + 5.50%	6.50%	02/2022	30,662	29,796	5.0	30,662
Pet Holdings ULC#(7)(8)	One stop	L + 5.50%	6.50%	07/2022	32,675	32,048	5.2	32,348
Pet Holdings ULC(7)(8)	One stop	P + 4.50%	8.00%	07/2022	38	35	—	36
Pet Holdings ULC(4)(7)(8)	One stop	L + 5.50%	N/A(5)	07/2022	—	(1)	—	(1)
Sneaker Villa, Inc.#	One stop	L + 7.75%	8.75%	12/2020	173	171	—	173
					121,232	118,997	19.3	120,339

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Telecommunications
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	12/2017	$595	$595	0.1%	$595
Hosting.com Inc.	Senior loan	L + 4.50%	5.75%	12/2017	67	67	—	67
Wilcon Operations LLC*	One stop	L + 6.00%	7.00%	10/2018	2,718	2,705	0.4	2,718
Wilcon Operations LLC	One stop	L + 6.00%	7.00%	10/2018	1,004	1,004	0.2	1,004
Wilcon Operations LLC*	One stop	L + 6.00%	7.00%	10/2018	414	410	0.1	414
Wilcon Operations LLC	One stop	L + 6.00%	7.00%	10/2018	161	158	—	161
Wilcon Operations LLC(4)	One stop	L + 6.00%	N/A(5)	10/2018	—	(24)	—	—
					4,959	4,915	0.8	4,959
Textile and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	6.00%	10/2022	1,770	1,730	0.3	1,770
SHO Holding I Corporation(4)	Senior loan	L + 4.00%	N/A(5)	10/2021	—	(1)	—	(2)
					1,770	1,729	0.3	1,768
Utilities
Arcos, LLC*	One stop	L + 6.50%	7.50%	02/2021	3,722	3,689	0.6	3,722
Arcos, LLC	One stop	L + 6.50%	N/A(5)	02/2021	—	—	—	—
PowerPlan Holdings, Inc.*	Senior loan	L + 4.75%	5.75%	02/2022	850	835	0.1	850
					4,572	4,524	0.7	4,572
Total non-controlled/non-affiliate company debt investments					$1,015,694	$1,001,054	163.3%	$1,007,683

Equity Investments (9)(10)
Automobile
Polk Acquisition Corp.	LP interest	N/A	N/A	N/A	—	$401	0.1%	$401

Beverage, Food and Tobacco
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	17	84	—	32
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	8	24	—	9
Purfoods, LLC	LLC interest	N/A	N/A	N/A	355	355	0.1	355
						463	0.1	396
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	33	—	34
Flexan, LLC	Common stock	N/A	N/A	N/A	—	—	—	—
						33	—	34
Diversified Conglomerate Manufacturing
ICCN Acquisition Corp.	Preferred stock	N/A	N/A	N/A	—	259	—	96
ICCN Acquisition Corp.	Common stock	N/A	N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	242	—	242
						501	—	338
Diversified Conglomerate Service
Actiance, Inc.	Warrant	N/A	N/A	N/A	194	46	—	48
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	30	152	—	272
Bomgar Corporation	Common stock	N/A	N/A	N/A	1	620	0.1	620
Bomgar Corporation	Common stock	N/A	N/A	N/A	415	6	—	6
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	165	—	153
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	80	—	—	69
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	399	0.1	399
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	99	4	—	4
Quickbase, Inc.	Common stock	N/A	N/A	N/A	615	615	0.1	642
Steelwedge Software, Inc.	Warrant	N/A	N/A	N/A	29,443	61	—	68
TA MHI Buyer, Inc.	Preferred stock	N/A	N/A	N/A	—	163	—	210
Workforce Software, LLC	LLC units	N/A	N/A	N/A	1,309	1,309	0.2	1,309

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Service - (continued)
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	39	$31	—%	$31
						3,571	0.5	3,831
Ecological
Pace Analytical Services, LLC	Common stock	N/A	N/A	N/A	3	274	—	274

Electronics
Diligent Corporation	Preferred stock	N/A	N/A	N/A	535	535	0.1	535
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	82	—	114
SEI, Inc.	LLC units	N/A	N/A	N/A	207	207	0.1	192
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	59	—	11
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	7	—	—
Syncsort Incorporated	Preferred stock	N/A	N/A	N/A	78	194	0.1	269
						1,084	0.3	1,121
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	529	0.1	608
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	596	0.1	596
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	6
BIORECLAMATIONIVT, LLC	LLC units	N/A	N/A	N/A	—	323	0.1	353
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	5,253	525	0.1	572
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	53	5	—	89
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	651	651	0.1	716
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	345	345	0.1	412
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	81	—	89
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	—	—	16
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	205	—	243
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	—	99	—	99
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	—	218	0.1	218
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	216	0.1	216
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	0.1	2
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	4	443	—	244
						4,244	0.9	4,479
Insurance
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	207	0.1	239
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	90	2	—	74
						209	0.1	313
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.#	Preferred stock	N/A	N/A	N/A	—	184	—	3
Competitor Group, Inc.#	Common stock	N/A	N/A	N/A	1	—	—	—
						184	—	3
Personal and Non Durable Consumer Products
Georgica Pine Clothiers, LLC	LLC units	N/A	N/A	N/A	9	92	—	100

Personal, Food and Miscellaneous Services
Clarkson Eyecare LLC	LLC units	N/A	N/A	N/A	—	63	—	139
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	1	98	—	124
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	498	341	0.1	348
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	55	55	0.1	405
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	56	—	56
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	149	—	149
						762	0.2	1,221

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	$207	0.1%	$235

Retail Stores
Batteries Plus Holding Corporation	LP interest	N/A	N/A	N/A	5	505	0.1	505
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	8	111	—	177
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	37	—	49
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	1	145	—	145
Pet Holdings ULC(7)(8)	LP interest	N/A	N/A	N/A	222	188	—	171
						986	0.1	1,047
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	—	135	—	156
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	68	1	—	122
						136	—	278

Total non-controlled/non-affiliate company equity investments						$13,147	2.4%	$14,071

Total non-controlled/non-affiliate company investments					$1,015,694	$1,014,201	165.7%	$1,021,754

Controlled affiliate company investments(11)
Debt Investments
Investment Funds and Vehicles
GCIC Senior Loan Fund LLC(7)	Subordinated debt	L + 8.00%	8.44%	12/2021	$34,917	$34,917	5.7%	$34,917

Total controlled affiliate company debt investments						$34,917	5.7%	$34,917

Equity Investments(9)
Investment Funds and Vehicles
GCIC Senior Loan Fund LLC(7)	LLC interest	N/A	N/A	N/A		$12,258	2.1%	$13,039

Total controlled affiliate company equity investments						$12,258	2.1%	$13,039

Total controlled affiliate company investments					$34,917	$47,175	7.8%	$47,956

Total investments					$1,050,611	$1,061,376	173.5%	$1,069,710

Cash, Restricted Cash and Cash Equivalents
Cash and Restricted Cash						$75,731	12.3%	$75,731
Total Cash, Restricted Cash and Cash Equivalents						$75,731	12.3%	$75,731

Total Investments and Cash, Restricted Cash and Cash Equivalents						$1,137,107	185.8%	$1,145,441

#	Denotes that all or a portion of the loan collateralized the Credit Facility (as defined in Note 8).
*	Denotes that all or a portion of the loan secures the notes offered in the GCIC 2016 Debt Securitization (as defined in Note 8).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) or Prime (‘‘P’’) and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2016.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(5)	The entire commitment was unfunded at September 30, 2016. As such, no interest is being earned on this investment.

(6)	Loan was on non-accrual status as of September 30, 2016, meaning that the Company has ceased recognizing interest income on the loan.

(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2016, total non-qualifying assets at fair value represented 7.1% of the Company’s assets calculated in accordance with the 1940 Act.

(8)	The headquarters of this portfolio company is located in Canada.

(9)	Non-income producing securities.

(10)	Ownership of certain equity investments may occur through a holding company or partnership.

(11)
As defined in the 1940 Act, the Company is deemed to be both an ‘‘Affiliated Person’’ of and ‘‘Control’’ this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 6 in the accompanying notes to the consolidated financial statements for transactions during the year ended September 30, 2016 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 1.    Organization

Golub Capital Investment Corporation (“GCIC” and collectively with its subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that was formed on September 22, 2014 and commenced operations on December 31, 2014, the effective date of the Company’s election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s investment strategy is to invest primarily in senior secured and one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans) loans of U.S. middle-market companies. The Company may also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, U.S. middle-market companies. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

Note 2.    Significant Accounting Policies and Recent Accounting Updates

Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 - Financial Services - Investment Companies (“ASC Topic 946”).

The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting under Articles 6 and 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

Fair value of financial instruments: The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820 - Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3.

Any changes to the valuation methodology are reviewed by management and the Company’s board of directors (the “Board”) to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in Note 7.

Use of estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GCIC Holdings LLC ("GCIC Holdings"), GCIC Funding LLC ("GCIC Funding"), GCIC Equity LLC (“GCIC Equity”) and Golub Capital Investment Corporation CLO 2016(M) LLC (“GCIC 2016 Issuer”), in its consolidated financial statements. Effective May 2, 2016, GCIC Equity merged with GCIC Holdings, with GCIC Holdings remaining as the surviving limited liability company (“LLC”). The Company does not consolidate its non-controlling interest in GCIC Senior Loan Fund, LLC (“GCIC SLF”). See further description of the Company’s investment in GCIC SLF in Note 5.

Assets related to transactions that do not meet ASC Topic 860 - Transfers and Servicing (“ASC Topic 860”) requirements for accounting sale treatment are reflected in the Company’s consolidated statements of financial condition as investments. Those assets are owned by special purpose entities, including GCIC Funding and GCIC 2016 Issuer, that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GCIC (or any affiliate of GCIC).

Cash and cash equivalents: Cash and cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Restricted cash and cash equivalents: Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and cash equivalents are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2016 and 2015, the Company received loan origination fees of $1,664 and $1,404, respectively. For the three months ended December 31, 2016 and 2015, interest income included $1,390 and $516, respectively, of accretion of discounts.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2016 and 2015, the Company recorded PIK income of $445 and $23, respectively, and received PIK payments in cash of $0 and $0, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three months ended December 31, 2016 and 2015, fee income included $143 and $5, respectively, of prepayment premiums.

For the three months ended December 31, 2016 and 2015, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, of $19,618 and $10,036, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from LLC and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three months ended December 31, 2016, the Company recorded dividend income of $422 and return of capital distributions of $46. For the three months ended December 31, 2015, the Company did not record dividend income or return of capital distributions.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $16 and $16 as of December 31, 2016 and September 30, 2016, respectively.

Income taxes: The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company has made, and intends to continue to make, the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three months ended December 31, 2016 and 2015, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through December 31, 2016. The 2015 and 2014 tax years remain subject to examination by U.S. federal and most state tax authorities.

Distributions: Distributions to common stockholders are recorded on the record date. Subject to the discretion of and as determined by the Board, the Company intends to authorize and declare ordinary cash distributions based on a formula approved by the Board on a quarterly basis. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then stockholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

distribution. Shares issued under the DRIP will be issued at a price per share equal to the most recent net asset value (“NAV”) per share as determined by the Board.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2016 and September 30, 2016, the Company had deferred debt issuance costs of $4,197 and $5,073, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three months ended December 31, 2016 and 2015 was $899 and $478, respectively.

Recent accounting pronouncements:  In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a consensus of FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Note 3.    Stockholders’ Equity

GCIC is authorized to issue 1,000,000 shares of preferred stock at a par value of $0.001 per share and 100,000,000 shares of common stock at a par value of $0.001 per share. Since the commencement of operations on December 31, 2014, GCIC entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including with affiliates of the Adviser, providing for the private placement of GCIC’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase GCIC’s common stock, at a price per share equal to the most recent NAV per share as determined by the Board (subject to adjustment to the extent required by Section 23 of the 1940 Act), up to the amount of their respective capital subscriptions on an as-needed basis as determined by GCIC with a minimum of 10 calendar days prior notice.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of December 31, 2016 and September 30, 2016, GCIC had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2016		As of September 30, 2016
	Subscriptions	Contributions	Subscriptions	Contributions
GCIC Stockholders	$1,077,443	$594,263	$942,904	$594,263
Total	$1,077,443	$594,263	$942,904	$594,263

As of December 31, 2016 and September 30, 2016, the ratio of total contributed capital to total capital subscriptions was 55.2% and 63.0%, respectively, and GCIC had uncalled capital commitments of $483,180 and $348,641, respectively.

The following table summarizes the shares of GCIC common stock issued and outstanding for the three months ended December 31, 2016 and 2015:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares outstanding, September 30, 2015		20,843,155.219	$15.00	$312,647

Issuance of shares	11/06/2015	1,329,458.533	15.00	19,942
Issuance of shares	12/14/2015	2,078,187.800	15.00	31,173
Shares issued for capital drawdowns		3,407,646.333	$15.00	$51,115

Issuance of shares (1)	11/20/2015	182,861.440	15.00	2,743
Issuance of shares (1)	12/30/2015	168,295.009	15.00	2,524
Shares issued through DRIP		351,156.449	$15.00	$5,267

Shares outstanding, December 31, 2015		24,601,958.001	$15.00	$369,029

Shares outstanding, September 30, 2016		41,087,178.250	$15.00	$616,307

Issuance of shares (1)	11/21/2016	355,195.794	15.00	5,329
Issuance of shares (1)	12/30/2016	327,120.972	15.00	4,907
Shares issued through DRIP		682,316.766	$15.00	$10,236

Shares outstanding, December 31, 2016		41,769,495.016	$15.00	$626,543

(1)	Shares issued through the DRIP.

Note 4.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GCIC. The Board most recently reapproved the Investment Advisory Agreement in May 2016. The Investment Adviser is a

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

registered investment adviser with the Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to the lesser of (a) 1.50% or (b) the base management fee of Golub Capital BDC, Inc. (currently 1.375%) in either case on the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents and restricted cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. Base management fees for any partial quarter are appropriately pro-rated. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GCIC, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. For periods prior to the earlier of (1) the date of the pricing of an initial public offering or listing on a national securities exchange of the securities of GCIC or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement and as described above. For the three months ended December 31, 2016 and 2015, the base management fee irrevocably waived by the Investment Adviser was $1,035 and $543, respectively.

The Incentive Fee consists of three parts: the income component (the “Income Incentive Fee”), the capital gains component (the “Capital Gain Incentive Fee”) and the subordinated liquidation incentive component (the “Subordinated Liquidation Incentive Fee” and, together with the Income Incentive Fee and the Capital Gain Incentive Fee, the “Incentive Fee”).

The Income Incentive Fee is calculated quarterly in arrears based on Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that the Company has not yet received in cash.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Income Incentive Fee, it is possible that an Incentive Fee may be calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee will result in a positive value and an Income Incentive Fee will be paid unless the payment of such Income Incentive Fee would be subject to the Incentive Fee Cap defined below.

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.5% quarterly. If market interest rates rise, the Company may be able to invest funds in debt instruments that provide for a higher return, which would increase Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an Incentive Fee based on such net investment income. The Company’s Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of its total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds and leverage) used to calculate the base management fee annual rate.

The Company calculates the Income Incentive Fee with respect to its Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

•	Zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;

•
50.0% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which the amount payable to the Investment Adviser equals 20.0% of the Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply. This portion of the Company’s Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate is referred to as the “catch-up” provision; and

•	20.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For the three months ended December 31, 2016 and 2015, the Income Incentive Fee incurred was $2,046 and $663, respectively.

For periods prior to a Liquidity Event, the Investment Adviser has irrevocably agreed to waive the Income Incentive fee calculated under the Investment Advisory Agreement in amounts in excess of the following amounts (computed on a quarterly basis, in arrears):

•	zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;

•
50.0% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which the amount payable to the Investment Adviser equals to 15.0% of the Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply. This portion of the Company’s Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate is referred to as the “catch-up” provision; and

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

•	15.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

For the three months ended December 31, 2016 and 2015, the Income Incentive Fee irrevocably waived by the Investment Adviser was $16 and $0, respectively.

The second part of the Incentive Fee, the Capital Gain Incentive Fee, equals (a) 20.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ending December 31, 2015, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s “Capital Gain Incentive Fee Base” equals (1) the sum of (i) realized capital gains, if any, on a cumulative positive basis from December 31, 2014, the date the Company elected to become a BDC, through the end of each calendar year, (ii) all realized capital losses on a cumulative basis and (iii) all unrealized capital depreciation on a cumulative basis less (2) all unamortized deferred debt issuance costs, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.

•
The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in the Company’s portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.

•
The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in the Company’s portfolio when sold and (b) the accreted or amortized cost basis of such investment.

•
The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable Capital Gain Incentive Fee calculation date and (b) the accreted or amortized cost basis of such investment.

The Capital Gain Incentive Fee is calculated on a cumulative basis from December 31, 2014 through the end of each calendar year. Prior to the closing of a Liquidity Event, the Investment Adviser has agreed to waive that portion of the Capital Gain Incentive Fee, calculated as described above, in excess of 15.0% of the Capital Gain Incentive Fee Base, provided that any amounts so waived shall be deemed to have been paid to the Investment Adviser for purposes of determining the Capital Gain Incentive Fee payable after the closing of a public offering.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable for the three months ended December 31, 2016 and 2015. However, in accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15.0% prior to a Liquidity Event (20.0% following a Liquidity Event) of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2016 and 2015, the Company accrued a capital gain incentive fee under GAAP of $698 and $139, respectively, and are included in incentive fee in the consolidated statements of operations. As of December 31, 2016 and September 30, 2016, included in management and incentive fees payable on the consolidated statements of financial condition were $1,322 and $624, respectively, for accruals for capital gain incentive fees under GAAP.

The third part of the Incentive Fee, the Subordinated Liquidation Incentive Fee, equals 20.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation; subject, however, to the limit of cumulative Incentive Fees of all types not exceeding the Incentive Fee Cap (as defined below). For purposes of this calculation, “liquidation” will include any merger of the Company with another entity or the acquisition of all or substantially all of the shares of common stock of GCIC in a single or series of related transactions. The Investment Advisory Agreement provides that no Subordinated Liquidation Incentive Fee shall be payable for any liquidation that occurs more than six months after the date of a public offering of securities of GCIC. For periods prior to the closing of a Liquidity Event, the Investment Adviser has agreed to waive that portion of the Subordinated Liquidation Incentive Fee in excess of 10.0% of the net proceeds from liquidation in excess of adjusted capital, as calculated immediately prior to liquidation.

The Company has structured the calculation of the Incentive Fee to include a fee limitation such that an Incentive Fee for any quarter can only be paid to the Investment Adviser if, after such payment, the cumulative Incentive Fees paid to the Investment Adviser since December 31, 2014, would be less than or equal to 20.0% of the Company’s Cumulative Pre-Incentive Fee Net Income (the “Incentive Fee Cap”). Cumulative Pre-Incentive Fee Net Income is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period from December 31, 2014 and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation from December 31, 2014. For periods prior to a Liquidity Event, the Investment Adviser has agreed to irrevocably waive any Incentive Fee payable in excess of 15.0% of the Company’s Cumulative Pre-Incentive Fee Net Income; provided that any amounts so waived shall be deemed to have been paid to the Investment Adviser for purposes of the Incentive Fee Cap after the closing of such Liquidity Event.

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. The Company will deposit one-third of each Incentive Fee payment into an escrow account (the “Escrow Account”) administered by The Bank of New York Mellon (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to December 31, 2020, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of its stockholders. For the three months ended December 31, 2016 and 2015, the Company deposited $624 and $209, respectively, into the Escrow Account. As of December 31, 2016, the Company has made deposits totaling $2,050 into the Escrow Account.

Administration Agreement: Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides the Company with clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company’s day-to-day operations. GCIC reimburses the Administrator the allocable portion (subject to the review and approval of the Board) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

functions and GCIC’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

Included in accounts payable and accrued expenses is $362 and $280 as of December 31, 2016 and September 30, 2016, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Company has agreed to reimburse the Investment Adviser for the organization and offering costs incurred on its behalf up to an aggregate amount of $700. Organization and offering costs include, among other things, the cost of incorporating the Company, including legal, accounting, regulatory filing and other fees pertaining to the Company’s organization, as well as expenses for the registration and offering of shares of GCIC common stock that were paid by the Investment Adviser on behalf of the Company. As of December 31, 2016 and September 30, 2016, the organization and offering costs incurred by the Company totaled $700 and $534, respectively.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Administrator during the three months ended December 31, 2016 and 2015 were $262 and $53, respectively.

As of December 31, 2016 and September 30, 2016, included in accounts payable and accrued expenses were $533 and $262, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

During the three months ended December 31, 2016 and 2015, the Company sold $23,733 and $90,642, respectively, of investments and unfunded commitments to GCIC SLF at fair value and recognized $197 and $685, respectively, of net realized gains.

On December 30, 2014, the Investment Adviser transferred 666.670 shares of the Company’s common stock acquired in connection with the Company’s formation to GCOP LLC, an affiliate of the Investment Adviser, for $10. In addition, on December 31, 2014, GCOP LLC entered into a $15,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. As of December 31, 2016, the Company has issued 1,004,905.973, shares of its common stock, including through the DRIP, to GCOP LLC in exchange for aggregate capital contributions totaling $15,074.

On December 31, 2014, GEMS Fund, L.P. ("GEMS") entered into a $40,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. In connection with the Company’s acquisition of GCIC Holdings and GCIC Funding from GEMS on December 31, 2014, the Company issued 2,666,666.667 shares of its common stock and entered into an $11,820 short-term unsecured promissory note with GEMS (“GEMS Note”) that matured and was paid-off on March 2, 2015. As of December 31, 2016, the Company has issued 3,116,273.567 shares of its common stock, including through the DRIP, to GEMS in exchange for aggregate capital contributions totaling $46,744.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

On February 3, 2015, the Company entered into an unsecured revolving credit facility with the Investment Adviser (the “Revolver”), with a maximum credit limit of $40,000 and expiration date of February 3, 2018. Refer to Note 8 for discussion of the Revolver.

On June 1, 2015, GEMS Fund 4, L.P, a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a subscription agreement, which was subsequently increased to $33,677, to purchase shares of the Company’s common stock in a private placement. As of December 31, 2016, the Company has issued 1,080,638.533 shares of its common stock to GEMS Fund 4, L.P in exchange for aggregate capital contributions totaling $16,210.

During the three months ended December 31, 2016 and 2015, GCIC SLF incurred an administrative service fee of $55 and $17, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between GCIC SLF and the Administrator.

Note 5.    Investments

Investments as of December 31, 2016 and September 30, 2016 consisted of the following:

	As of December 31, 2016			As of September 30, 2016
	Par	Amortized Cost	Fair Value	Par	Amortized Cost	Fair Value
Senior secured	$116,665	$115,143	$115,895	$113,576	$112,122	$112,994
One stop	930,771	917,411	925,808	902,078	888,892	894,649
Subordinated debt	52	52	52	40	40	40
Subordinated notes in GCIC SLF(1)(2)	—	—	—	34,917	34,917	34,917
LLC equity interests in GCIC SLF(2)	N/A	55,977	56,960	N/A	12,258	13,039
Equity	N/A	13,259	15,040	N/A	13,147	14,071
Total	$1,047,488	$1,101,842	$1,113,755	$1,050,611	$1,061,376	$1,069,710

(1)
On December 30, 2016, GCIC SLF issued a capital call in an aggregate amount of $39,905 the proceeds of which were used to redeem in full the outstanding balance on the subordinated notes previously issued by GCIC SLF and terminate all remaining subordinated note commitments.

(2)	GCIC SLF’s proceeds from the subordinated notes and LLC equity interests invested in GCIC SLF were utilized by GCIC SLF to invest in senior secured loans.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of December 31, 2016		As of September 30, 2016
Amortized Cost:
United States
Mid-Atlantic	$268,855	24.4%	$248,384	23.4%
Midwest	262,339	23.8	275,157	25.9
West	104,985	9.6	104,238	9.8
Southeast	245,694	22.3	234,214	22.1
Southwest	91,922	8.3	73,563	6.9
Northeast	95,801	8.7	93,550	8.8
Canada	32,246	2.9	32,270	3.1
Total	$1,101,842	100.0%	$1,061,376	100.0%

Fair Value:
United States
Mid-Atlantic	$272,607	24.5%	$250,798	23.4%
Midwest	264,078	23.7	276,075	25.8
West	106,002	9.5	104,527	9.8
Southeast	248,395	22.3	237,168	22.2
Southwest	92,122	8.3	73,691	6.9
Northeast	97,720	8.8	94,897	8.9
Canada	32,831	2.9	32,554	3.0
Total	$1,113,755	100.0%	$1,069,710	100.0%

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2016 and September 30, 2016 were as follows:

	As of December 31, 2016			As of September 30, 2016
Amortized Cost:
Aerospace and Defense	$12,874	1.2%		$12,966	1.2%
Automobile	47,671	4.3		51,568	4.9
Beverage, Food and Tobacco	47,971	4.4		36,875	3.5
Broadcasting and Entertainment	1,596	0.1		1,602	0.2
Buildings and Real Estate	8,286	0.8		8,452	0.8
Cargo Transport	1,742	0.2		1,752	0.2
Chemicals, Plastics and Rubber	1,079	0.1		33	0.0	*
Containers, Packaging and Glass	—	—		1,123	0.1
Diversified Conglomerate Manufacturing	31,400	2.8		33,648	3.2
Diversified Conglomerate Service	217,608	19.7		211,560	19.9
Ecological	15,356	1.4		15,371	1.4
Electronics	123,242	11.2		121,754	11.5
Grocery	297	0.0	*	302	0.0	*
Healthcare, Education and Childcare	214,784	19.5		195,880	18.5
Home and Office Furnishings, Housewares, and Durable Consumer	6,958	0.6		8,589	0.8
Hotels, Motels, Inns, and Gaming	387	0.0	*	388	0.0	*
Insurance	20,432	1.9		20,203	1.9
Investment Funds and Vehicles	55,977	5.1		47,175	4.4
Leisure, Amusement, Motion Pictures and Entertainment	17,418	1.6		17,344	1.6
Mining, Steel, Iron and Non-Precious Metals	191	0.0	*	199	0.0	*
Oil and Gas	4,824	0.4		4,855	0.5
Personal and Non-Durable Consumer Products	13,568	1.2		11,076	1.0
Personal, Food and Miscellaneous Services	80,082	7.3		77,862	7.3
Printing and Publishing	53,860	4.9		49,512	4.7
Retail Stores	105,487	9.6		119,983	11.3
Telecommunications	12,372	1.1		4,915	0.5
Textiles and Leather	1,726	0.2		1,729	0.2
Utilities	4,654	0.4		4,660	0.4
Total	$1,101,842	100.0%		$1,061,376	100.0%

* Represents an amount less than 0.1%

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of December 31, 2016			As of September 30, 2016
Fair Value:
Aerospace and Defense	$12,669	1.2%		$12,668	1.2%
Automobile	48,222	4.3		52,255	4.9
Beverage, Food and Tobacco	47,782	4.3		36,554	3.4
Broadcasting and Entertainment	1,639	0.2		1,643	0.2
Buildings and Real Estate	8,261	0.8		8,430	0.8
Cargo Transport	1,755	0.2		1,767	0.2
Chemicals, Plastics and Rubber	1,090	0.1		34	0.0	*
Containers, Packaging and Glass	—	—		1,124	0.1
Diversified Conglomerate Manufacturing	30,727	2.8		32,805	3.1
Diversified Conglomerate Service	220,863	19.8		213,978	20.0
Ecological	15,621	1.4		15,490	1.4
Electronics	125,106	11.2		122,838	11.5
Grocery	306	0.0	*	310	0.0	*
Healthcare, Education and Childcare	216,298	19.4		197,506	18.5
Home and Office Furnishings, Housewares, and Durable Consumer	6,692	0.6		7,963	0.7
Hotels, Motels, Inns, and Gaming	392	0.0	*	394	0.0	*
Insurance	20,845	1.9		20,564	1.9
Investment Funds and Vehicles	56,960	5.1		47,956	4.5
Leisure, Amusement, Motion Pictures and Entertainment	17,312	1.6		17,279	1.6
Mining, Steel, Iron and Non-Precious Metals	167	0.0	*	170	0.0	*
Oil and Gas	4,886	0.4		4,873	0.5
Personal and Non-Durable Consumer Products	13,444	1.2		10,896	1.0
Personal, Food and Miscellaneous Services	81,635	7.3		79,117	7.4
Printing and Publishing	54,798	4.9		50,133	4.7
Retail Stores	107,233	9.6		121,386	11.3
Telecommunications	12,441	1.1		4,959	0.5
Textiles and Leather	1,764	0.2		1,768	0.2
Utilities	4,847	0.4		4,850	0.4
Total	$1,113,755	100.0%		$1,069,710	100.0%
* Represents an amount less than 0.1%.
GCIC Senior Loan Fund LLC:

The Company co-invests with Aurora National Life Assurance Company, a wholly-owned subsidiary of RGA Reinsurance Company (“Aurora”), in senior secured loans through GCIC SLF, an unconsolidated Delaware LLC. GCIC SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of GCIC SLF must be approved by the GCIC SLF investment committee consisting of two representatives of each of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). GCIC SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by GCIC SLF are measured at fair value by GCIC SLF using the same valuation methodologies as described in Note 7.

As of December 31, 2016, GCIC SLF is capitalized from LLC equity interest subscriptions from its members. On December 14, 2016, the GCIC SLF investment committee approved the recapitalization of the commitments of GCIC SLF's members. On December 30, 2016, GCIC SLF’s members entered into additional LLC equity interest subscriptions totaling $100,000, GCIC SLF issued capital calls to the Company and Aurora totaling $39,905 and the subordinated notes previously issued by GCIC SLF were redeemed and terminated. As of December 31, 2016 and September 30, 2016, the Company and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests of GCIC SLF. GCIC SLF’s profits and losses are allocated to the Company and Aurora in accordance with their respective ownership interests. As of September 30, 2016, the Company and Aurora owned 87.5% and 12.5%, respectively, of the outst

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

anding subordinated notes issued by GCIC SLF.

Additionally, GCIC SLF has entered into a senior secured revolving credit facility (as amended, the “GCIC SLF Credit Facility”) with Wells Fargo Bank, N.A. through its wholly-owned subsidiary GCIC Senior Loan Fund II LLC (“GCIC SLF II”), which as of December 31, 2016 allowed GCIC SLF II to borrow up to $150,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

As of December 31, 2016 and September 30, 2016, GCIC SLF had the following commitments from its members:

	As of December 31, 2016		As of September 30, 2016
	Committed	Funded	Committed	Funded
Subordinated note commitments (1)(2)	$—	$—	$100,000	$39,905
LLC equity commitments (2)	125,000	63,974	25,000	14,009
Total	$125,000	$63,974	$125,000	$53,914

(1)	The subordinated note commitments were terminated as of December 30, 2016.

(2)	Commitments presented are combined for the Company and Aurora.
As of December 31, 2016 and September 30, 2016, GCIC SLF had total assets at fair value of $166,560 and $149,467, respectively. As of December 31, 2016 and September 30, 2016, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries similar to those in which the Company may invest directly. Additionally, as of December 31, 2016 and September 30, 2016, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $10,301 and $10,725, respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual loans in GCIC SLF’s portfolio as of December 31, 2016 and September 30, 2016:

	As of	As of
	December 31, 2016	September 30, 2016
Senior secured loans (1)	$162,758	$146,481
Weighted average current interest rate on senior secured loans (2)	6.1%	6.0%
Number of borrowers in GCIC SLF	44	41
Largest portfolio company investments (1)	$8,680	$8,346
Total of five largest portfolio company investments (1)	$40,586	$39,053

(1)	At principal/par amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal/par amount.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Loan Portfolio as of December 31, 2016
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8%		$1,361	$1,361
Accellos, Inc.	Diversified/Conglomerate Service	Senior loan	07/2020	6.8		6,268	6,268
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		2,418	2,418
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0		3,108	3,108
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8		3,284	3,284
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5		5,582	5,582
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8		4,244	4,237
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	12/2021	5.8		8,325	8,325
Certara L.P.	Healthcare, Education and Childcare	Senior loan	12/2018	7.3		3,708	3,708
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5		3,725	3,697
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		2,065	2,065
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		1,041	1,041
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.6		2,111	2,111
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		1,061	1,061
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		41	41
Curo Health Services LLC	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		4,913	4,951
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.5		2,124	2,124
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	6.0		336	336
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.8		2,711	2,684
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.8		753	745
Flexan, LLC (3)(4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	N/A	(5)	—	(3)
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.0		2,000	2,000
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.3		2,009	2,009
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.0		89	89
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.2		56	56
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8		1,995	1,995
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2022	5.8		2,020	2,020
Mediaocean LLC (4)	Diversified/Conglomerate Service	Senior loan	08/2020	N/A	(5)	—	(1)
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.0		3,817	3,817
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		422	422
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		2,903	2,874
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		604	597
PetVet Care Centers LLC (4)	Personal, Food and Miscellaneous Services	Senior loan	12/2019	N/A	(5)	—	(3)
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	6.0		8,592	8,592
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.0		54	54
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.0		35	35
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	5.8		7,513	7,513
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		5,970	5,970
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	6.8		2,364	2,364
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.9		72	72
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		7,149	7,149
Radiology Partners, Inc.	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		546	546
Radiology Partners, Inc.	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		463	463
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.3		3,348	3,348
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	5.6		3	3

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Loan Portfolio as of December 31, 2016 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
Rubio's Restaurants, Inc	Beverage, Food and Tobacco	Senior loan	11/2018	6.0%		$1,689	$1,689
Rug Doctor LLC	Personal and Non Durable Consumer Products	Senior loan	06/2018	6.3		1,939	1,939
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.5		2,116	2,116
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8		3,326	3,326
SEI, Inc. (3)	Electronics	Senior loan	07/2021	5.8		5,257	5,257
Self Esteem Brands, LLC	Leisure, Amusement, Motion Pictures and Entertainment	Senior loan	02/2020	5.0		4,857	4,857
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	5.9		7,909	7,870
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		5,552	5,441
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		438	430
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		437	429
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		436	427
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		435	426
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A	(5)	—	(14)
Southern Anesthesia and Surgical	Healthcare, Education and Childcare	Senior loan	11/2017	6.5		212	212
Southern Anesthesia and Surgical	Healthcare, Education and Childcare	Senior loan	11/2017	6.5		117	117
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0		710	710
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3		1,104	1,100
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.3		3,922	3,900
Transaction Data Systems, Inc. (4)	Diversified/Conglomerate Service	Senior loan	06/2020	N/A	(5)	—	(1)
Worldwide Express Operations, LLC (3)	Cargo Transport	Senior loan	07/2019	6.0		5,925	5,925
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0		100	100
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	6.0		354	350
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8		4,720	4,697
						$162,758	$162,431

(1)	Represents the weighted average annual current interest rate as of December 31, 2016. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at December 31, 2016. As such, no interest is being earned on this investment.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Loan Portfolio as of September 30, 2016
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8%		$1,365	$1,361
Aimbridge Hospitality, LLC	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		2,431	2,431
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0		3,108	3,100
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8		3,444	3,444
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5		5,596	5,596
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8		4,255	4,246
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	12/2021	5.8		8,346	8,346
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5		3,945	3,915
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		1,043	1,043
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		2,070	2,070
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		1,064	1,059
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		2,117	2,106
Curo Health Services LLC	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		4,925	4,940
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.8		73	73
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.3		2,130	2,130
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	6.0		340	340
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.3		2,718	2,718
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.0		2,005	2,005
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.2		56	56
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.0		89	89
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.3		2,014	2,014
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8		2,000	2,000
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2022	5.8		2,025	2,025
Pasternack Enterprises, Inc. and Fairview Microwave, Inc (3)	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.0		1,530	1,515
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		438	438
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		605	605
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		2,911	2,911
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	5.8		7,521	7,521
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		10	10
PPT Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		6,293	6,293
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		5,985	5,985
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.8		90	90
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	6.8		2,012	2,012
Radiology Partners, Inc.	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		465	460
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		728	722
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		6,438	6,373
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(5)
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(3)
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.8		33	33
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.3		148	148
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.3		3,209	3,209
Rubio's Restaurants, Inc	Beverage, Food and Tobacco	Senior loan	11/2018	6.0		1,693	1,693
Rug Doctor LLC	Personal and Non Durable Consumer Products	Senior loan	06/2018	6.3		2,016	2,016
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.5		2,186	2,186
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8		3,334	3,334
SEI, Inc.	Electronics	Senior loan	07/2021	5.8		5,270	5,270

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Loan Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal/ Par Amount	Fair Value(2)
Self Esteem Brands, LLC	Leisure, Amusement, Motion Pictures and Entertainment	Senior loan	02/2020	5.0%	$5,106	$5,106
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	5.9	7,928	7,890
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	455	445
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	456	447
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	457	448
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	458	449
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	5,800	5,685
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (5)	—	(14)
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0	712	712
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	1,104	1,100
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.5	9	8
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.3	2,763	2,763
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0	100	100
Worldwide Express Operations, LLC (3)	Cargo Transport	Senior loan	07/2019	6.0	5,963	5,963
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2018	6.8	10	10
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	354	356
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8	4,732	4,732
					$146,481	$146,123

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at September 30, 2016. As such, no interest is being earned on this investment.
As of December 31, 2016, the Company has committed to fund $109,375 of LLC equity interest subscriptions to GCIC SLF. As of December 31, 2016 and September 30, 2016, $55,977 and $12,258, respectively, of the Company's LLC equity interest subscriptions to GCIC SLF had been called and contributed. For the three months ended December 31, 2016 and 2015, the Company received $421 and $0, respectively, in dividend income from the GCIC SLF LLC equity interests.

As of September 30, 2016, the amortized cost and fair value of the GCIC SLF subordinated notes held by the Company was $34,917 and $34,917, respectively. As of September 30, 2016, the subordinated notes paid a weighted average interest rate of three-month LIBOR plus 8.0%. For the three months ended December 31, 2016 and 2015, the Company earned interest income on the subordinated notes of $732 and $485, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

See below for certain summarized financial information for GCIC SLF as of December 31, 2016 and September 30, 2016 and for the three months ended December 31, 2016 and 2015:

	As of	As of
	December 31, 2016	September 30, 2016
Selected Balance Sheet Information:
Investments, at fair value	$162,431	$146,123
Cash and other assets	4,129	3,344
Total assets	$166,560	$149,467
Senior credit facility	$102,200	$95,500
Unamortized debt issuance costs	(1,052)	(1,122)
Other liabilities	316	282
Total liabilities	101,464	94,660
Subordinated notes and members’ equity	65,096	54,807
Total liabilities and members' equity	$166,560	$149,467

	Three months ended December 31,
	2016	2015
Selected Statement of Operations Information:
Interest income	$2,441	$711
Total investment income	2,441	711
Interest expense	1,713	834
Administrative service fee	55	17
Other expenses	24	19
Total expenses	1,792	870
Net investment income (loss)	649	(159)
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	62	111
Net increase (decrease) in net assets	$711	$(48)

Note 6.    Transactions with Affiliated Companies

An affiliated company is generally a portfolio company in which the Company owns 5% or more of the portfolio company’s voting securities. A controlled affiliate is generally a portfolio company in which the Company owns more than 25% of the portfolio company’s outstanding voting securities. Transactions related to investments with controlled affiliates for the three months ended December 31, 2016 and 2015 were as follows:

For the three months ended December 31, 2016
Portfolio Company	Fair value at September 30, 2016	Purchases (cost)	Redemptions (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value at December 31, 2016	Net realized gain/(loss)	Interest and fee income	Dividend income
Controlled Affiliates
GCIC Senior Loan Fund LLC*	$47,956	$43,720	$(34,917)	$—	$201	$56,960	$—	$732	$421
Total Controlled Affiliates	$47,956	$43,720	$(34,917)	$—	$201	$56,960	$—	$732	$421

*
Together with Aurora, the Company co-invests through GCIC SLF. GCIC SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to GCIC SLF must be approved by the GCIC SLF investment committee consisting of two representatives of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). Therefore, although the Company owns more than 25% of the voting securities of GCIC SLF, the Company does not believe that it has control over GCIC SLF for purposes of the 1940 Act or otherwise.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

For the three months ended December 31, 2015
Portfolio Company	Fair value at September 30, 2015	Purchases (cost)	Redemptions (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value at December 31, 2015	Net realized gain/(loss)	Interest and fee income	Dividend income
Controlled Affiliates
GCIC Senior Loan Fund LLC*	$—	$40,796	$—	$—	$(43)	$40,753	$—	$485	$—
Total Controlled Affiliates	$—	$40,796	$—	$—	$(43)	$40,753	$—	$485	$—

*
Together with Aurora, the Company co-invests through GCIC SLF. GCIC SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to GCIC SLF must be approved by the GCIC SLF investment committee consisting of two representatives of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). Therefore, although the Company owns more than 25% of the voting securities of GCIC SLF, the Company does not believe that it has control over GCIC SLF for purposes of the 1940 Act or otherwise.

Note 7.    Fair Value Measurements

The Company follows ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

Level 1:     Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2:     Inputs include quoted prices for similar assets or liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.

Level 3:     Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2016 and 2015. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2016 and September 30, 2016, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs of the fair value hierarchy.

When determining fair value of Level 3 debt and equity investments, the Company may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Company may base its valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept. The Company generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company may realize significantly less than the value at which such investment had previously been recorded.

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2016 and September 30, 2016:

As of December 31, 2016	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$1,041,755	$1,041,755
Equity investments(1)	—	—	15,040	15,040
Money market funds(1)(2)	1,128	—	—	1,128
Investment measured at NAV(3)(4)	—	—	—	56,960
Total assets:	$1,128	$—	$1,056,795	$1,114,883

As of September 30, 2016	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$1,042,600	$1,042,600
Equity investments(1)	—	—	14,071	14,071
Investment measured at NAV(3)(4)	—	—	—	13,039
Total assets:	$—	$—	$1,056,671	$1,069,710

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

(3)
Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of financial condition.

(4)	Represents the Company's investment in LLC equity interest in GCIC SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2016 and 2015 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held as of December 31, 2016 and 2015 was $3,987 and $1,244, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2016 and 2015:

	For the three months ended December 31, 2016
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,042,600	$14,071	$1,056,671
Net change in unrealized appreciation (depreciation) on investments	2,520	858	3,378
Realized gain (loss) on investments	197	—	197
Proceeds from (funding of) revolving loans, net	601	—	601
Fundings of investments	94,225	157	94,382
PIK interest	431	—	431
Proceeds from principal payments and sales of portfolio investments	(65,292)	(46)	(65,338)
Noncash proceeds from subordinated notes in GCIC SLF principal payments	(34,917)	—	(34,917)
Accretion of discounts and amortization of premiums	1,390	—	1,390
Fair value, end of period	$1,041,755	$15,040	$1,056,795

	For the three months ended December 31, 2015
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$546,757	$5,121	$551,878
Net change in unrealized appreciation (depreciation) on investments	369	147	516
Realized gain (loss) on investments	685	—	685
Proceeds from (funding of) revolving loans, net	185	—	185
Fundings of investments	132,115	1,137	133,252
PIK interest	28	—	28
Proceeds from principal payments and sales of portfolio investments	(113,640)	—	(113,640)
Accretion of discounts and amortization of premiums	516	—	516
Fair value, end of period	$567,015	$6,405	$573,420

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2016 and September 30, 2016:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)	$112,602	Market rate approach	Market interest rate	4.0% - 9.3% (6.5%)
		Market comparable companies	EBITDA multiples	6.0x - 17.5x (11.7x)
	3,293	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(2)	$925,792	Market rate approach	Market interest rate	4.5% - 18.5% (7.8%)
		Market comparable companies	EBITDA multiples (3)	4.0x - 35.4x (12.7x)
			Revenue multiples (3)	2.0x - 7.5x (4.9x)
Subordinated debt(1)	$52	Market rate approach	Market interest rate	19.5%
		Market comparable companies	EBITDA multiples	9.5x
Equity securities(4)	$15,040	Market comparable companies	EBITDA multiples(5)	7.5x - 20.0x (12.9x)
			Revenue multiples(5)	2.7x - 5.0x (3.8x)

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of December 31, 2016 was determined using the market rate approach.

(2)	Excludes $16 of non-accrual loans at fair value, which the Company valued on a liquidation basis.

(3)	The Company valued $866,741 and $59,051 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(4)	Excludes $56,960 of LLC equity interests in GCIC SLF at fair value, which the Company valued using the NAV.

(5)	The Company valued $13,459 and $1,581 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans (1)	$105,395	Market rate approach	Market interest rate	4.5% - 9.3% (6.4%)
		Market comparable companies	EBITDA multiples	6.0x - 17.5x (11.8x)
	7,599	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated Notes of GCIC SLF	$34,917	Discounted cash flow analysis	Discount rate	8.2%
One stop loans (1)(2)	$894,633	Market rate approach	Market interest rate	5.5% - 23.5% (7.8%)
		Market comparable companies	EBITDA multiples (3)	4.0x - 35.4x (12.8x)
			Revenue multiples (3)	2.0x - 7.5x (5.0x)
Subordinated debt (1)	$40	Market rate approach	Market interest rate	19.5%
		Market comparable companies	EBITDA multiples	9.3x
Equity securities (4)	$14,071	Market comparable companies	EBITDA multiples (5)	7.5x - 19.4x (12.9x)
			Revenue multiples (5)	2.0x - 5.5x (3.9x)

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2016 was determined using the market rate approach.

(2)	Excludes $16 of non-accrual loans at fair value, which the Company valued on a liquidation basis.

(3)	The Company valued $837,035 and $57,598 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(4)	Excludes $13,039 of LLC equity interests in GCIC SLF at fair value, which the Company valued using the NAV.

(5)	The Company valued $12,546 and $1,525 of equity investments using EBITDA and revenue multiples, respectively.
The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity investments are EBITDA multiples, revenue multiples and market interest rates. The Company uses EBITDA multiples and, to a lesser extent, revenue multiples on its debt and equity investments to determine any credit gains or losses. Increases or decreases in either of these inputs in isolation may result in a significantly lower or higher fair value measurement. The Company uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield is significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan may be lower.

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the consolidated statements of financial condition due to their short maturity. Fair value of the Company’s debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt as of December 31, 2016 and September 30, 2016. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of December 31, 2016		As of September 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$518,050	$518,040	$520,600	$520,371

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2016 the Company’s asset coverage for borrowed amounts was 220.2%.

Debt Securitization: On August 16, 2016, the Company completed a $410,086 term debt securitization (the “GCIC 2016 Debt Securitization”). The notes (“GCIC 2016 Notes”) offered in the GCIC 2016 Debt Securitization were issued by the GCIC 2016 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the GCIC 2016 Issuer. The GCIC 2016 Debt Securitization consists of $220,000 of Aaa/AAA Class A GCIC 2016 Notes and $32,500 of Aa1 Class B GCIC 2016 Notes. In partial consideration for the loans transferred to the GCIC 2016 Issuer as part of the GCIC 2016 Debt Securitization, the Company received $42,300 of Class C GCIC 2016 Notes, $28,600 of Class D GCIC 2016 Notes and $86,686 of LLC equity interests in the GCIC 2016 Issuer. The Company retained all of the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests totaling $42,300, $28,600 and $86,686, respectively. The Class A and Class B GCIC 2016 Notes are included in the December 31, 2016 and September 30, 2016 consolidated statements of financial condition as debt of the Company. As of December 31, 2016 and September 30, 2016, the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests were eliminated in consolidation.

Through August 8, 2020, all principal collections received on the underlying collateral may be used by the GCIC 2016 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the GCIC 2016 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the GCIC 2016 Debt Securitization. The GCIC 2016 Notes are scheduled to mature on August 8, 2028.

As of December 31, 2016 and September 30, 2016, there were 104 and 100 portfolio companies with a total fair value of $383,768 and $346,494, respectively, securing the GCIC 2016 Notes. The pool of loans in the GCIC 2016 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the GCIC 2016 Debt Securitization is based on three-month LIBOR, which as of December 31, 2016 was 0.9%. For the three months ended December 31, 2016 and 2015, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2016 Debt Securitization were as follows:

	For the three months ended December 31,
	2016	2015
Stated interest expense	$1,954	N/A
Amortization of debt issuance costs	191	N/A
Total interest and other debt financing expenses	$2,145	N/A
Cash paid for interest expense	$—	N/A
Annualized average stated interest rate	3.1%	N/A
Average outstanding balance	$252,500	N/A

As of December 31, 2016, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A and B GCIC 2016 Notes were as follows:

Description	Class A GCIC 2016 Notes	Class B GCIC 2016 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$220,000	$32,500
Moody’s Rating	“Aaa”	“Aa1”
S&P Rating	“AAA”	N/A
Interest Rate	LIBOR + 2.15%	LIBOR + 3.00%
Stated Maturity	August 8, 2028	August 8, 2028

The Investment Adviser serves as collateral manager to the GCIC 2016 Issuer under a separate collateral management agreement and receives a fee for providing these services. The total fees payable by the Company under its Investment Advisory Agreement is reduced by an amount equal to the total aggregate fees that are paid to the Investment Adviser by the GCIC 2016 Issuer for rendering such collateral management services.

As part of the GCIC 2016 Debt Securitization, the Company entered into a master loan sale agreement under which the Company agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the GCIC 2016 Issuer and to purchase or otherwise acquire the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 Issuer. The GCIC 2016 Notes are the secured obligations of the GCIC 2016 Issuer and indentures governing the GCIC 2016 Notes include customary covenants and events of default. The pool of loans in the GCIC 2016 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Revolving Credit Facility: On December 31, 2014, as part of the Company’s acquisition of GCIC Funding as part of its formation transactions, the Company and GCIC Funding entered into an amendment to the senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which as of December 31, 2016 allowed GCIC Funding to borrow up to $420,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Through the reinvestment period, which ends May 12, 2017, the Credit Facility bears interest at one-month LIBOR plus 2.25% per annum. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the Credit Facility. In addition to the stated interest expense on the Credit Facility, the Company is required to pay a non-usage fee rate between 0.50% and 2.00% per annum depending on the size of the unused portion of the Credit Facility. The stated maturity date of the Credit Facility is May 13, 2020.

On March 9, 2016 the Credit Facility was amended to, among other things, make certain amendments to the computation of the borrowing base restrictions in the Credit Facility. The maximum borrowing capacity under the Credit Facility, the expiration of the reinvestment period and the stated maturity date of the Credit Facility did not change in connection with this amendment.

On July 12, 2016, the Company and GCIC Funding amended the Credit Facility to, among other things, increase the size of the Credit Facility from $370,000 to $420,000.

The Credit Facility is collateralized by all of the assets held by GCIC Funding, and GCIC has pledged its interests in GCIC Funding as collateral to Wells Fargo Bank, N.A., as the collateral agent, under an ancillary agreement to secure the obligations of GCIC as the transferor and servicer under the Credit Facility. Both GCIC and GCIC Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Credit Facility is subject to the leverage restrictions contained in the 1940 Act.

The Company has transferred certain loans and debt securities it has originated or acquired from time to time to GCIC Funding through a purchase and sale agreement and may cause GCIC Funding to originate or acquire loans in the future, consistent with the Company’s investment objectives.

As of December 31, 2016 and September 30, 2016, the Company had outstanding debt under the Credit Facility of $190,550 and $193,100, respectively. For the three months ended December 31, 2016 and 2015, the Company had borrowings on the Credit Facility of $72,650 and $72,800, respectively, and repayments on the Credit Facility of $75,200 and $99,700, respectively.

For the three months ended December 31, 2016 and 2015, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended December 31,
	2016	2015
Stated interest expense	$1,355	$1,571
Facility fees	300	159
Amortization of debt issuance costs	636	478
Total interest and other debt financing expenses	$2,291	$2,208
Cash paid for interest expense and facility fees	$1,596	$1,673
Annualized average stated interest rate	2.9%	2.5%
Average outstanding balance	$185,732	$245,759

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Revolver: On February 3, 2015, the Company entered into the Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of February 3, 2018. The Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”), which was 0.7% as of December 31, 2016. As of December 31, 2016 and September 30, 2016, the Company had no outstanding debt under the Revolver. For the three months ended December 31, 2016 and 2015, the Company had borrowings on the Revolver of $0 and $61,800 and repayments on the Revolver of $0 and $61,800, respectively.

For the three months ended December 31, 2016 and 2015, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	For the three months ended December 31,
	2016	2015
Stated interest expense	$—	$6
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	N/A	0.5%
Average outstanding balance	$—	$4,250

SMBC Revolver: On May 17, 2016, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation (the “SMBC Revolver”), which as of September 30, 2016 allowed GCIC to borrow up to $75,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of May 17, 2018.

The SMBC Revolver bears an interest rate at the Company's election of either one-month LIBOR plus 1.60% per annum or Prime. In addition to the stated interest expense on the SMBC Revolver, the Company is required to pay a non-usage fee at a rate of 0.25% per annum on the unused portion of the SMBC Revolver.

The SMBC Revolver is secured by the unfunded capital commitments of certain GCIC stockholders. GCIC has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the SMBC Revolver is subject to the leverage restrictions contained in the 1940 Act.

As of December 31, 2016 and September 30, 2016, the Company had outstanding debt under the SMBC Revolver of $75,000 and $75,000, respectively. For the three months ended December 31, 2016, the Company had no borrowings and no repayments on the SMBC Revolver. The SMBC Revolver was not in existence for the three months ended December 31, 2015.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

For the three months ended December 31, 2016 and 2015, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

	For the three months ended December 31,
	2016	2015
Stated interest expense	$414	N/A
Amortization of debt issuance costs	72	N/A
Total interest and other debt financing expenses	$486	N/A
Cash paid for interest expense	$434	N/A
Annualized average stated interest rate	2.2%	N/A
Average outstanding balance	$75,000	N/A

The Company’s average total debt outstanding (including the debt under the Credit Facility, Revolver, SMBC Revolver, and GCIC 2016 Debt Securitization) for the three months ended December 31, 2016 was $513,232. The Company’s average total debt outstanding (including the debt under the Credit Facility and Revolver) for the three months ended December 31, 2015 was $250,009.

For the three months ended December 31, 2016 and 2015, the effective annualized average interest rate, which includes amortization of debt issuance costs and non-usage facility fees, on the Company’s total debt outstanding was 3.8% and 3.5%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2016 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2016 Debt Securitization	$252,500	$—	$—	$—	$252,500
Credit Facility	190,550	—	—	190,550	—
SMBC Revolver	75,000	—	75,000	—	—
Revolver	—	—	—	—	—
Total borrowings	$518,050	$—	$75,000	$190,550	$252,500

Note 9.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $37,956 and $42,747 under various undrawn revolvers and other credit facilities as of December 31, 2016 and September 30, 2016, respectively. In addition, as described in Note 5, the Company had commitments of up to $53,398 and $62,200 to GCIC SLF as of December 31, 2016 and September 30, 2016, respectively, that may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

Indemnifications: In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as these involve future claims that may be made against the Company but that have not occurred. The Company expects the risk of any future obligations under these indemnifications to be remote.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the consolidated statements of financial condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of December 31, 2016 and September 30, 2016. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company may engage in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

Legal proceedings: In the normal course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any disposition will have a material adverse effect on the Company’s consolidated financial statements.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2016		2015
Net asset value at beginning of period	$15.00		$15.00
Distributions declared:(2)
From net investment income	(0.35)		(0.30)
From capital gains	0.00	(3)	—
Net investment income	0.26		0.25
Net realized gain (loss) on investments	—		0.03
Net change in unrealized appreciation (depreciation) on investments	0.09		0.02
Net asset value at end of period	$15.00		$15.00
Per share net asset value at end of period	$15.00		$15.00
Total return based on net asset value per share(4)	2.37%		2.01%
Number of common shares outstanding	41,769,495.016		24,601,958.001

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2016	2015
Ratio of net investment income to average net assets*	6.94%	6.60%
Ratio of total expenses to average net assets (5)*	6.58%	5.94%
Ratio of management fee waiver to average net assets *	(0.67)%	(0.65)%
Ratio of incentive fee waiver to average net assets	—%	N/A
Ratio of net expenses to average net assets (5)*	5.91%	5.29%
Ratio of incentive fees to average net assets	0.44%	0.24%
Ratio of total expenses (without incentive fees, incentive fee waiver and management fee waiver) to average net assets*	6.14%	5.70%
Net assets at end of period	$626,543	$369,029
Average debt outstanding	$513,232	$250,009
Average debt outstanding per share	$12.29	$10.16
Asset coverage ratio(6)	220.15%	265.29%
Portfolio turnover *	23.90%	79.34%

* Annualized for a period less than one year.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.

(3)	Represents an amount less than $0.01 per share.

(4)	Total return based on net asset value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(5)	Expenses, other than incentive fees, are annualized for a period less than one year.

(6)
In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016	2015
Earnings available to stockholders	$14,580	$6,658
Basic and diluted weighted average shares outstanding	41,252,583	22,146,132
Basic and diluted earnings per share	$0.35	$0.30

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended December 31, 2016 and 2015:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Cash Distribution	DRIP Shares Value	DRIP Shares Issued

For the three months ended December 31, 2016
08/03/2016	10/24/2016	12/30/2016	41,087,178.250	$0.0729	$1,366	$1,627	108,467.710
11/14/2016	11/18/2016	12/30/2016	41,087,178.250	$0.1469	$2,754	$3,280	218,653.262
11/14/2016	12/26/2016	02/27/2017	41,442,374.044	$0.1340	$2,563	$2,990	N/A (1)

For the three months ended December 31, 2015
08/04/2015	10/27/2015	12/30/2015	20,843,155.219	$0.0818	$744	$961	64,075.512
11/17/2015	11/19/2015	12/30/2015	22,172,613.752	$0.1252	$1,213	$1,563	104,219.497
11/17/2015	12/17/2015	02/26/2016	24,433,662.992	$0.0891	$950	$1,228	N/A (2)

(1)	The DRIP shares were not issued as of December 31, 2016.

(2)	The DRIP shares were not issued as of December 31, 2015. On February 26, 2016, the Company issued 81,866.709 of shares through the DRIP.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 13, 2017, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On January 1, 2017 and February 1, 2017, the Company received additional stockholder capital subscriptions totaling $137,350 in the aggregate.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

On November 14, 2016 and February 7, 2017, the board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 23, 2017	February 27, 2017	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2017 through January 31, 2017 per share
February 20, 2017	May 19, 2017	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2017 through February 28, 2017 per share
March 24, 2017	May 19, 2017	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2017 through March 31, 2017 per share
April 30, 2017	July 28, 2017	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2017 through April 30, 2017 per share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our interim and unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, "we," "us," "our" and "GCIC" refer to Golub Capital Investment Corporation and its consolidated subsidiaries.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make and the competition for those investments;

•	our contractual arrangements and relationships with third parties;

•	completion of a public offering of our securities or other liquidity event;

•	actual and potential conflicts of interest with GC Advisors LLC, or GC Advisors, and other affiliates of Golub Capital Incorporated and Golub Capital LLC, or collectively, Golub Capital;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	general economic and political trends and other external factors;

•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;

•	general price and volume fluctuations in the stock markets;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder; and

•	the effect of changes to tax legislation and our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” ”predict,” “potential,” “plan” or similar words. The forward looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this quarterly report on Form 10-Q and as “Risk Factors” in our amended registration statement on Form 10, filed with the Securities and Exchange Commission, or the SEC, on November 30, 2016.

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. This quarterly report on Form 10-Q contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We were formed in September 2014 and commenced operations on December 31, 2014.

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $20.0 billion in capital under management as of December 31, 2016, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, which was most recently reapproved by our board of directors in May 2016, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC.

Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

We seek to create a portfolio that includes primarily senior secured and one stop loans by primarily investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of U.S. middle-market companies. We may also selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities, which may be referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity, which may increase our risk of losing part or all of our investment.

As of December 31, 2016 and September 30, 2016, our portfolio at fair value was comprised of the following:

	As of December 31, 2016		As of September 30, 2016
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$115,895	10.4%	$112,994	10.6%
One stop	925,808	83.1	894,649	83.6
Subordinated debt	52	0.0 *	40	0.0 *
Subordinated notes in GCIC SLF(1)(2)	—	—	34,917	3.3
LLC equity interests in GCIC SLF(2)	56,960	5.1	13,039	1.2
Equity	15,040	1.4	14,071	1.3
Total	$1,113,755	100.0%	$1,069,710	100.0%

* Represents an amount less than 0.1%

(1)
On December 30, 2016, GCIC Senior Loan Fund LLC, or GCIC SLF, issued a capital call in an aggregate amount of $39.9 million the proceeds of which were used to redeem in full the outstanding balance on the subordinated notes previously issued by GCIC SLF and terminate all remaining subordinated note commitments.

(2)	Proceeds from the subordinated notes and limited liability company, or LLC, equity interests invested in GCIC SLF were utilized by GCIC SLF to invest in senior secured loans.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2016 and September 30, 2016, one stop loans included $59.1 million and $57.6 million, respectively, of late stage lending loans at fair value.

As of December 31, 2016 and September 30, 2016, we had debt and equity investments in 156 and 158 portfolio companies, respectively, and an investment in GCIC SLF.

The weighted average annualized income yield and weighted average annualized investment income yield of our income producing debt investments, which represented nearly 100% of our debt investments, for the three months ended December 31, 2016 and 2015 was as follows:

	For the three months ended December 31,
	2016	2015
Weighted average annualized income yield(1)	7.6%	7.1%
Weighted average annualized investment income yield(2)	8.1%	7.5%

(1)
Represents income from interest, including subordinated notes in GCIC SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments, and does not represent a return to any investor in us.

(2)
Represents income from interest, including subordinated notes in GCIC SLF, fees and amortization of capitalized fees and discounts divided by the average fair value of earning debt investments, and does not represent a return to any investor in us.

The total return, based on the change in the net asset value, or NAV, per share and assuming distributions were reinvested in accordance with the dividend reinvestment plan, or DRIP, for the three months ended December 31, 2016 and 2015, was 2.37% and 2.01%, respectively. The total return does not include sales load.

As of December 31, 2016, GCIC has earned an inception-to-date internal rate of return, or IRR, of 9.0% for stockholders taken as a whole. For the three months ended December 31, 2016 and 2015, GCIC has earned an annual IRR of 9.6% and 8.1%, respectively, for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ NAV at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition”.

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Expenses: Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement and interest expense on our outstanding debt. We bear all out-of-pocket costs and expenses of our operations and transactions, including:

•	reimbursement to GC Advisors of organizational and offering expenses up to an aggregate amount of $0.7 million;

•	calculating our NAV (including the cost and expenses of any independent valuation firm);

•
fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments, which fees and expenses may include, among other items, due diligence reports, appraisal reports, any studies that may be commissioned by GC Advisors and travel and lodging expenses;

•	expenses related to unsuccessful portfolio acquisition efforts;

•
administration fees and expenses, if any, payable under the Administration Agreement (including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);

•
fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments in portfolio companies, including costs associated with meeting financial sponsors;

•	transfer agent, dividend agent and custodial fees and expenses;

•	U.S. federal and state registration and franchise fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs associated with individual or group stockholders;

•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or the Administrator in connection with administering our business.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

GC Advisors, as collateral manager for Golub Capital Investment Corporation 2016(M) LLC, or the GCIC 2016 Issuer, our wholly-owned subsidiary, under a collateral management agreement, or the GCIC 2016 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the GCIC 2016 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the GCIC 2016 Collateral Management Agreement, the term “collection period” refers to a quarterly period running from the day after the end of the prior collection period to the tenth business day prior to the payment date.

Collateral management fees are paid directly by the GCIC 2016 Issuer to GC Advisors and offset against the management fees payable under the Investment Advisory Agreement. In addition, the GCIC 2016 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of a $410.1 million term debt securitization, or the GCIC 2016 Debt Securitization. The GCIC 2016 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the GCIC 2016 Debt Securitization.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments

On January 1, 2017 and February 1, 2017, we received additional stockholder capital subscriptions totaling $137.4 million in the aggregate.

On November 14, 2016 and February 7, 2017, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 23, 2017	February 27, 2017
Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period January 1, 2017 through January 31, 2017 per share

February 20, 2017	May 19, 2017	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2017 through February 28, 2017 per share
March 24, 2017	May 19, 2017	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2017 through March 31, 2017 per share
April 30, 2017	July 28, 2017	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2017 through April 30, 2017 per share

Consolidated Results of Operations

Consolidated operating results for the three months ended December 31, 2016 and 2015 are as follows:

	For the three months ended December 31,		Variances
	2016	2015	2016 vs. 2015
	(In thousands)
Interest income	$19,359	$9,494	$9,865
Income from accretion of discounts and origination fees	1,390	516	874
Interest income from subordinated notes of GCIC SLF	732	485	247
Dividend income	422	—	422
Fee income	146	16	130
Total investment income	22,049	10,511	11,538
Net expenses	11,245	5,011	6,234
Net investment income	10,804	5,500	5,304
Net realized gain (loss) on investments	197	685	(488)
Net change in unrealized appreciation (depreciation) on investments	3,579	473	3,106
Net increase in net assets resulting from operations	$14,580	$6,658	$7,922
Average earning portfolio company investments, at fair value	$1,052,130	$560,503	$491,627
Average debt outstanding	$513,232	$250,009	$263,223

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

As we have continued to raise and deploy capital we have experienced significant growth in total assets, total liabilities and net assets from December 31, 2015 to December 31, 2016. As a result, quarterly comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended December 31, 2015 to the three months ended December 31, 2016 by $11.5 million primarily as a result of an increase in average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $491.6 million.

The annualized income yield by security type for the three months ended December 31, 2016 and 2015 was as follows:

	For the three months ended December 31,
	2016	2015
Senior secured	6.2%	6.0%
One stop	7.8%	7.3%
Subordinated debt (1)	19.8%	N/A
Subordinated notes in GCIC SLF (2)	8.5%	8.2%

(1)	Represents one portfolio company investment.

(2)	GCIC SLF’s proceeds from the subordinated notes were utilized by GCIC SLF to invest in senior secured loans.
Annualized income yields on senior secured loans remained relatively stable for the three months ended December 31, 2016 compared to the three months ended December 31, 2015. Annualized income yields on one-stop loans have increased for the three months ended December 31, 2016 compared to the three months ended December 31, 2015 as the result of several larger transactions with attractive pricing originated during the second half of our 2016 fiscal year. As of December 31, 2016, we have one subordinated debt investment as shown in the Consolidated Schedule of Investments.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses:

	For the three months ended December 31,		Variances
	2016	2015	2016 vs. 2015
	(In thousands)
Interest and other debt financing expenses	$4,023	$1,736	2,287
Amortization of debt issuance costs	899	478	421
Base management fee, net of waiver	2,761	1,447	1,314
Income Incentive Fee, net of waiver	2,030	663	1,367
Capital gain incentive fee accrued under GAAP	698	139	559
Professional fees	442	325	117
Administrative service fee	362	213	149
General and administrative expenses	30	10	20
Total expenses	$11,245	$5,011	$6,234

Interest and other debt financing expenses increased by $2.3 million from the three months ended December 31, 2015 to the three months ended December 31, 2016 primarily due to an increase in the weighted average of outstanding borrowings from $250.0 million for the three months ended December 31, 2015 to $513.2 million for the three months ended December 31, 2016 and an increase in the average London Interbank Offered Rate, or LIBOR, which is the index that determines the interest rate on our floating rate liabilities. The increase in our debt was driven by the issuance of $252.5 million of notes pursuant to the GCIC 2016 Debt Securitization as well as the use of our revolving credit facility, or

SMBC Revolver, entered into on May 17, 2016 by GCIC with Sumitomo Mitsui Banking Corporation, or SMBC, as administrative agent, sole lead arranger and sole manager, which had an outstanding balance of $75.0 million as of December 31, 2016. These increases were partially offset by a decrease in our use of debt under the senior secured revolving credit facility, or the Credit Facility, entered into by GCIC Funding, LLC, or GCIC Funding, our wholly-owned subsidiary, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, to $190.6 million as of December 31, 2016 from an outstanding balance of $222.8 million as of December 31, 2015.

Amortization of debt issuance costs increased by $0.4 million from the three months ended December 31, 2015 to the three months ended December 31, 2016 primarily due to additional capitalized debt issuance costs associated with the GCIC 2016 Debt Securitization. The effective annualized average interest rate on our outstanding debt increased to 3.8% for the three months ended December 31, 2016 from 3.5% for the three months ended December 31, 2015 primarily due to the increase in LIBOR.

The base management fee increased as a result of a sequential increase in average assets from December 31, 2015 to December 31, 2016. The administrative service fee increased from the three months ended December 31, 2015 to the three months ended December 31, 2016 due to an increase in costs associated with servicing a growing investment portfolio.

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $1.4 million from the three months ended December 31, 2015 to the three months ended December 31, 2016 primarily as a result of the $491.6 million increase in our average earning investment balance that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined below). For the three months ended December 31, 2016, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee earned by GC Advisors as a percentage of Pre-Incentive Fee Net Investment Income increased to 15.0% compared to 10.5% for the three months ended December 31, 2015. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash.

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement for each of the three months ended December 31, 2016 and 2015 was $0. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement.

We recorded an accrual for capital gain incentive fee under GAAP of $0.7 million, or $0.02 per share, and $0.1 million, or less than $0.01 per share, for the three months ended December 31, 2016 and 2015, respectively. The increase in the accrual for capital gain incentive fee under GAAP for the three months ended December 31, 2016 from the three months ended December 31, 2015 was primarily the result of an increase in net realized gains and unrealized appreciation of debt and equity investments that totaled $3.8 million for the three months ended December 31, 2016 compared to $1.2 million for the three months ended December 31, 2015.

For additional details on the liquidation of equity investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three months ended December 31, 2016 and 2015 were $0.3 million and $0.1 million, respectively.

As of December 31, 2016 and September 30, 2016, included in accounts payable and accrued expenses were $0.5 million and $0.3 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended December 31,		Variances
	2016	2015	2016 vs. 2015
	(In thousands)
Net realized gain (loss) on investments	$197	$685	$(488)
Net realized gain (loss)	197	685	(488)
Unrealized appreciation on investments	6,022	2,606	3,416
Unrealized (depreciation) on investments	(2,644)	(2,090)	(554)
Unrealized appreciation on investments in GCIC SLF	201	—	201
Unrealized (depreciation) on investments in GCIC SLF	—	(43)	43
Net change in unrealized appreciation (depreciation) on investments, investments in GCIC SLF	$3,579	$473	$3,106

For the three months ended December 31, 2016, we had a net realized gain of $0.2 million resulting from the sale of portfolio company investments to GCIC SLF.
During the three months ended December 31, 2016, we had $6.0 million in unrealized appreciation on 87 portfolio company investments, which was partially offset by $2.6 million in unrealized depreciation on 114 portfolio company investments. Unrealized appreciation during the three months ended December 31, 2016 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments during the three months ended December 31, 2016.

For the three months ended December 31, 2016, we had $0.2 million in unrealized appreciation on our investment in GCIC SLF LLC equity interests, which resulted from an increase in fair value primarily due to the rise in market prices of GCIC SLF's portfolio company investments.

For the three months ended December 31, 2015, we had a net realized gain of $0.7 million resulting from the sale of portfolio company investments to GCIC SLF.

During the three months ended December 31, 2015, we had $2.6 million in unrealized appreciation on 68 portfolio company investments, which was partially offset by $2.1 million in unrealized depreciation on 79 portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value. Unrealized appreciation during the three months ended December 31, 2015 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments.

For the three months ended December 31, 2015, we had less than $0.1 million in unrealized depreciation on our investment in GCIC SLF LLC equity interests. The unrealized depreciation on the GCIC SLF LLC equity interests was driven by the costs associated with the commencement of operations. For the three months ended December 31, 2015, we had no unrealized appreciation or depreciation on our investment in GCIC SLF subordinated notes.

Liquidity and Capital Resources

For the three months ended December 31, 2016, we experienced a net increase in cash and cash equivalents of $0.2 million. During the period we used $25.2 million in operating activities, primarily as a result of fundings of portfolio investments of $103.2 million, partially offset by proceeds from principal payments and sales of portfolio investments of $65.3 million and net investment income of $10.8 million. During the same period, cash provided by investment activities of $36.6 million was driven by the decrease in restricted cash and cash equivalents. Lastly, cash used by financing activities was $11.2 million, primarily driven by repayments of debt of $75.2 million and distributions paid of $8.7 million that were partially offset by borrowings on debt of $72.7 million.

For the three months ended December 31, 2015, we experienced a net increase in cash and cash equivalents of $0.5 million. During the period we used $22.6 million in operating activities, primarily as a result of fundings of portfolio investments of $140.4 million, partially offset by proceeds from principal payments and sales of portfolio investments of $113.6 million and net investment income of $5.5 million. During the same period, cash provided by investment activities of $3.0 million was driven by the decrease in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $20.1 million, primarily driven by proceeds from issuance of common shares of $51.1 million and repayments of debt of $161.5 million and distributions paid of $4.1 million that were partially offset by borrowings on debt of $134.6 million.

As of December 31, 2016 and September 30, 2016, we had cash and cash equivalents of $4.9 million and $4.7 million, respectively. In addition, we had restricted cash and cash equivalents of $34.4 million and $71.1 million as of December 31, 2016 and September 30, 2016, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of December 31, 2016, $25.3 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the GCIC 2016 Debt Securitization, which is described in further detail in Note 8 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the GCIC 2016 Debt Securitization. $9.1 million of such restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility.

As of December 31, 2016, the Credit Facility allowed GCIC Funding to borrow up to $420.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2016 and September 30, 2016, subject to leverage and borrowing base restrictions, we had approximately $229.4 million and $226.9 million, respectively, of remaining commitments and $106.4 million and $109.7 million, respectively, of availability on the Credit Facility. As of December 31, 2016 and September 30, 2016, we had $190.6 million and $193.1 million outstanding under the Credit Facility, respectively.

As of December 31, 2016, the SMBC Revolver allowed us to borrow up to $75.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of each of December 31, 2016 and September 30, 2016, we had $75.0 million outstanding, $0 of remaining commitments and $0 of availability under the SMBC Revolver.

As of December 31, 2016, we were permitted to borrow up to $40.0 million at any one time outstanding, under the terms of our unsecured revolving credit facility, or Revolver, with GC Advisors. We entered into the Revolver in order to have the ability to borrow funds on a short-term basis and have in the past, and generally intend in the future, that borrowings under the Revolver will be repaid within the same quarter in which they are drawn. As of December 31, 2016 and September 30, 2016, we had no amounts outstanding under the Revolver.

On August 16, 2016, we completed the GCIC 2016 Debt Securitization in which the GCIC 2016 Issuer issued an aggregate of $410.1 million of notes, or the GCIC 2016 Notes, including $220.0 million of Class A GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 2.15%, $32.5 million of Class B GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.00%, $42.3 million of Class C GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.10%, and $28.6 million of Class D GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.25%, and $86.7 million of LLC equity interests in the GCIC 2016 Issuer that do not bear interest. We retained all of the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 Issuer totaling $42.3 million, $28.6 million and $86.7 million, respectively. The Class A and Class B GCIC 2016 Notes are included in the December 31, 2016 and September 30, 2016 consolidated statements of financial condition as our debt and the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 issuer were eliminated in consolidation. As of December 31, 2016 and September 30, 2016, we had outstanding debt under the GCIC 2016 Debt Securitization of $252.5 million.

As of December 31, 2016 and September 30, 2016, we had investor capital subscriptions totaling $1,077.4 million and $942.9 million, respectively, of which $594.3 million and $594.3 million, respectively, had been called and contributed, leaving $483.1 million and $348.6 million of uncalled investor capital subscriptions, respectively.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2016, our asset coverage for borrowed amounts was 220.2%.

As of December 31, 2016 and September 30, 2016, we had outstanding commitments to fund investments, excluding our investment in GCIC SLF, totaling $38.0 million and $42.7 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2016 and September 30, 2016, respectively, subject to the terms of each loan’s respective credit agreement. As of December 31, 2016, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility, Revolver and SMBC Revolver, ongoing principal repayments on debt investments assets and uncalled investor capital subscriptions.

Although we expect to fund the growth of our investment portfolio through net proceeds from capital calls on existing and future investor capital subscriptions and through our dividend reinvestment plan as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition to capital not being available, it also may not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing in capital generated by repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.

Portfolio Composition, Investment Activity and Yield

As of December 31, 2016 and September 30, 2016 we had investments in 156 and 158 portfolio companies, respectively, with a total fair value of $1,056.8 million and $1,021.8 million, respectively. As of December 31, 2016 and September 30, 2016, we had investments in GCIC SLF with a total fair value of $57.0 million and $48.0 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2016 and 2015:

	For the three months ended December 31,
	2016			2015
	(In thousands)	Percentage of Commitments		(In thousands)	Percentage of Commitments
Senior secured	$16,990	16.5%		$34,992	23.2%
One stop	76,870	74.8		74,033	49.0
Subordinated debt	11	0.0	*	—	—
Subordinated notes of GCIC SLF(1)	—	—		33,663	22.3
LLC equity interests of GCIC SLF(1)	8,803	8.6		7,133	4.7
Equity securities	157	0.1		1,137	0.8
Total new investment commitments	$102,831	100.0%		$150,958	100.0%

* Represents an amount less than 0.1%.

(1)
GCIC SLF’s proceeds from the subordinated notes and LLC equity interests were utilized by GCIC SLF to invest in senior secured loans. As of December 31, 2016, GCIC SLF had investments in senior secured loans to 44 different borrowers.

For the three months ended December 31, 2016 and 2015, we had approximately $42.5 million and $30.5 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies, excluding $34.9 million of proceeds from the repayment in full and termination of our investment in subordinated notes of GCIC SLF. For the three months ended December 31, 2016 and 2015, we had sales of securities in 8 and 22 portfolio companies, respectively, aggregating approximately $22.8 million and $83.1 million, respectively, in net proceeds.

The following table shows the par, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2016 (1)			As of September 30, 2016 (1)
	Par	Amortized Cost	Fair Value	Par	Amortized Cost	Fair Value
	(In thousands)
Senior secured:
Performing	$116,665	$115,143	$115,895	$113,576	$112,122	$112,994
Non-accrual (2)	—	—	—	—	—	—
One stop:
Performing	930,718	917,383	925,792	902,025	888,864	894,633
Non-accrual (2)	53	28	16	53	28	16
Subordinated debt:
Performing	52	52	52	40	40	40
Non-accrual (2)	—	—	—	—	—	—
Subordinated notes of GCIC SLF (3)(4)
Performing	—	—	—	34,917	34,917	34,917
Non-accrual (2)	—	—	—	—	—	—
LLC equity interests of GCIC SLF (3)(4)	N/A	55,977	56,960	N/A	12,258	13,039
Equity	N/A	13,259	15,040	N/A	13,147	14,071
Total	$1,047,488	$1,101,842	$1,113,755	$1,050,611	$1,061,376	$1,069,710

(1)	14 and 12 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of December 31, 2016 and September 30, 2016, respectively.

(2)
We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”

(3)
On December 30, 2016, GCIC SLF issued a capital call in an aggregate amount of $39.9 million the proceeds of which were used to redeem in full the outstanding balance on the subordinated notes previously issued by GCIC SLF and terminate all remaining subordinated note commitments.

(4)	GCIC SLF's proceeds from the subordinated notes and LLC equity interest in GCIC SLF were utilized by GCIC SLF to invest in senior secured loans.
As of December 31, 2016 and September 30, 2016, the fair value of our debt investments as a percentage of the outstanding par value was 99.5% and 99.2%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2016 and 2015:

	For the three months ended December 31,
	2016	2015
Weighted average rate of new investment fundings(1)	7.0%	6.4%
Weighted average spread over LIBOR of new floating rate investment fundings(1)	6.0%	5.4%
Weighted average fees of new investment fundings	1.7%	1.3%
Weighted average rate of sales and payoffs of portfolio investments(1)(2)	6.5%	6.0%
Weighted average annualized income yield (3)	7.6%	7.1%

(1)	Excludes subordinated note investments in GCIC SLF.

(2)
The weighted average rate of sales and payoffs of portfolio investments for three months ended December 31, 2016 excludes the repayment of $34.9 million of our subordinated note investment in GCIC SLF in at a rate of 8.5%. The weighted average rate of sales and payoffs of portfolio investments was 7.2% when including the repayment of our subordinated note investment in GCIC SLF.

(3)
Represents income from interest, including subordinated note investment in GCIC SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.

As of December 31, 2016, 99.8% and 99.8% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2016, 96.4% and 96.4% of our debt portfolio, including our investment in GCIC SLF subordinated notes which were not subject to an interest rate floor, at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2016, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding GCIC SLF and its underlying borrowers) was $26.5 million. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

As part of the monitoring process, GC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal system developed by Golub Capital and its affiliates. This system is not generally accepted in our industry or used by our competitors. It is based on the following categories, which we refer to as GC Advisors’ internal performance ratings:

Internal Performance Ratings
Rating	Definition
5	Involves the least amount of risk in our portfolio. The borrower is performing above expectations, and the trends and risk factors are generally favorable.
4	Involves an acceptable level of risk that is similar to the risk at the time of origination. The borrower is generally performing as expected, and the risk factors are neutral to favorable.
3
Involves a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination. The borrower may be out of compliance with debt covenants; however, loan payments are generally not past due.

2
Involves a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 180 days past due).

1
Involves a borrower performing substantially below expectations and indicates that the loan’s risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 1 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

Our internal performance ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.

For any investment rated 1, 2 or 3, GC Advisors will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions.

GC Advisors monitors and, when appropriate, changes the internal performance ratings assigned to each investment in our portfolio. In connection with our valuation process, GC Advisors and our board of directors review these internal performance ratings on a quarterly basis.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2016 and September 30, 2016:

	December 31, 2016		September 30, 2016
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$9,834	0.9%	$5,889	0.6%
4	1,032,399	92.7	995,410	93.0
3	67,513	6.0	64,783	6.1
2	4,009	0.4	3,628	0.3
1	—	—	—	—
Total	$1,113,755	100.0%	$1,069,710	100.0%

GCIC Senior Loan Fund LLC:

We co-invest with Aurora National Life Assurance Company, a wholly-owned subsidiary of RGA Reinsurance Company, or Aurora, in senior secured loans through GCIC SLF, an unconsolidated Delaware LLC. GCIC SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of GCIC SLF must be approved by the GCIC SLF investment committee consisting of two representatives of each of us and Aurora (with unanimous approval required from (i) one representative of each of us and Aurora or (ii) both representatives of each of us and Aurora). GCIC SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business.

As of December 31, 2016, GCIC SLF is capitalized from LLC equity interest subscriptions from its members. On December 14, 2016, the GCIC SLF investment committee approved the recapitalization of the commitments of GCIC SLF’s members. On December 30, 2016, GCIC SLF’s members entered into additional LLC equity interest subscriptions totaling $100.0 million, GCIC SLF issued capital calls totaling $39.9 million to us and Aurora and the subordinated notes previously issued by GCIC SLF were redeemed and terminated. As of December 31, 2016 and September 30, 2016, we and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests. GCIC SLF’s profits and losses are allocated to us and Aurora in accordance with our respective ownership interests. As of September 30, 2016, we and Aurora owned 87.5% and 12.5%, respectively, of the outstanding subordinated notes issued by GCIC SLF.
As of December 31, 2016 and September 30, 2016, GCIC SLF had the following commitments from its members:

	As of December 31, 2016		As of September 30, 2016
	Committed	Funded	Committed	Funded
	(Dollars in thousands)
Subordinated note commitments (1)(2)	$—	$—	$100,000	$39,905
LLC equity commitments (2)	125,000	63,974	25,000	14,009
Total	$125,000	$63,974	$125,000	$53,914

(1)	The subordinated note commitments were terminated as of December 30, 2016.

(2)	Commitments presented are combined for us and Aurora.

On October 21, 2015, GCIC Senior Loan Fund II LLC, or GCIC SLF II, a wholly-owned subsidiary of GCIC SLF, entered into a senior secured revolving credit facility, or the GCIC SLF Credit Facility, with Wells Fargo Bank, N.A., which allowed GCIC SLF II to borrow up to $150 million at any one time outstanding, subject to leverage and borrowing base restrictions. The reinvestment period of the GCIC SLF Credit Facility ends October 22, 2017, and the stated maturity date is October 21, 2020. As of December 31, 2016 and September 30, 2016, GCIC SLF II had outstanding debt under the GCIC SLF Credit Facility of $102.2 million and $95.5 million, respectively.

Through the reinvestment period, the GCIC SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.25%, depending on the composition of the collateral asset portfolio, per annum. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the GCIC SLF Credit Facility.

As of December 31, 2016 and September 30, 2016, GCIC SLF had total assets at fair value of $166.6 million and $149.5 million, respectively. As of December 31, 2016 and September 30, 2016, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries similar to those in which we may invest directly. Additionally, as of December 31, 2016 and September 30, 2016, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $10.3 million and $10.7 million, respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual loans in GCIC SLF’s portfolio as of December 31, 2016 and September 30, 2016:

	As of December 31, 2016	As of September 30, 2016
	(Dollars in thousands)
Senior secured loans (1)	$162,758	$146,481
Weighted average current interest rate on senior secured loans (2)	6.1%	6.0%
Number of borrowers in GCIC SLF	44	41
Largest portfolio company investments (1)	$8,680	$8,346
Total of five largest portfolio company investments (1)	$40,586	$39,053

(1)	At principal/par amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal/par amount.

GCIC SLF Loan Portfolio as of December 31, 2016
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
						(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8%		$1,361	$1,361
Accellos, Inc.	Diversified/Conglomerate Service	Senior loan	07/2020	6.8		6,268	6,268
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		2,418	2,418
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0		3,108	3,108
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8		3,284	3,284
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5		5,582	5,582
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8		4,244	4,237
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	12/2021	5.8		8,325	8,325
Certara L.P.	Healthcare, Education and Childcare	Senior loan	12/2018	7.3		3,708	3,708
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5		3,725	3,697
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		2,065	2,065
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		1,041	1,041
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.6		2,111	2,111
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		1,061	1,061
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		41	41
Curo Health Services LLC	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		4,913	4,951
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.5		2,124	2,124
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	6.0		336	336
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.8		2,711	2,684
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.8		753	745
Flexan, LLC (3)(4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	N/A	(5)	—	(3)
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.0		2,000	2,000
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.3		2,009	2,009
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.0		89	89
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.2		56	56
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8		1,995	1,995
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2022	5.8		2,020	2,020
Mediaocean LLC (4)	Diversified/Conglomerate Service	Senior loan	08/2020	N/A	(5)	—	(1)
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.0		3,817	3,817
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		422	422
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		2,903	2,874
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		604	597
PetVet Care Centers LLC (4)	Personal, Food and Miscellaneous Services	Senior loan	12/2019	N/A	(5)	—	(3)
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	6.0		8,592	8,592
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.0		54	54
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.0		35	35
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	5.8		7,513	7,513
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		5,970	5,970
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	6.8		2,364	2,364
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.9		72	72
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		7,149	7,149
Radiology Partners, Inc.	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		546	546

GCIC SLF Loan Portfolio as of December 31, 2016 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
						(In thousands)
Radiology Partners, Inc.	Healthcare, Education and Childcare	Senior loan	09/2020	6.5%		$463	$463
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.3		3,348	3,348
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	5.6		3	3
Rubio's Restaurants, Inc	Beverage, Food and Tobacco	Senior loan	11/2018	6.0		1,689	1,689
Rug Doctor LLC	Personal and Non Durable Consumer Products	Senior loan	06/2018	6.3		1,939	1,939
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.5		2,116	2,116
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8		3,326	3,326
SEI, Inc.(3)	Electronics	Senior loan	07/2021	5.8		5,257	5,257
Self Esteem Brands, LLC	Leisure, Amusement, Motion Pictures and Entertainment	Senior loan	02/2020	5.0		4,857	4,857
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	5.9		7,909	7,870
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		5,552	5,441
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		438	430
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		437	429
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		436	427
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		435	426
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A	(5)	—	(14)
Southern Anesthesia and Surgical	Healthcare, Education and Childcare	Senior loan	11/2017	6.5		212	212
Southern Anesthesia and Surgical	Healthcare, Education and Childcare	Senior loan	11/2017	6.5		117	117
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0		710	710
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3		1,104	1,100
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.3		3,922	3,900
Transaction Data Systems, Inc. (4)	Diversified/Conglomerate Service	Senior loan	06/2020	N/A	(5)	—	(1)
Worldwide Express Operations, LLC (3)	Cargo Transport	Senior loan	07/2019	6.0		5,925	5,925
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0		100	100
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	6.0		354	350
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8		4,720	4,697
						$162,758	$162,431

(1)	Represents the weighted average annual current interest rate as of December 31, 2016. All interest rates are payable in cash.

(2)
Represents the fair value in accordance with Accounting Standards Codification, or ASC, Topic 820 - Fair Value Measurement, or ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at December 31, 2016. As such, no interest is being earned on this investment.

GCIC SLF Loan Portfolio as of September 30, 2016
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
						(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8%		$1,365	$1,361
Aimbridge Hospitality, LLC	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		2,431	2,431
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0		3,108	3,100
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8		3,444	3,444
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5		5,596	5,596
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8		4,255	4,246
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	12/2021	5.8		8,346	8,346
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5		3,945	3,915
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		1,043	1,043
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		2,070	2,070
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		1,064	1,059
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		2,117	2,106
Curo Health Services LLC	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		4,925	4,940
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.8		73	73
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.3		2,130	2,130
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	6.0		340	340
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.3		2,718	2,718
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.0		2,005	2,005
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.2		56	56
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.0		89	89
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.3		2,014	2,014
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8		2,000	2,000
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2022	5.8		2,025	2,025
Pasternack Enterprises, Inc. and Fairview Microwave, Inc (3)	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.0		1,530	1,515
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		438	438
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		605	605
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		2,911	2,911
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	5.8		7,521	7,521
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		10	10
PPT Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		6,293	6,293
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		5,985	5,985
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.8		90	90
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	6.8		2,012	2,012
Radiology Partners, Inc.	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		465	460
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		728	722
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		6,438	6,373
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(5)
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(3)
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.8		33	33
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.3		148	148
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.3		3,209	3,209
Rubio's Restaurants, Inc	Beverage, Food and Tobacco	Senior loan	11/2018	6.0		1,693	1,693

GCIC SLF Loan Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal/ Par Amount	Fair Value(2)
					(In thousands)
Rug Doctor LLC	Personal and Non Durable Consumer Products	Senior loan	06/2018	6.3%	$2,016	$2,016
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.5	2,186	2,186
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8	3,334	3,334
SEI, Inc.	Electronics	Senior loan	07/2021	5.8	5,270	5,270
Self Esteem Brands, LLC	Leisure, Amusement, Motion Pictures and Entertainment	Senior loan	02/2020	5.0	5,106	5,106
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	5.9	7,928	7,890
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	455	445
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	456	447
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	457	448
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	458	449
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	5,800	5,685
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (5)	—	(14)
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0	712	712
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	1,104	1,100
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.5	9	8
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.3	2,763	2,763
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0	100	100
Worldwide Express Operations, LLC (3)	Cargo Transport	Senior loan	07/2019	6.0	5,963	5,963
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2018	6.8	10	10
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	354	356
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8	4,732	4,732
					$146,481	$146,123

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at September 30, 2016. As such, no interest is being earned on this investment.

As of December 31, 2016, we have committed to fund $109.4 million of LLC equity interest subscriptions to GCIC SLF. As of December 31, 2016 and September 30, 2016, $56.0 million and $12.3 million, respectively, of our LLC equity interest subscriptions to GCIC SLF had been called and contributed. For the three months ended December 31, 2016 and 2015, we received $0.4 million and $0, respectively, in dividend income from the GCIC SLF LLC equity interests.

As of September 30, 2016, the amortized cost and fair value of the subordinated notes held by us was $34.9 million and $34.9 million, respectively. As of September 30, 2016, the subordinated notes paid a weighted average interest rate of three-month LIBOR plus 8.0%. For the three months ended December 31, 2016 and 2015, we earned interest income on the subordinated notes of $0.7 million and $0.5 million, respectively.

For the three months ended December 31, 2016 and 2015, we earned an annualized total return on our weighted average capital invested in GCIC SLF of 10.4% and 6.4%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in GCIC SLF by the combined daily average of our investments in (1) the principal of the GCIC SLF subordinated notes, if any, and (2) the NAV of the GCIC SLF LLC equity interests.

See below for certain summarized financial information for GCIC SLF as of December 31, 2016 and September 30, 2016 and for the three months ended December 31, 2016 and 2015:

	As of December 31, 2016	As of September 30, 2016
	(In thousands)
Selected Balance Sheet Information:
Investments, at fair value	$162,431	$146,123
Cash and other assets	4,129	3,344
Total assets	$166,560	$149,467
Senior credit facility	$102,200	$95,500
Unamortized debt issuance costs	(1,052)	(1,122)
Other liabilities	316	282
Total liabilities	101,464	94,660
Subordinated notes and members’ equity	65,096	54,807
Total liabilities and members' equity	$166,560	$149,467

	Three months ended December 31,
	2016	2015
	(In thousands)
Selected Statement of Operations Information:
Interest income	$2,441	$711
Total investment income	2,441	711
Interest expense	1,713	834
Administrative service fee	55	17
Other expenses	24	19
Total expenses	1,792	870
Net investment income (loss)	649	(159)
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	62	111
Net increase (decrease) in net assets	$711	$(48)

GCIC SLF elected to fair value the subordinated notes, prior to their termination, issued to us and Aurora under ASC Topic 825 — Financial Instruments, or ASC Topic 825. The subordinated notes were valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For each of the three months ended December 31, 2016 and 2015, GCIC SLF did not recognize unrealized appreciation or depreciation on the subordinated notes.

As of December 31, 2016, GCIC SLF had no subordinated notes outstanding. As of September 30, 2016, GCIC SLF had $39.9 million of aggregate contractual principal amounts of subordinated notes outstanding for which the fair value option was elected with a fair value and carrying value of $39.9 million.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of December 31, 2016 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2016 Debt Securitization	$252.5	$—	$—	$—	$252.5
Credit Facility	190.6	—	—	190.6	—
SMBC Revolver	75.0	—	75.0	—	—
Revolver	—	—	—	—	—
Unfunded commitments (1)	38.0	38.0	—	—	—
Total contractual obligations	$556.1	$38.0	$75.0	$190.6	$252.5

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in GCIC SLF, as of December 31, 2016. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2016, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2016 and September 30, 2016, we had outstanding commitments to fund investments totaling $38.0 million and $42.7 million, respectively. We have commitments of up to $53.4 million and $62.2 million to GCIC SLF as of December 31, 2016 and September 30, 2016, respectively, that may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

We have certain contracts under which we have material future commitments. We have entered into the Investment Advisory Agreement with GC Advisors in accordance with the 1940 Act. Under the Investment Advisory Agreement, GC Advisors provides us with investment advisory and management services.

Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us with clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. The Administrator also provides on our behalf managerial assistance to those portfolio companies to which we are required to offer to provide such assistance.

If any of the contractual obligations discussed above is terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we receive under our Investment Advisory Agreement and our Administration Agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

Distributions

We intend to make monthly or quarterly distributions to our stockholders as determined by our board of directors. For additional information on distributions, see “-Critical Accounting Policies-Income Taxes”.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse U.S. federal income tax consequences, including the possible loss of our ability to be subject to tax as a RIC. We cannot assure stockholders that they will receive any distributions.

To the extent our taxable earnings fall below the total amount of our distributions for any tax year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, our stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our dividend reinvestment plan. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We entered into the Investment Advisory Agreement with GC Advisors. Each of Mr. Lawrence Golub, our chairman, and Mr. David Golub, our president and chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.

•	Golub Capital LLC provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.

•	We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”

•
GC Advisors serves as collateral manager to the 2016 Issuer under the 2016 GCIC Collateral Management Agreement and receives a fee for providing these services that is offset against the base management fee payable by us under the Investment Advisory Agreement.

•
Under a staffing agreement, or the Staffing Agreement, Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and provide access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis.

•	We have entered into the Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.

•
Immediately prior to our election to be regulated as a business development company, we acquired our initial portfolio of investments by purchasing (1) all of the outstanding equity interests of GCIC Holdings LLC, or GCIC Holdings, and GCIC Funding, from GEMS Fund, L.P., a Delaware limited partnership whose general partner is controlled by GC Advisors, and (2) loans from certain unaffiliated third-party investors. At the time of our acquisition of their respective equity interests, the only assets (other than certain cash and cash equivalents) of GCIC Funding and GCIC Holdings were senior secured and one stop loans to U.S. middle-market companies consistent with our investment objectives and strategies. Each of the loans acquired in our formation transactions had been underwritten by GC Advisors at the time of origination or acquisition using the same criteria and standards as GC Advisors uses in connection with the origination or acquisition of loans for us.

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., a publicly-traded business development company (NASDAQ: GBDC) that focuses on investing primarily in senior secured and one stop loans of U.S. middle-market companies. In addition, our officers and directors serve in similar capacities for Golub Capital BDC, Inc. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of these other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our and GC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the General Corporation Law of the State of Maryland.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

Fair Value Measurements

We value investments for which market quotations are readily available at their market quotations. However, a readily available market value is not expected to exist for many of the investments in our portfolio, and we value these portfolio investments at fair value as determined in good faith by our board of directors under our valuation policy and process.

Valuation methods may include comparisons of the portfolio companies to peer companies that are public, determination of the enterprise value of a portfolio company, discounted cash flow analysis and a market interest rate approach. The factors that are taken into account in fair value pricing investments include: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business; comparisons of financial ratios of peer companies that are public; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from values that may ultimately be received or settled.

Our board of directors is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company investment being initially valued by the investment professionals of GC Advisors responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with our senior management and GC Advisors.

•	The audit committee of our board of directors reviews these preliminary valuations.

•	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•	The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

In connection with each sale of shares of our common stock, we make a determination that we are not selling shares of our common stock at a price below the then-current net asset value per share of common stock at the time at which the sale is made or otherwise in violation of the 1940 Act.  GC Advisors will consider the following factors, among others, in making such determination:

•	The net asset value of our common stock disclosed in the most recent periodic report filed with the SEC;

•	Its assessment of whether any change in the net asset value per share of our common stock has occurred (including through the realization of gains on the sale of portfolio securities) during the period beginning on the date of the most recently disclosed net asset value per share of our common stock and ending two days prior to the date of the sale; and

•
The magnitude of the difference between the sale price of the shares of common stock and management’s assessment of any change in the net asset value per share of our common stock during the period discussed above.

Determination of fair values involves subjective judgments and estimates. Under current auditing standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

We follow ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Our fair value analysis includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2: Inputs include quoted prices for similar assets or liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.
Level 3: Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2016 and 2015. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2016 and September 30, 2016, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs of the fair value hierarchy.

When determining fair value of Level 3 debt and equity investments, we may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, we will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, we use a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, we may base our valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. We generally use the midpoint of the bid/ask range as our best estimate of fair value of such investment.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a market existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which such investment had previously been recorded.

Our investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

Valuation of Other Financial Assets and Liabilities

Fair value of our debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans and record these fees as fee income when received. Loan origination fees, original issues discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from LLC and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in our consolidated statements of operations.

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was less than $0.1 million as of each of December 31, 2016 and September 30, 2016.

Income taxes:

We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. We have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

On January 1, 2015, GCIC Equity LLC, or GCIC Equity, elected to be classified as a corporation for U.S. federal income tax purposes. Effective May 2, 2016, GCIC Equity merged with GCIC Holdings, with GCIC Holdings as the surviving LLC. As part of the merger, GCIC Equity intends to elect deemed-sale treatment and the assets of GCIC Equity will be treated as sold at fair value for tax purposes. This resulted in an estimated U.S. federal income tax expense of $45,000 and an estimated state income tax expense of $15,000 each of which was paid in August 2016.

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. For example, permanent differences in classification may result from the treatment of distributions paid from short-term gains as ordinary income dividends for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2016 and September 30, 2016, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01% and 1.01%, respectively. In addition, the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily, the SMBC Revolver has a floating interest rate provision based on one-month LIBOR that resets monthly, and the Class A and B GCIC 2016 Notes issued as part of the GCIC 2016 Debt Securitization have floating interest rate provisions based on three-month LIBOR that reset quarterly. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the consolidated statement of financial condition as of December 31, 2016 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$—	$(1,295)	$1,295
Up 50 basis points	5,128	2,590	2,538
Up 100 basis points	10,339	5,181	5,158
Up 150 basis points	15,550	7,771	7,779
Up 200 basis points	20,762	10,361	10,401

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2016, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the GCIC 2016 Debt Securitization, Credit Facility, the Revolver, the SMBC Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 4: Controls and Procedures.

As of December 31, 2016 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings.

Golub Capital Investment Corporation, GC Advisors and Golub Capital LLC are not currently subject to any material legal proceedings.

Item 1A: Risk Factors.

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Investment Corporation

Dated: February 13, 2017	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: February 13, 2017	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)