Form 10-Q
period 2017-03-31
GOLUB CAPITAL INVESTMENT Corp
filed 2017-05-11
CIK 1627515

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

As of May 11, 2017, the Registrant had 46,515,568.552 shares of common stock, $0.001 par value, outstanding.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Financial Condition (unaudited)
(In thousands, except share and per share data)

	March 31, 2017	September 30, 2016
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,114,902	$1,021,754
Controlled affiliate company investments	52,423	47,956
Total investments at fair value (amortized cost of $1,153,796 and $1,061,376, respectively)	1,167,325	1,069,710
Cash and cash equivalents	15,164	4,675
Restricted cash and cash equivalents	37,642	71,056
Interest receivable	3,910	3,308
Other assets	270	249
Total Assets	$1,224,311	$1,148,998
Liabilities
Debt	$571,900	$520,600
Less unamortized debt issuance costs	3,330	5,073
Debt less unamortized debt issuance costs	568,570	515,527
Interest payable	1,821	1,414
Distributions payable	8,925	9,869
Capital calls received in advance	5,963	—
Management and incentive fees payable	6,267	4,960
Payable for open trades	190	—
Accounts payable and accrued expenses	971	902
Accrued trustee fees	29	19
Total Liabilities	592,736	532,691
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2017 and September 30, 2016	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 42,104,997.486 and 41,087,178.250 shares issued and outstanding as of March 31, 2017 and September 30, 2016, respectively	42	41
Paid in capital in excess of par	631,285	616,018
Capital distributions in excess of net investment income	(12,544)	(7,158)
Net unrealized appreciation (depreciation) on investments	13,529	8,334
Net realized gain (loss) on investments	(737)	(928)
Total Net Assets	631,575	616,307
Total Liabilities and Total Net Assets	$1,224,311	$1,148,998
Number of common shares outstanding	42,104,997.486	41,087,178.250
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$20,813	$11,196	$41,562	$21,206
Dividend income	—	17	1	17
Fee income	65	359	211	375
Total investment income from non-controlled/non-affiliate company investments	20,878	11,572	41,774	21,598
From controlled affiliate company investments:
Interest income	—	730	732	1,215
Dividend income	1,242	—	1,663	—
Total investment income from controlled affiliate company investments	1,242	730	2,395	1,215
Total investment income	22,120	12,302	44,169	22,813
Expenses
Interest and other debt financing expenses	5,313	2,396	10,235	4,610
Base management fee	3,881	2,143	7,677	4,133
Incentive fee	2,222	1,177	4,966	1,979
Professional fees	480	248	922	573
Administrative service fee	343	232	705	445
General and administrative expenses	(4)	4	26	14
Total expenses	12,235	6,200	24,531	11,754
Base management fee waived (Note 4)	(1,059)	(584)	(2,094)	(1,127)
Incentive fee waived (Note 4)	—	—	(16)	—
Net expenses	11,176	5,616	22,421	10,627
Net investment income	10,944	6,686	21,748	12,186

Net gain (loss) on investments
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	134	48	331	733
Net realized gain (loss) on investments	134	48	331	733
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	1,515	288	4,893	804
Controlled affiliate company investments	101	272	302	229
Net change in unrealized appreciation (depreciation) on investments	1,616	560	5,195	1,033
Net gain (loss) on investments	1,750	608	5,526	1,766
Net increase in net assets resulting from operations	$12,694	$7,294	$27,274	$13,952
Per Common Share Data
Basic and diluted earnings per common share	$0.30	$0.28	$0.65	$0.58
Basic and diluted weighted average common shares outstanding	41,892,513	25,707,003	41,569,032	23,916,838
See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

				Capital Distributions in Excess of Net Investment Income
	Common Stock		Paid in Capital in Excess of Par		Net Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (loss) on Investments	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2015	20,843,155.219	$21	$312,626	$(2,521)	$2,479	$42	$312,647
Issuance of common stock (1)	5,896,577.256	6	88,443	—	—	—	88,449
Net increase in net assets resulting from operations	—	—	—	12,186	1,033	733	13,952
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	522,004.664	—	7,830	—	—	—	7,830
Distributions from net investment income	—	—	—	(9,013)	—	—	(9,013)
Distributions declared and payable	—	—	—	(4,939)	—	—	(4,939)
Total increase (decrease) for the period ended March 31, 2016	6,418,581.920	6	96,273	(1,766)	1,033	733	96,279
Balance at March 31, 2016	27,261,737.139	$27	$408,899	$(4,287)	$3,512	$775	$408,926

Balance at September 30, 2016	41,087,178.250	$41	$616,018	$(7,158)	$8,334	$(928)	$616,307
Net increase in net assets resulting from operations	—	—	—	21,748	5,195	331	27,274
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,017,819.236	1	15,267	—	—	—	15,268
Distributions from net investment income	—	—	—	(18,209)	—	—	(18,209)
Distributions from realized gain	—	—	—	—	—	(140)	(140)
Distributions declared and payable	—	—	—	(8,925)	—	—	(8,925)
Total increase (decrease) for the period ended March 31, 2017	1,017,819.236	1	15,267	(5,386)	5,195	191	15,268
Balance at March 31, 2017	42,104,997.486	$42	$631,285	$(12,544)	$13,529	$(737)	$631,575

(1)	Refer to Note 3 for a detailed listing of the common stock share issuances for the six months ended March 31, 2016.

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2017	2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$27,274	$13,952
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	1,781	964
Accretion of discounts and amortization of premiums	(2,379)	(1,403)
Net realized (gain) loss on investments	(331)	(733)
Net change in unrealized (appreciation) depreciation on investments	(5,195)	(1,033)
Proceeds from (fundings of) revolving loans, net	(829)	(2,165)
Fundings of investments	(185,130)	(334,181)
Proceeds from principal payments and sales of portfolio investments	96,814	189,076
PIK interest	(565)	(48)
Changes in operating assets and liabilities:
Interest receivable	(602)	(382)
Receivable for investments sold	—	(4,265)
Other assets	(21)	130
Interest payable	407	131
Management and incentive fees payable	1,307	1,002
Payable for investments purchased	190	—
Accounts payable and accrued expenses	69	(394)
Accrued trustee fees	10	—
Net cash (used in) provided by operating activities	(67,200)	(139,349)
Cash flows from investing activities
Net change in restricted cash and cash equivalents	33,414	3,005
Net cash (used in) provided by investing activities	33,414	3,005
Cash flows from financing activities
Borrowings on debt	187,750	324,250
Repayments of debt	(136,450)	(270,050)
Capitalized debt issuance costs	(38)	(210)
Capital calls received in advance	5,963	—
Proceeds from issuance of common shares	—	88,449
Distributions paid	(12,950)	(6,055)
Net cash provided by (used in) financing activities	44,275	136,384
Net change in cash and cash equivalents	10,489	40
Cash and cash equivalents, beginning of period	4,675	2,747
Cash and cash equivalents, end of period	$15,164	$2,787
Supplemental information:
Cash paid during the period for interest	$8,047	$3,515
Distributions declared during the period	27,274	13,952
Supplemental disclosure of noncash operating activity:
Funding of LLC equity interest in GCIC SLF	$(34,917)	$—
Proceeds from subordinated notes in GCIC SLF principal payment	34,917	—
Supplemental disclosure of noncash financing activity:
Distributions payable	$8,925	$4,939
See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP	One stop	L + 9.00%	8.00% cash/ 2.00% PIK	03/2020	$2,362	$2,315	0.4%	$2,173
ILC Dover, LP	One stop	L + 9.00%	8.00% cash/ 2.00% PIK	03/2019	106	103	—	97
NTS Technical Systems*	One stop	L + 6.25%	7.25%	06/2021	3,814	3,758	0.6	3,775
NTS Technical Systems(4)	One stop	L + 6.25%	N/A(5)	06/2021	—	(12)	—	(5)
NTS Technical Systems(4)	One stop	L + 6.25%	N/A(5)	06/2021	—	(20)	—	(4)
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	8.00%	12/2017	53	28	—	16
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	9	9	—	9
Tresys Technology Holdings, Inc.	One stop	P + 5.50%	9.50%	12/2017	1	1	—	1
Tronair Parent, Inc.#	Senior loan	L + 4.75%	5.86%	09/2023	192	190	—	191
Tronair Parent, Inc.	Senior loan	P + 3.50%	7.50%	09/2021	16	15	—	16
Whitcraft LLC*	One stop	L + 6.50%	7.50%	05/2020	6,711	6,668	1.1	6,711
Whitcraft LLC(4)	One stop	L + 6.50%	N/A(5)	05/2020	—	(1)	—	—
					13,264	13,054	2.1	12,980
Automobile
Dent Wizard International Corporation*	Senior loan	L + 4.75%	5.75%	04/2020	2,193	2,179	0.3	2,172
OEConnection LLC#*	Senior loan	L + 5.00%	6.15%	06/2022	11,111	10,861	1.8	11,111
OEConnection LLC(4)	Senior loan	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
Polk Acquisition Corp.*	Senior loan	L + 5.00%	6.00%	06/2022	4,963	4,941	0.8	4,963
T5 Merger Corporation#*	One stop	L + 6.25%	7.25%	03/2022	30,210	29,688	4.7	29,908
T5 Merger Corporation	One stop	L + 6.25%	7.25%	03/2022	60	58	—	58
T5 Merger Corporation(4)	One stop	L + 6.25%	N/A(5)	03/2022	—	(45)	—	(46)
					48,537	47,681	7.6	48,166
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.#	One stop	L + 7.25%	7.00% cash/ 1.25% PIK	04/2021	3,846	3,811	0.5	3,461
Abita Brewing Co., L.L.C.(4)	One stop	L + 7.25%	N/A(5)	04/2021	—	(1)	—	(2)
ABP Corporation*	Senior loan	L + 4.75%	6.00%	09/2018	601	601	0.1	580
ABP Corporation	Senior loan	P + 3.50%	7.50%	09/2018	37	38	—	35
Benihana, Inc.#*	One stop	L + 7.00%	8.25%	01/2019	320	319	0.1	317
Benihana, Inc.	One stop	L + 7.00%	8.58%	07/2018	14	14	—	13
C. J. Foods, Inc.#*	One stop	L + 6.25%	7.40%	05/2019	12,734	12,656	2.0	12,607
C. J. Foods, Inc.	One stop	L + 6.25%	7.40%	05/2019	1,605	1,601	0.3	1,589
C. J. Foods, Inc.	One stop	L + 6.25%	7.25%	05/2019	472	468	0.1	456
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	3,313	3,313	0.5	3,313
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	931	931	0.2	931
Firebirds International, LLC	One stop	L + 5.75%	7.00%	05/2018	299	299	—	299
Firebirds International, LLC	One stop	L + 5.75%	N/A(5)	05/2018	—	—	—	—
First Watch Restaurants, Inc.*	One stop	L + 6.00%	7.31%	12/2020	3,551	3,525	0.6	3,551
First Watch Restaurants, Inc.*	One stop	L + 6.00%	7.15%	12/2020	174	173	—	174
First Watch Restaurants, Inc.*	One stop	L + 6.00%	7.15%	12/2020	175	173	—	175
First Watch Restaurants, Inc.	One stop	L + 6.00%	7.03%	12/2020	150	149	—	150
First Watch Restaurants, Inc.	One stop	P + 5.00%	9.00%	12/2020	68	67	—	68
Hopdoddy Holdings, LLC	One stop	L + 8.00%	9.00%	08/2020	423	421	0.1	423
Hopdoddy Holdings, LLC	One stop	L + 8.00%	N/A(5)	08/2020	—	—	—	—
Hopdoddy Holdings, LLC(4)	One stop	L + 8.00%	N/A(5)	08/2020	—	(1)	—	—
Julio & Sons Company*	One stop	L + 5.50%	6.54%	12/2018	941	937	0.2	941

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Beverage, Food and Tobacco - (continued)
Julio & Sons Company	One stop	L + 5.50%	6.55%	12/2018	$310	$309	—%	$310
Julio & Sons Company	One stop	L + 5.50%	6.54%	12/2018	43	43	—	43
Julio & Sons Company(4)	One stop	L + 5.50%	N/A(5)	12/2018	—	(2)	—	—
Mid-America Pet Food, L.L.C.#	One stop	L + 6.25%	7.40%	12/2021	6,428	6,336	1.0	6,428
Mid-America Pet Food, L.L.C.(4)	One stop	L + 6.25%	N/A(5)	12/2021	—	(1)	—	—
P&P Food Safety US Acquisition, Inc.#	One stop	L + 6.50%	7.64%	11/2021	4,113	4,065	0.7	4,113
P&P Food Safety US Acquisition, Inc.	One stop	L + 6.50%	N/A(5)	11/2021	—	—	—	—
Purfoods, LLC#*	One stop	L + 6.25%	7.25%	05/2021	8,007	7,908	1.3	8,007
Purfoods, LLC	One stop	N/A	7.00% PIK	05/2026	94	94	—	101
Purfoods, LLC	One stop	L + 6.25%	7.25%	05/2021	60	59	—	60
Purfoods, LLC	One stop	L + 6.25%	7.25%	05/2021	10	10	—	10
Purfoods, LLC(4)	One stop	L + 6.25%	N/A(5)	05/2021	—	(1)	—	—
Smashburger Finance LLC*	Senior loan	L + 5.50%	6.75%	05/2018	505	503	0.1	494
Smashburger Finance LLC(4)	Senior loan	L + 5.50%	N/A(5)	05/2018	—	(8)	—	—
Surfside Coffee Company LLC*	One stop	L + 5.25%	6.25%	06/2020	2,333	2,318	0.4	2,333
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	176	173	—	176
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	26	25	—	26
Tate's Bake Shop, Inc.#	Senior loan	L + 5.00%	6.15%	08/2019	143	142	—	143
Uinta Brewing Company#	One stop	L + 8.50%	9.50%	08/2019	900	900	0.1	864
Uinta Brewing Company	One stop	L + 8.50%	9.50%	08/2019	130	129	—	123
					52,932	52,496	8.3	52,312
Broadcasting and Entertainment
Extreme Reach Inc.*	Senior loan	L + 6.25%	7.28%	02/2020	909	887	0.2	921
TouchTunes Interactive Networks, Inc.*	Senior loan	L + 4.75%	5.90%	05/2021	694	691	0.1	696
					1,603	1,578	0.3	1,617
Building and Real Estate
Brooks Equipment Company, LLC*	One stop	L + 5.00%	6.03%	08/2020	6,068	6,068	1.0	6,022
Brooks Equipment Company, LLC*	One stop	L + 5.00%	6.05%	08/2020	1,530	1,519	0.3	1,519
Brooks Equipment Company, LLC	One stop	L + 5.00%	6.00%	08/2020	47	47	—	42
Jensen Hughes, Inc.#	Senior loan	L + 5.00%	6.00%	12/2021	115	114	—	115
Paradigm DKD Group, LLC#	Senior loan	L + 4.50%	5.75%	11/2018	2,149	2,128	0.3	2,149
Paradigm DKD Group, LLC	Senior loan	L + 4.50%	6.03%	11/2018	167	160	—	167
					10,076	10,036	1.6	10,014

Checmicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	6.90%	02/2020	1,046	1,037	0.2	1,046
Flexan, LLC	One stop	L + 5.75%	N/A(5)	02/2020	—	—	—	—
					1,046	1,037	0.2	1,046
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.#*	One stop	L + 5.75%	6.75%	09/2020	6,974	6,971	1.1	6,974
Chase Industries, Inc.*	One stop	L + 5.75%	6.75%	09/2020	1,549	1,549	0.3	1,549
Chase Industries, Inc.	One stop	L + 5.75%	6.75%	09/2020	105	105	—	105
Inventus Power, Inc.#	One stop	L + 6.50%	7.50%	04/2020	10,147	10,077	1.5	9,741
Inventus Power, Inc.(4)	One stop	L + 6.50%	N/A(5)	04/2020	—	(4)	—	(26)
Onicon Incorporated*	One stop	L + 6.00%	7.02%	04/2020	181	179	—	181
Onicon Incorporated	One stop	L + 6.00%	N/A(5)	04/2020	—	—	—	—
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.#	Senior loan	L + 5.00%	6.00%	05/2022	191	190	—	191
PetroChoice Holdings, Inc.*	Senior loan	L + 5.00%	6.00%	08/2022	1,637	1,594	0.3	1,637
Reladyne, Inc.#*	Senior loan	L + 5.25%	6.25%	07/2022	10,319	10,175	1.6	10,319
Reladyne, Inc.*	Senior loan	L + 5.25%	6.25%	07/2022	111	110	—	111

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified/Conglomerate Manufacturing - (continued)
Reladyne, Inc.	Senior loan	L + 5.25%	6.25%	07/2022	$70	$68	—%	$70
Reladyne, Inc.	Senior loan	L + 5.25%	6.25%	07/2022	36	36	—	36
Reladyne, Inc.	Senior loan	L + 5.25%	6.25%	07/2022	13	11	—	13
Sunless Merger Sub, Inc.#	Senior loan	L + 5.00%	6.25%	07/2019	292	254	0.1	292
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	7.50%	07/2019	17	15	—	17
					31,642	31,330	4.9	31,210
Diversified/Conglomerate Service
Accellos, Inc.#	One stop	L + 5.75%	6.90%	07/2020	463	459	0.1	463
Actiance, Inc.	One stop	L + 9.00%	10.00%	10/2019	1,918	1,857	0.3	1,918
Actiance, Inc.	One stop	L + 9.00%	N/A(5)	10/2019	—	—	—	—
Agility Recovery Solutions Inc.*	One stop	L + 6.50%	7.50%	03/2020	6,248	6,194	1.0	6,248
Agility Recovery Solutions Inc.(4)	One stop	L + 6.50%	N/A(5)	03/2020	—	(2)	—	—
Bomgar Corporation#*	One stop	L + 7.50%	8.65%	06/2022	28,497	27,999	4.5	28,497
Bomgar Corporation(4)	One stop	L + 7.50%	N/A(5)	06/2022	—	(2)	—	—
CIBT Holdings, Inc*	Senior loan	L + 5.25%	6.40%	06/2022	1,872	1,856	0.3	1,872
CIBT Holdings, Inc.	Senior loan	L + 5.25%	N/A(5)	06/2022	—	—	—	—
Clearwater Analytics, LLC#*	One stop	L + 7.50%	8.50%	09/2022	9,052	8,908	1.4	9,052
Clearwater Analytics, LLC	One stop	L + 7.50%	8.50%	09/2022	24	22	—	24
Daxko Acquisition Corporation#	One stop	L + 6.50%	7.50%	09/2022	8,445	8,329	1.3	8,445
Daxko Acquisition Corporation	One stop	L + 6.50%	N/A(5)	09/2022	—	—	—	—
DISA Holdings Acquisition Subsidiary Corp.*	Senior loan	L + 4.50%	5.50%	12/2020	1,368	1,358	0.2	1,340
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.50%	5.65%	12/2020	48	46	—	42
EGD Security Systems, LLC#*	One stop	L + 6.25%	7.25%	06/2022	10,372	10,259	1.6	10,372
EGD Security Systems, LLC*	One stop	L + 6.25%	7.25%	06/2022	98	97	—	98
EGD Security Systems, LLC	One stop	L + 6.25%	7.25%	06/2022	25	23	—	25
EGD Security Systems, LLC(4)	One stop	L + 6.25%	N/A(5)	06/2022	—	(1)	—	—
HealthcareSource HR, Inc.#*	One stop	L + 6.75%	7.90%	05/2020	9,841	9,715	1.6	9,841
HealthcareSource HR, Inc.(4)	One stop	L + 6.75%	N/A(5)	05/2020	—	(1)	—	—
Host Analytics, Inc.	One stop	N/A	8.50% cash/ 2.25% PIK	02/2020	1,365	1,352	0.2	1,365
Host Analytics, Inc.	One stop	N/A	8.50% cash/ 2.25% PIK	08/2021	1,144	1,080	0.2	1,144
Host Analytics, Inc.(4)	One stop	N/A	N/A(5)	02/2020	—	(3)	—	—
III US Holdings, LLC(4)	One stop	L + 6.00%	N/A(5)	09/2022	—	(1)	—	—
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	1,550	1,538	0.2	1,550
Kinnser Software, Inc.#	One stop	L + 6.50%	7.65%	12/2022	9,756	9,640	1.5	9,756
Kinnser Software, Inc.(4)	One stop	L + 6.50%	N/A(5)	12/2021	—	(1)	—	—
Netsmart Technologies, Inc.#	Senior loan	L + 4.50%	5.65%	04/2023	1,641	1,627	0.3	1,655
Netsmart Technologies, Inc.(4)	Senior loan	L + 4.75%	N/A(5)	04/2023	—	(9)	—	—
Professional Datasolutions, Inc.#	Senior loan	L + 5.50%	6.50%	05/2022	3,788	3,731	0.6	3,731
Professional Datasolutions, Inc.	Senior loan	L + 5.50%	N/A(5)	05/2022	—	—	—	—
Project Alpha Intermediate Holding, Inc.#	One stop	L + 8.25%	9.25%	08/2022	16,426	15,982	2.6	16,426
PT Intermediate Holdings III, LLC#*	One stop	L + 6.50%	7.50%	06/2022	23,390	23,085	3.7	23,390
PT Intermediate Holdings III, LLC#	One stop	L + 6.50%	7.50%	06/2022	2,310	2,287	0.4	2,310
PT Intermediate Holdings III, LLC	One stop	L + 6.50%	8.22%	06/2022	91	88	—	91
Quickbase, Inc.#	One stop	L + 7.50%	8.65%	04/2022	11,410	11,219	1.8	11,410
Quickbase, Inc.(4)	One stop	L + 7.50%	N/A(5)	04/2022	—	(2)	—	—
Secure-24, LLC*	One stop	L + 5.00%	6.00%	08/2019	1,801	1,789	0.3	1,801
Secure-24, LLC	One stop	L + 5.00%	N/A(5)	08/2019	—	—	—	—
Severin Acquisition, LLC#	Senior loan	L + 4.75%	5.90%	07/2021	8,589	8,465	1.3	8,460
Severin Acquisition, LLC*	Senior loan	L + 5.38%	6.52%	07/2021	1,434	1,416	0.2	1,446

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified/Conglomerate Service - (continued)
Severin Acquisition, LLC*	Senior loan	L + 5.00%	6.15%	07/2021	$1,277	$1,261	0.2%	$1,269
Severin Acquisition, LLC#	Senior loan	L + 5.38%	6.52%	07/2021	976	963	0.2	984
Severin Acquisition, LLC*	Senior loan	L + 4.88%	6.02%	07/2021	315	311	0.1	312
Severin Acquisition, LLC(4)	Senior loan	L + 4.75%	N/A(5)	07/2021	—	(8)	—	(1)
TA MHI Buyer, Inc.*	One stop	L + 6.00%	7.15%	09/2021	6,589	6,529	1.0	6,589
TA MHI Buyer, Inc.#	One stop	L + 6.00%	7.15%	09/2021	4,301	4,227	0.7	4,301
TA MHI Buyer, Inc.#	One stop	L + 6.00%	7.15%	09/2021	1,027	1,016	0.2	1,027
TA MHI Buyer, Inc.#	One stop	L + 6.00%	7.15%	09/2021	534	528	0.1	534
TA MHI Buyer, Inc.#	One stop	L + 6.00%	7.15%	09/2021	190	188	—	190
TA MHI Buyer, Inc.	One stop	L + 6.00%	N/A(5)	09/2021	—	—	—	—
Trintech, Inc.*	One stop	L + 6.00%	7.04%	10/2021	8,787	8,701	1.4	8,787
Trintech, Inc.	One stop	L + 6.00%	N/A(5)	10/2021	—	—	—	—
Vendavo, Inc.	One stop	L + 8.50%	9.52%	10/2019	4,331	4,301	0.7	4,257
Vendavo, Inc.(4)	One stop	L + 8.50%	N/A(5)	10/2019	—	(2)	—	(6)
Vendor Credentialing Service LLC#*	One stop	L + 6.00%	7.00%	11/2021	11,285	11,148	1.8	11,285
Vendor Credentialing Service LLC(4)	One stop	L + 6.00%	N/A(5)	11/2021	—	(1)	—	—
Verisys Corporation#	One stop	L + 6.75%	7.77%	01/2023	4,829	4,759	0.8	4,781
Verisys Corporation(4)	One stop	L + 6.75%	N/A(5)	01/2023	—	(1)	—	(1)
Vitalyst, LLC#	Senior loan	L + 5.00%	6.37%	09/2017	87	87	—	87
Vitalyst, LLC	Senior loan	L + 5.00%	N/A(5)	09/2017	—	—	—	—
Workforce Software, LLC	One stop	L + 10.50%	4.51% cash/ 7.00% PIK	06/2021	22,116	21,982	3.5	22,116
Workforce Software, LLC	One stop	L + 10.50%	N/A(5)	06/2021	—	—	—	—
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 9.25%	9.50% cash/ 0.75% PIK	08/2021	4,644	4,568	0.7	4,644
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 9.25%	N/A(5)	08/2021	—	—	—	—
					234,254	230,956	37.0	233,927
Ecological
Pace Analytical Services, LLC#*	One stop	L + 6.25%	7.25%	09/2022	15,297	15,051	2.4	15,297
Pace Analytical Services, LLC	One stop	L + 6.25%	7.25%	09/2022	12	6	—	12
Pace Analytical Services, LLC(4)	One stop	L + 6.25%	N/A(5)	09/2022	—	(2)	—	—
					15,309	15,055	2.4	15,309
Electronics
Appriss Holdings, Inc.#*	Senior loan	L + 5.25%	6.40%	11/2020	10,271	10,184	1.6	10,271
Appriss Holdings, Inc.	Senior loan	L + 5.25%	6.40%	11/2020	896	887	0.1	896
Compusearch Software Holdings, Inc.*	Senior loan	L + 4.25%	5.28%	05/2021	713	712	0.1	713
Diligent Corporation#*	One stop	L + 6.75%	7.75%	04/2022	31,859	31,182	5.1	32,031
Diligent Corporation#*	One stop	L + 6.25%	7.25%	04/2022	8,934	8,809	1.4	8,819
Diligent Corporation(4)	One stop	L + 6.75%	N/A(5)	04/2022	—	(2)	—	—
ECI Acquisition Holdings, Inc.*	One stop	L + 6.25%	7.40%	03/2019	7,112	7,112	1.1	7,112
ECI Acquisition Holdings, Inc.#	One stop	L + 6.25%	7.40%	03/2019	460	460	0.1	460
ECI Acquisition Holdings, Inc.	One stop	L + 6.25%	N/A(5)	03/2019	—	—	—	—
Gamma Technologies, LLC*	One stop	L + 5.00%	6.00%	06/2021	4,962	4,927	0.8	4,962
Gamma Technologies, LLC(4)	One stop	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
LD Intermediate Holdings, Inc.*	Senior loan	L + 5.88%	6.88%	12/2022	2,916	2,693	0.4	2,795
Park Place Technologies LLC#*	One stop	L + 5.00%	6.15%	06/2022	13,882	13,724	2.2	13,882
Park Place Technologies LLC(4)	One stop	L + 5.00%	N/A(5)	06/2022	—	(2)	—	—
SEI, Inc.#	Senior loan	L + 4.75%	5.75%	07/2021	666	660	0.1	666
Sloan Company, Inc., The#	One stop	L + 7.25%	8.40%	04/2020	3,608	3,566	0.6	3,427
Sloan Company, Inc., The	One stop	L + 7.25%	8.33%	04/2020	21	21	—	19
Sovos Compliance#*	One stop	L + 7.25%	8.40%	03/2022	32,586	32,047	5.2	32,586
Sovos Compliance(4)	One stop	L + 7.25%	N/A(5)	03/2022	—	(1)	—	—

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Electronics - (continued)
Sparta Holding Corporation*	One stop	L + 5.50%	6.65%	07/2020	$695	$695	0.1%	$695
Sparta Holding Corporation	One stop	L + 5.50%	N/A(5)	07/2020	—	—	—	—
					119,581	117,673	18.9	119,334
Grocery
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	5.78%	10/2020	170	168	—	173
Teasdale Quality Foods, Inc.*	Senior loan	L + 4.75%	5.92%	10/2020	127	126	—	129
					297	294	—	302
Healthcare, Education and Childcare
Active Day, Inc.#*	One stop	L + 6.00%	7.00%	12/2021	11,584	11,424	1.8	11,584
Active Day, Inc.*	One stop	L + 6.00%	7.00%	12/2021	894	887	0.1	894
Active Day, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2021	—	(1)	—	—
Active Day, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2021	—	(21)	—	—
Acuity Eyecare Holdings, LLC#	One stop	P + 5.75%	9.75%	03/2022	4,853	4,781	0.8	4,805
Acuity Eyecare Holdings, LLC(4)	One stop	L + 6.75%	N/A(5)	03/2022	—	(1)	—	—
Acuity Eyecare Holdings, LLC(4)	One stop	L + 6.75%	N/A(5)	03/2022	—	(48)	—	(32)
ADCS Clinics Intermediate Holdings, LLC#	One stop	L + 5.75%	6.90%	05/2022	22,016	21,638	3.5	22,016
ADCS Clinics Intermediate Holdings, LLC#	One stop	L + 5.75%	6.90%	05/2022	109	108	—	109
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	6.90%	05/2022	32	32	—	32
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	8.75%	05/2022	33	31	—	33
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	8.75%	05/2022	5	1	—	5
Advanced Pain Management Holdings, Inc.#	Senior loan	L + 5.00%	6.25%	02/2018	5,800	5,798	0.8	5,336
Advanced Pain Management Holdings, Inc.#	Senior loan	L + 5.00%	6.25%	02/2018	397	396	0.1	365
Advanced Pain Management Holdings, Inc.	Senior loan	L + 5.00%	N/A(5)	02/2018	—	—	—	—
Agilitas USA, Inc.*	Senior loan	L + 4.00%	5.00%	10/2020	509	506	0.1	509
Apothecary Products, LLC*	Senior loan	L + 4.00%	5.29%	02/2019	1,857	1,857	0.3	1,857
Apothecary Products, LLC	Senior loan	L + 4.00%	5.35%	02/2019	472	472	0.1	472
Aris Teleradiology Company, LLC#*	Senior loan	L + 5.50%	6.65%	03/2021	2,519	2,497	0.4	2,519
Aris Teleradiology Company, LLC	Senior loan	L + 5.50%	6.50%	03/2021	15	15	—	15
Avalign Technologies, Inc.*	Senior loan	L + 4.50%	5.50%	07/2021	756	754	0.1	756
BIORECLAMATIONIVT, LLC#*	One stop	L + 5.75%	6.75%	01/2021	12,664	12,496	2.0	12,664
BIORECLAMATIONIVT, LLC(4)	One stop	L + 5.75%	N/A(5)	01/2021	—	(1)	—	—
California Cryobank, LLC*	One stop	L + 5.50%	6.65%	08/2019	2,647	2,647	0.4	2,647
California Cryobank, LLC*	One stop	L + 5.50%	6.50%	08/2019	1,231	1,214	0.2	1,231
California Cryobank, LLC*	One stop	L + 5.50%	6.65%	08/2019	359	359	0.1	359
California Cryobank, LLC	One stop	L + 5.50%	N/A(5)	08/2019	—	—	—	—
Certara L.P.#*	One stop	L + 5.50%	6.65%	12/2018	2,334	2,317	0.4	2,317
CLP Healthcare Services, Inc.*	Senior loan	L + 5.25%	6.40%	12/2020	941	933	0.1	941
Curo Health Services LLC#	Senior loan	L + 4.75%	5.79%	02/2022	831	831	0.1	838
DCA Investment Holding, LLC#*	One stop	L + 5.25%	6.25%	07/2021	14,676	14,537	2.3	14,676
DCA Investment Holding, LLC#*	One stop	L + 5.25%	6.25%	07/2021	13,694	13,523	2.2	13,694
DCA Investment Holding, LLC#*	One stop	L + 5.25%	6.25%	07/2021	6,134	6,024	1.0	6,134
DCA Investment Holding, LLC	One stop	P + 4.25%	8.25%	07/2021	354	339	0.1	354
DCA Investment Holding, LLC(4)	One stop	L + 5.25%	N/A(5)	07/2021	—	(4)	—	—
Deca Dental Management LLC	One stop	L + 6.25%	7.40%	07/2020	7,558	7,482	1.2	7,558
Deca Dental Management LLC	One stop	L + 6.25%	7.34%	07/2020	919	913	0.1	919
Deca Dental Management LLC	One stop	L + 6.25%	7.25%	07/2020	50	50	—	50
Deca Dental Management LLC(4)	One stop	L + 6.25%	N/A(5)	07/2020	—	(8)	—	—
Dental Holdings Corporation*	One stop	L + 5.50%	6.50%	02/2020	3,369	3,336	0.5	3,369
Dental Holdings Corporation	One stop	L + 5.50%	6.52%	02/2020	513	507	0.1	513
Dental Holdings Corporation(4)	One stop	L + 5.50%	N/A(5)	02/2020	—	(5)	—	—

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare - (continued)
eSolutions, Inc.#*	One stop	L + 6.50%	7.50%	03/2022	$11,629	$11,508	1.8%	$11,629
eSolutions, Inc.(4)	One stop	L + 6.50%	N/A(5)	03/2022	—	(1)	—	—
Katena Holdings, Inc.*	One stop	L + 6.25%	7.27%	06/2021	4,544	4,510	0.7	4,544
Katena Holdings, Inc.*	One stop	L + 6.25%	7.27%	06/2021	443	440	0.1	443
Katena Holdings, Inc.	One stop	P + 5.25%	9.25%	06/2021	38	37	—	38
Lombart Brothers, Inc.#	One stop	L + 6.75%	7.90%	04/2022	3,394	3,336	0.5	3,343
Lombart Brothers, Inc.#(7)	One stop	L + 6.75%	7.90%	04/2022	1,558	1,531	0.2	1,534
Lombart Brothers, Inc.(7)	One stop	L + 6.75%	7.75%	04/2022	2	2	—	2
Lombart Brothers, Inc.(4)	One stop	L + 6.75%	N/A(5)	04/2022	—	(1)	—	(1)
Maverick Healthcare Group, LLC#	Senior loan	L + 7.50%	7.25% cash/ 2.00% PIK	04/2017	637	637	0.1	611
Maverick Healthcare Group, LLC	Senior loan	P + 6.50%	5.00% cash/ 5.50% PIK	04/2017	27	27	—	27
Oliver Street Dermatology Holdings, LLC#*	One stop	L + 6.50%	7.65%	05/2022	8,850	8,710	1.4	8,850
Oliver Street Dermatology Holdings, LLC	One stop	P + 5.50%	8.64%	05/2022	54	53	—	54
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.50%	7.54%	05/2022	42	42	—	42
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.53%	05/2022	33	32	—	33
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.53%	05/2022	30	30	—	30
Oliver Street Dermatology Holdings, LLC(4)	One stop	L + 6.50%	N/A(5)	05/2022	—	(1)	—	—
Pinnacle Treatment Centers, Inc.#	One stop	L + 6.25%	7.25%	08/2021	9,797	9,647	1.6	9,797
Pinnacle Treatment Centers, Inc.	One stop	P + 5.00%	9.00%	08/2021	18	16	—	18
Pinnacle Treatment Centers, Inc.(4)	One stop	L + 6.25%	N/A(5)	08/2021	—	(2)	—	—
PPT Management Holdings, LLC#*	One stop	L + 6.00%	7.15%	12/2022	11,771	11,518	1.9	11,771
PPT Management Holdings, LLC	One stop	L + 6.00%	7.33%	12/2022	120	116	—	120
PPT Management Holdings, LLC	One stop	L + 6.00%	N/A(5)	12/2022	—	—	—	—
Premise Health Holding Corp.*	One stop	L + 4.50%	5.65%	06/2020	1,997	1,997	0.3	1,997
Premise Health Holding Corp.	One stop	L + 4.50%	N/A(5)	06/2020	—	—	—	—
Pyramid Healthcare, Inc.	One stop	L + 6.50%	7.50%	08/2019	20	18	—	20
Radiology Partners, Inc.#	One stop	L + 5.75%	6.90%	09/2020	4,421	4,377	0.7	4,421
Radiology Partners, Inc.	One stop	L + 5.75%	6.90%	09/2020	100	99	—	100
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	6.15%	12/2017	1,162	1,160	0.2	1,162
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	8.00%	12/2017	73	73	—	73
Riverchase MSO, LLC*	Senior loan	L + 5.25%	6.40%	10/2022	4,000	3,944	0.6	4,000
Riverchase MSO, LLC	Senior loan	L + 5.25%	6.40%	10/2022	15	14	—	15
RXH Buyer Corporation#	One stop	L + 5.75%	6.90%	09/2021	11,191	11,025	1.7	10,631
RXH Buyer Corporation*	One stop	L + 5.75%	6.90%	09/2021	1,266	1,257	0.2	1,203
RXH Buyer Corporation	One stop	P + 4.75%	8.75%	09/2021	22	20	—	12
RXH Buyer Corporation(4)	One stop	L + 5.75%	N/A(5)	09/2021	—	(17)	—	(27)
Spear Education, LLC*	One stop	L + 5.75%	6.75%	08/2019	3,552	3,538	0.6	3,552
Spear Education, LLC	One stop	L + 5.75%	6.75%	08/2019	182	181	—	182
Spear Education, LLC(4)	One stop	L + 5.75%	N/A(5)	08/2019	—	(1)	—	—
Summit Behavioral Holdings I, LLC*	One stop	L + 5.00%	6.02%	06/2021	4,158	4,113	0.7	4,158
Summit Behavioral Holdings I, LLC(4)	One stop	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
Summit Behavioral Holdings I, LLC(4)	One stop	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
Surgical Information Systems, LLC*	Senior loan	L + 3.00%	4.16%	09/2018	170	170	—	170
U.S. Anesthesia Partners, Inc.*	One stop	L + 5.00%	6.01%	12/2019	3,760	3,760	0.6	3,760
U.S. Anesthesia Partners, Inc.#	Senior loan	L + 5.00%	6.00%	12/2019	1,024	1,014	0.2	1,024
WHCG Management, LLC#*	Senior loan	L + 4.75%	5.90%	03/2023	6,207	6,130	1.0	6,145
WHCG Management, LLC(4)	Senior loan	L + 4.75%	N/A(5)	03/2023	—	(1)	—	(1)
WHCG Management, LLC(4)	Senior loan	L + 4.75%	N/A(5)	03/2023	—	(56)	—	(76)
WIRB-Copernicus Group, Inc.#	Senior loan	L + 5.00%	6.15%	08/2022	9,434	9,350	1.5	9,387
WIRB-Copernicus Group, Inc.#	Senior loan	L + 5.00%	6.15%	08/2022	5,449	5,401	0.9	5,421

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare - (continued)
WIRB-Copernicus Group, Inc.	Senior loan	L + 5.00%	N/A(5)	08/2022	$—	$—	—%	$—
					231,315	228,367	36.4	229,753
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC#	Senior loan	P + 3.50%	7.50%	02/2022	602	599	0.1	601
CST Buyer Company*	Senior loan	L + 6.25%	7.46%	03/2023	3,368	3,276	0.5	3,275
CST Buyer Company(4)	Senior loan	L + 6.25%	N/A(5)	03/2023	—	(1)	—	(1)
Plano Molding Company, LLC#	One stop	L + 7.50%	8.50%	05/2021	7,026	6,945	1.0	6,464
					10,996	10,819	1.6	10,339
Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC*	Senior loan	L + 4.50%	5.75%	10/2018	390	385	0.1	390

Insurance
Captive Resources Midco, LLC#*	One stop	L + 5.75%	6.75%	06/2020	8,086	8,019	1.3	8,086
Captive Resources Midco, LLC(4)	One stop	L + 5.75%	N/A(5)	06/2020	—	(3)	—	—
Captive Resources Midco, LLC(4)	One stop	L + 5.75%	N/A(5)	06/2020	—	(8)	—	—
Higginbotham Insurance Agency, Inc.*	Senior loan	L + 5.00%	6.00%	11/2021	1,379	1,369	0.2	1,379
Internet Pipeline, Inc.#*	One stop	L + 7.25%	8.25%	08/2022	10,409	10,271	1.6	10,409
Internet Pipeline, Inc.(4)	One stop	L + 7.25%	N/A(5)	08/2021	—	(1)	—	—
RSC Acquisition, Inc.#*	Senior loan	L + 5.25%	6.40%	11/2022	539	535	0.1	539
					20,413	20,182	3.2	20,413
Leisure, Amusement, Motion Pictures, Entertainment
Competitor Group, Inc.#	One stop	L + 9.25%	5.00% cash/ 5.50% PIK	11/2018	436	406	0.1	392
Competitor Group, Inc.	One stop	L + 9.25%	5.00% cash/ 5.50% PIK	11/2018	51	48	—	46
Competitor Group, Inc.	One stop	L + 9.25%	5.00% cash/ 5.50% PIK	11/2018	14	14	—	14
NFD Operating, LLC*	One stop	L + 7.00%	8.25%	06/2021	2,181	2,153	0.4	2,181
NFD Operating, LLC	One stop	P + 5.75%	9.75%	06/2021	12	12	—	12
NFD Operating, LLC(4)	One stop	L + 7.00%	N/A(5)	06/2021	—	(1)	—	—
Self Esteem Brands, LLC#*	Senior loan	L + 4.75%	5.75%	02/2020	10,113	10,036	1.6	10,011
Teaching Company, The#*	One stop	L + 6.25%	7.25%	08/2020	12,148	12,086	1.9	11,904
Teaching Company, The	One stop	L + 6.25%	7.51%	08/2020	58	57	—	55
Titan Fitness, LLC*	One stop	L + 7.00%	8.25%	09/2019	1,964	1,964	0.3	1,964
Titan Fitness, LLC#	One stop	L + 7.00%	8.25%	09/2019	260	260	—	260
Titan Fitness, LLC	One stop	L + 7.00%	8.25%	09/2019	174	169	—	174
Titan Fitness, LLC	One stop	P + 5.75%	9.75%	09/2019	136	136	—	136
					27,547	27,340	4.3	27,149
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.#	One stop	L + 11.00%	10.25% cash/ 2.00% PIK	10/2017	196	196	—	177
Benetech, Inc.(4)	One stop	P + 9.75%	11.64% cash/ 2.00% PIK	10/2017	3	3	—	(2)
					199	199	—	175
Oil and Gas
Drilling Info, Inc.*	One stop	L + 6.25%	7.28%	06/2020	3,900	3,856	0.6	3,900
Drilling Info, Inc.*	One stop	L + 6.35%	7.38%	06/2020	949	935	0.2	949
					4,849	4,791	0.8	4,849
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	6.65%	11/2021	4,897	4,859	0.8	4,897
Georgica Pine Clothiers, LLC#	One stop	L + 5.50%	6.65%	11/2021	428	424	0.1	428
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	6.65%	11/2021	300	297	—	300
Georgica Pine Clothiers, LLC	One stop	P + 4.50%	8.50%	11/2021	28	27	—	28

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Personal and Non Durable Consumer Products (Mfg. Only) - (continued)
Massage Envy, LLC*	One stop	L + 6.75%	7.90%	09/2020	$3,168	$3,145	0.5%	$3,168
Massage Envy, LLC	One stop	L + 6.75%	7.79%	09/2020	100	99	—	100
Massage Envy, LLC	One stop	L + 6.75%	N/A(5)	09/2020	—	—	—	—
Orthotics Holdings, Inc.#	One stop	L + 5.00%	6.00%	02/2020	3,713	3,686	0.6	3,602
Orthotics Holdings, Inc.#(7)	One stop	L + 5.00%	6.00%	02/2020	609	604	0.1	590
Orthotics Holdings, Inc.(7)	One stop	L + 5.00%	N/A(5)	02/2020	—	—	—	—
Orthotics Holdings, Inc.(4)	One stop	L + 5.00%	N/A(5)	02/2020	—	(4)	—	—
Team Technologies Acquisition Company*	Senior loan	L + 5.00%	6.25%	12/2017	276	276	—	275
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	6.76%	12/2017	51	51	—	51
Team Technologies Acquisition Company	Senior loan	L + 5.00%	N/A(5)	12/2017	—	—	—	—
					13,570	13,464	2.1	13,439
Personal, Food and Miscellaneous Services
Clarkson Eyecare LLC#*	One stop	L + 6.25%	7.40%	04/2021	17,278	17,061	2.7	17,278
Clarkson Eyecare LLC	One stop	L + 6.25%	7.40%	04/2021	8,572	8,502	1.4	8,572
Clarkson Eyecare LLC#	One stop	L + 6.25%	7.40%	04/2021	2,971	2,947	0.5	2,971
Clarkson Eyecare LLC#	One stop	L + 6.25%	7.40%	04/2021	2,530	2,510	0.4	2,530
Clarkson Eyecare LLC#	One stop	L + 6.25%	7.40%	04/2021	666	666	0.1	666
Clarkson Eyecare LLC	One stop	L + 6.25%	7.34%	04/2021	720	663	0.1	720
Clarkson Eyecare LLC#	One stop	L + 6.25%	7.40%	04/2021	492	482	0.1	492
Clarkson Eyecare LLC	One stop	L + 6.25%	7.40%	04/2021	277	272	—	277
Community Veterinary Partners, LLC(4)	One stop	L + 5.50%	N/A(5)	10/2021	—	(1)	—	—
Ignite Restaurant Group, Inc (Joe's Crab Shack)*	One stop	L + 7.00%	8.06%	02/2019	1,036	1,036	0.1	777
PetVet Care Centers LLC#	Senior loan	L + 4.75%	5.90%	12/2020	2,406	2,385	0.4	2,406
PetVet Care Centers LLC*	Senior loan	L + 4.75%	5.90%	12/2020	1,809	1,781	0.3	1,809
PetVet Care Centers LLC*	Senior loan	L + 4.75%	5.90%	12/2020	1,571	1,558	0.3	1,571
PetVet Care Centers LLC	Senior loan	L + 4.75%	5.87%	12/2020	100	99	—	100
PetVet Care Centers LLC(4)	Senior loan	L + 4.75%	N/A(5)	12/2020	—	(4)	—	—
R.G. Barry Corporation#	Senior loan	L + 5.00%	6.00%	09/2019	1,359	1,359	0.2	1,346
Vetcor Professional Practices LLC#*	One stop	L + 6.00%	7.15%	04/2021	27,415	26,970	4.3	27,415
Vetcor Professional Practices LLC	One stop	L + 6.00%	7.15%	04/2021	2,372	2,332	0.4	2,372
Vetcor Professional Practices LLC#	One stop	L + 6.00%	7.15%	04/2021	631	626	0.1	631
Vetcor Professional Practices LLC*	One stop	L + 6.00%	7.15%	04/2021	626	615	0.1	626
Vetcor Professional Practices LLC	One stop	L + 6.00%	7.15%	04/2021	666	537	0.1	666
Vetcor Professional Practices LLC	One stop	L + 6.00%	7.15%	04/2021	491	480	0.1	491
Vetcor Professional Practices LLC	One stop	L + 6.00%	7.15%	04/2021	479	471	0.1	479
Vetcor Professional Practices LLC*	One stop	L + 6.00%	7.15%	04/2021	188	187	—	188
Vetcor Professional Practices LLC*	One stop	L + 6.00%	7.15%	04/2021	154	153	—	154
Vetcor Professional Practices LLC(4)	One stop	L + 6.00%	N/A(5)	04/2021	—	(4)	—	—
Veterinary Specialists of North America, LLC#*	One stop	L + 5.25%	6.28%	07/2021	3,871	3,828	0.6	3,823
Veterinary Specialists of North America, LLC#	One stop	L + 5.25%	6.28%	07/2021	33	33	—	33
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.25%	N/A(5)	07/2021	—	(2)	—	(2)
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.25%	N/A(5)	07/2021	—	(9)	—	(9)
Wetzel's Pretzels, LLC*	One stop	L + 6.75%	7.75%	09/2021	6,354	6,254	1.0	6,354
Wetzel's Pretzels, LLC(4)	One stop	L + 6.75%	N/A(5)	09/2021	—	(1)	—	—
					85,067	83,786	13.4	84,736
Printing and Publishing
Brandmuscle, Inc.#	Senior loan	L + 5.00%	6.15%	12/2021	540	536	0.1	545
Market Track, LLC#*	One stop	L + 7.00%	8.00%	10/2019	19,521	19,339	3.1	19,521

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Printing and Publishing - (continued)
Market Track, LLC#	One stop	L + 7.00%	8.15%	10/2019	$4,957	$4,942	0.8%	$4,957
Market Track, LLC#	One stop	L + 7.00%	8.15%	10/2019	4,059	4,003	0.6	4,059
Market Track, LLC#	One stop	L + 7.00%	8.15%	10/2019	2,251	2,226	0.4	2,251
Market Track, LLC	One stop	L + 7.00%	8.09%	10/2019	1,535	1,519	0.2	1,535
Market Track, LLC#	One stop	L + 7.00%	8.15%	10/2019	803	791	0.1	803
Market Track, LLC*	One stop	L + 7.00%	8.09%	10/2019	377	376	0.1	377
Market Track, LLC#	One stop	L + 7.00%	8.08%	10/2019	371	369	0.1	371
Market Track, LLC*	One stop	L + 7.00%	8.15%	10/2019	223	222	—	223
Marketo, Inc.	One stop	L + 9.50%	10.65%	08/2021	20,640	20,098	3.3	20,640
Marketo, Inc.(4)	One stop	L + 9.50%	N/A(5)	08/2021	—	(2)	—	—
					55,277	54,419	8.8	55,282
Retail Stores
Batteries Plus Holding Corporation#*	One stop	L + 6.75%	7.75%	07/2022	13,152	12,968	2.1	13,152
Batteries Plus Holding Corporation(4)	One stop	L + 6.75%	N/A(5)	07/2022	—	(2)	—	—
CVS Holdings I, LP#*	One stop	L + 6.25%	7.40%	08/2021	17,227	16,989	2.7	17,227
CVS Holdings I, LP#	One stop	L + 6.25%	7.40%	08/2021	249	245	—	249
CVS Holdings I, LP(4)	One stop	L + 6.25%	N/A(5)	08/2020	—	(3)	—	—
CVS Holdings I, LP(4)	One stop	L + 6.25%	N/A(5)	08/2021	—	(7)	—	—
Cycle Gear, Inc.*	One stop	L + 6.50%	7.50%	01/2020	7,610	7,536	1.2	7,610
Cycle Gear, Inc.	One stop	P + 5.25%	9.25%	01/2020	567	559	0.1	567
Cycle Gear, Inc.(4)	One stop	L + 6.50%	N/A(5)	01/2020	—	(8)	—	—
DTLR, Inc.#*	One stop	L + 6.50%	7.54%	10/2020	9,729	9,660	1.5	9,729
Elite Sportswear, L.P.#	Senior loan	L + 5.25%	6.40%	03/2020	3,109	3,082	0.5	3,116
Elite Sportswear, L.P.#	Senior loan	L + 5.00%	6.15%	03/2020	1,250	1,239	0.2	1,245
Elite Sportswear, L.P.#	Senior loan	L + 5.25%	6.40%	03/2020	643	638	0.1	645
Elite Sportswear, L.P.	Senior loan	P + 3.75%	7.75%	03/2020	205	202	—	204
Elite Sportswear, L.P.#	Senior loan	L + 5.25%	6.40%	03/2020	98	97	—	98
Express Oil Change, LLC	Senior loan	L + 5.00%	6.04%	12/2017	107	107	—	107
Express Oil Change, LLC	Senior loan	L + 5.00%	N/A(5)	04/2018	—	—	—	—
Feeders Supply Company, LLC#*	One stop	L + 5.75%	6.75%	04/2021	4,859	4,809	0.8	4,859
Feeders Supply Company, LLC	Subordinated debt	N/A	12.50% cash/ 7.00% PIK	04/2021	53	53	—	53
Feeders Supply Company, LLC	One stop	L + 5.75%	6.75%	04/2021	3	2	—	3
Marshall Retail Group, LLC, The#	One stop	L + 6.00%	7.00%	08/2020	3,182	3,182	0.5	3,118
Marshall Retail Group, LLC, The(4)	One stop	L + 6.00%	N/A(5)	08/2019	—	—	—	(11)
Mills Fleet Farm Group LLC#*	One stop	L + 5.50%	6.50%	02/2022	11,650	11,133	1.9	11,650
Pet Holdings ULC#(7)(8)	One stop	L + 5.50%	6.50%	07/2022	32,512	31,940	5.2	32,512
Pet Holdings ULC(7)(8)	One stop	P + 4.50%	8.50%	07/2022	64	61	—	64
Pet Holdings ULC(7)(8)	One stop	P + 4.50%	8.50%	07/2022	9	8	—	9
Sneaker Villa, Inc.#	One stop	L + 7.75%	8.75%	12/2020	172	171	—	172
					106,450	104,661	16.8	106,378
Telecommunications
NetMotion Wireless Holdings, Inc.*	One stop	L + 6.25%	7.40%	10/2021	7,315	7,216	1.2	7,315
NetMotion Wireless Holdings, Inc.(4)	One stop	L + 6.25%	N/A(5)	10/2021	—	(1)	—	—
Wilcon Operations LLC*	One stop	L + 6.00%	7.15%	10/2018	2,704	2,695	0.4	2,704
Wilcon Operations LLC*	One stop	L + 6.00%	7.15%	10/2018	1,103	1,103	0.2	1,103
Wilcon Operations LLC*	One stop	L + 6.00%	7.15%	10/2018	412	409	0.1	412
Wilcon Operations LLC	One stop	L + 6.00%	7.09%	10/2018	359	356	0.1	359
Wilcon Operations LLC	One stop	L + 6.00%	7.04%	10/2018	216	200	—	216
Wilcon Operations LLC	One stop	L + 6.00%	7.15%	10/2018	161	159	—	161
					12,270	12,137	2.0	12,270

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Textile and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	6.00%	10/2022	$1,927	$1,889	0.3%	$1,927
SHO Holding I Corporation(4)	Senior loan	L + 4.00%	N/A(5)	10/2021	—	(1)	—	(2)
					1,927	1,888	0.3	1,925
Utilities
Arcos, LLC*	One stop	L + 6.50%	7.75%	02/2021	3,703	3,674	0.6	3,703
Arcos, LLC	One stop	L + 6.50%	N/A(5)	02/2021	—	—	—	—
PowerPlan Holdings, Inc.*	Senior loan	L + 4.75%	5.75%	02/2022	847	833	0.1	847
					4,550	4,507	0.7	4,550
Total non-controlled/non-affiliate company debt investments					$1,103,361	$1,088,135	173.8%	$1,097,865

Equity investments (9)(10)
Automobile
Polk Acquisition Corp.	LP interest	N/A	N/A	N/A	4	$401	0.1%	$443

Beverage, Food and Tobacco
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	17	84	—	50
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	8	24	—	14
P&P Food Safety US Acquisition, Inc.	LLC interest	N/A	N/A	N/A	2	203	—	203
Purfoods, LLC	LLC interest	N/A	N/A	N/A	355	355	0.1	417
						666	0.1	684
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	40	—	46
Flexan, LLC	Common stock	N/A	N/A	N/A	—	—	—	7
						40	—	53
Diversified/Conglomerate Manufacturing
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	259	—	68
Inventus Power, Inc.	Common stock	N/A	N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	242	0.1	298
						501	0.1	366
Diversified/Conglomerate Service
Actiance, Inc.	Warrant	N/A	N/A	N/A	248	59	—	64
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	30	152	—	217
Bomgar Corporation	Common stock	N/A	N/A	N/A	1	620	0.1	569
Bomgar Corporation	Common stock	N/A	N/A	N/A	415	6	—	—
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	165	—	170
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	154	58	—	122
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	399	0.1	421
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	99	4	—	109
Quickbase, Inc.	Common stock	N/A	N/A	N/A	615	615	0.1	770
TA MHI Buyer, Inc.	Preferred stock	N/A	N/A	N/A	—	81	0.1	328
Verisys Corporation	LLC interest	N/A	N/A	N/A	318	318	0.1	318
Workforce Software, LLC	LLC units	N/A	N/A	N/A	1,309	1,309	0.2	1,384
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	41	33	—	30
						3,819	0.7	4,502
Ecological
Pace Analytical Services, LLC	Common stock	N/A	N/A	N/A	3	274	0.1	298

Electronics
Diligent Corporation	Preferred stock	N/A	N/A	N/A	535	535	0.2	978
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	82	—	204

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Electronics - (continued)
SEI, Inc.	LLC units	N/A	N/A	N/A	207	$161	—%	$176
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	59	—	4
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	7	—	—
Syncsort Incorporated	Preferred stock	N/A	N/A	N/A	78	194	0.1	282
						1,038	0.3	1,644
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	529	0.1	637
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	419	419	0.1	419
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	596	0.1	638
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	43
BIORECLAMATIONIVT, LLC	LLC units	N/A	N/A	N/A	—	323	0.1	445
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	5,253	525	0.1	595
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	53	5	—	73
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	651	651	0.1	763
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	359	359	0.1	361
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	81	—	68
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	—	—	—
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	205	—	205
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	—	123	—	172
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	218	218	—	277
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	216	—	211
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	—
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	4	443	—	135
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	281	0.1	281
						4,982	0.8	5,323
Insurance
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	207	0.1	261
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	90	2	—	167
						209	0.1	428
Leisure, Amusement, Motion Pictures, Entertainment
Competitor Group, Inc.#	Preferred stock	N/A	N/A	N/A	—	184	—	—
Competitor Group, Inc.#	Common stock	N/A	N/A	N/A	—	—	—	—
						184	—	—
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.#	LLC interest	N/A	N/A	N/A	—	—	—	—
Benetech, Inc.#	LLC interest	N/A	N/A	N/A	—	—	—	—
						—	—	—

Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	LLC units	N/A	N/A	N/A	9	91	—	105

Personal, Food and Miscellaneous Services
Clarkson Eyecare LLC	LLC units	N/A	N/A	N/A	—	63	—	136
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	1	98	—	125
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	498	298	0.1	318
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	55	55	0.1	565
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	56	—	76
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	149	—	161
						719	0.2	1,381

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	$207	—%	$225

Retail Stores
Batteries Plus Holding Corporation	LP interest	N/A	N/A	N/A	5	505	0.1	618
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	8	111	—	172
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	71	—	93
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	2	179	0.1	194
Feeders Supply Company, LLC	Common stock	N/A	N/A	N/A	—	—	—	51
Pet Holdings ULC(7)(8)	LP interest	N/A	N/A	N/A	222	188	—	158
						1,054	0.2	1,286
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	—	135	—	162
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	68	1	—	137
						136	—	299

Total non-controlled/non-affiliate company equity investments						$14,321	2.7%	$17,037

Total non-controlled/non-affiliate company investments					$1,103,361	$1,102,456	176.5%	$1,114,902

Controlled affiliate company investments(11)
Equity investments
Investment Funds and Vehicles
GCIC Senior Loan Fund LLC(7)	LLC interest	N/A	N/A	N/A		$51,340	8.3%	$52,423

Total controlled affiliate company equity investments						$51,340	8.3%	$52,423

Total investments					$1,103,361	$1,153,796	184.8%	$1,167,325

Cash and cash equivalents and restricted cash and cash equivalents
Cash and restricted cash						$46,058	7.3%	$46,058
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.37% (12)			6,748	1.1	6,748
Total cash and cash equivalents and restricted cash and cash equivalents						$52,806	8.4%	$52,806

Total investments and cash and cash equivalents and restricted cash and cash equivalents						$1,206,602	193.2%	$1,220,131

#	Denotes that all or a portion of the investment collateralized the Credit Facility (as defined in Note 8).
*	Denotes that all or a portion of the investment secures the notes offered in the GCIC 2016 Debt Securitization (as defined in Note 8).
(1)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) or Prime (‘‘P’’) and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at March 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at March 31, 2017.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(5)The entire commitment was unfunded at March 31, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(6)Loan was on non-accrual status as of March 31, 2017, meaning that the Company has ceased recognizing interest income on the loan.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2017, total non-qualifying assets at fair value represented 7.2% of the Company’s assets calculated in accordance with the 1940 Act.
(8)The headquarters of this portfolio company is located in Canada.
(9)Non-income producing securities.
(10) Ownership of certain equity investments may occur through a holding company or partnership.
(11) As defined in the 1940 Act, the Company is deemed to be both an ‘‘Affiliated Person’’ of and ‘‘Control’’ this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 6 in the accompanying notes to the consolidated financial statements for transactions during the three months ended March 31, 2017 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(12)The rate shown is the annualized seven-day yield as of March 31, 2017.

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

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GCIC Holdings LLC (“GCIC Holdings”), GCIC Funding LLC (“GCIC Funding”), GCIC Equity LLC (“GCIC Equity”) and Golub Capital Investment Corporation CLO 2016(M) LLC (“GCIC 2016 Issuer”), in its consolidated financial statements. Effective May 2, 2016, GCIC Equity merged with GCIC Holdings, with GCIC Holdings remaining as the surviving limited liability company (“LLC”). The Company does not consolidate its non-controlling interest in GCIC Senior Loan Fund, LLC (“GCIC SLF”). See further description of the Company’s investment in GCIC SLF in Note 5.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2017, interest income included $989 and $2,379, respectively, of accretion of discounts. For the three and six months ended March 31, 2016, interest income included $887 and $1,403, respectively, of accretion of discounts. For the three and six months ended March 31, 2017, the Company received loan origination fees of $1,256 and $2,920, respectively. For the three and six months ended March 31, 2016, the Company received loan origination fees of $3,644 and $5,048, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2017, the Company recorded PIK income of $463 and $908, respectively, and received PIK payments in cash of $65 and $65, respectively. For the three and six months ended March 31, 2016, the Company recorded PIK income of $44 and $21, respectively, and received PIK payments in cash of $0 and $0, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three and six months ended March 31, 2017, fee income included $62 and $205, respectively, of prepayment premiums. For the three and six months ended March 31, 2016, fee income included $361 and $366, respectively, of prepayment premiums.

For the three and six months ended March 31, 2017, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, of $19,063 and $38,681, respectively. For the three and six months ended March 31, 2016, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, of $10,932 and $20,968, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from LLC and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and six months ended March 31, 2017, the Company recorded dividend income of $1,242 and $1,664, respectively, and return of capital distributions of $4,763 and $4,809, respectively. For the three and six months ended March 31, 2016, the Company recorded dividend income of $17 and return of capital distributions of $39.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $16 and $16 as of March 31, 2017 and September 30, 2016, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three and six months ended March 31, 2017 and 2016, no amount was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through March 31, 2017. The 2014 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then stockholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. Shares issued under the DRIP will be issued at a price per share equal to the most recent net asset value (“NAV”) per share as determined by the Board.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2017 and September 30, 2016, the Company had deferred debt issuance costs of $3,330 and $5,073, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three and six months ended March 31, 2017 was $882 and $1,781, respectively. Amortization expense for the three and six months ended March 31, 2016 was $486 and $964, respectively.

Recent accounting pronouncements:  In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a consensus of FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

As of March 31, 2017 and September 30, 2016, GCIC had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2017		As of September 30, 2016
	Subscriptions	Contributions	Subscriptions	Contributions
GCIC Stockholders	$1,301,643	$594,263	$942,904	$594,263
Total	$1,301,643	$594,263	$942,904	$594,263

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of March 31, 2017 and September 30, 2016, the ratio of total contributed capital to total capital subscriptions was 45.7% and 63.0%, respectively, and GCIC had uncalled capital commitments of $707,380 and $348,641, respectively.

The following table summarizes the shares of GCIC common stock issued and outstanding for the six months ended March 31, 2017 and 2016:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares outstanding, September 30, 2015		20,843,155.219	$15.00	$312,647

Issuance of shares	11/06/2015	1,329,458.533	15.00	19,942
Issuance of shares	12/14/2015	2,078,187.800	15.00	31,173
Issuance of shares	02/23/2016	2,488,930.923	15.00	37,334
Shares issued for capital drawdowns		5,896,577.256	$15.00	$88,449

Issuance of shares (1)	11/20/2015	182,861.440	15.00	2,743
Issuance of shares (1)	12/30/2015	168,295.009	15.00	2,524
Issuance of shares (1)	02/26/2016	170,848.215	15.00	2,563
Shares issued through DRIP		522,004.664	$15.00	$7,830

Shares outstanding, March 31, 2016		27,261,737.139	$15.00	$408,926

Shares outstanding, September 30, 2016		41,087,178.250	$15.00	$616,307

Issuance of shares (1)	11/21/2016	355,195.794	15.00	5,329
Issuance of shares (1)	12/30/2016	327,120.972	15.00	4,907
Issuance of shares (1)	02/27/2017	335,502.470	15.00	5,032
Shares issued through DRIP		1,017,819.236	$15.00	$15,268

Shares outstanding, March 31, 2017		42,104,997.486	$15.00	$631,575

(1)	Shares issued through the DRIP.

Note 4.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GCIC. The Board most recently reapproved the Investment Advisory Agreement in May 2017. The Investment Adviser is a registered investment adviser with the Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The base management fee is calculated at an annual rate equal to the lesser of (a) 1.50% or (b) the base management fee of Golub Capital BDC, Inc. (currently 1.375%) in either case on the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents and restricted cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. Base management fees for any partial quarter are appropriately pro-rated. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GCIC, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. For periods prior to the earlier of (1) the date of the pricing of an initial public offering or listing on a national securities exchange of the securities of GCIC or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement and as described above. For the three and six months ended March 31, 2017, the base management fee irrevocably waived by the Investment Adviser was $1,059 and $2,094, respectively. For the three and six months ended March 31, 2016, the base management fee irrevocably waived by the Investment Adviser was $584 and $1,127, respectively.

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

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For the three and six months ended March 31, 2017, the Income Incentive Fee incurred was $1,830 and $3,876, respectively. For the three and six months ended March 31, 2016, the Income Incentive Fee incurred was $1,042 and $1,705, respectively.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2017, the Income Incentive Fee irrevocably waived by the Investment Adviser was $0 and $16, respectively. For the three and six months ended March 31, 2016, the Income Incentive Fee irrevocably waived by the Investment Adviser was $0 and $0, respectively.

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

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable for the three and six months ended March 31, 2017 and 2016. However, in accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15.0% prior to a Liquidity Event (20.0% following a Liquidity Event) of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

31, 2017, the Company accrued a capital gain incentive fee under GAAP of $392 and $1,090, respectively, which are included in incentive fee in the consolidated statements of operations. For the three and six months ended March 31, 2016, the Company accrued a capital gain incentive fee under GAAP of $135 and $274, respectively, which are included in incentive fee in the consolidated statements of operations. As of March 31, 2017 and September 30, 2016, included in management and incentive fees payable on the consolidated statements of financial condition were $1,714 and $624, respectively, for accruals for capital gain incentive fees under GAAP.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. The Company will deposit one-third of each Incentive Fee payment into an escrow account (the “Escrow Account”) administered by The Bank of New York Mellon (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to December 31, 2020, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of its stockholders. For the three and six months ended March 31, 2017, the Company deposited $676 and $1,300, respectively, into the Escrow Account. For the three and six months ended March 31, 2016, the Company deposited $221 and $430, respectively, into the Escrow Account. As of March 31, 2017, the Company has made deposits totaling $2,726 into the Escrow Account.

Administration Agreement: Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides the Company with clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company’s day-

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

to-day operations. GCIC reimburses the Administrator the allocable portion (subject to the review and approval of the Board) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and GCIC’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

Included in accounts payable and accrued expenses is $343 and $280 as of March 31, 2017 and September 30, 2016, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Company has agreed to reimburse the Investment Adviser for the organization and offering costs incurred on its behalf up to an aggregate amount of $700. Organization and offering costs include, among other things, the cost of incorporating the Company, including legal, accounting, regulatory filing and other fees pertaining to the Company’s organization, as well as expenses for the registration and offering of shares of GCIC common stock that were paid by the Investment Adviser on behalf of the Company. As of March 31, 2017 and September 30, 2016, the organization and offering costs incurred by the Company totaled $700 and $534, respectively.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2017 were $520 and $782, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2016 were $423 and $476, respectively.

As of March 31, 2017 and September 30, 2016, included in accounts payable and accrued expenses were $194 and $262, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

During the three and six months ended March 31, 2017, the Company sold $13,140 and $36,873, respectively, of investments and unfunded commitments to GCIC SLF at fair value and recognized $134 and $331, respectively, of net realized gains. During the three and six months ended March 31, 2016, the Company sold $49,480 and $140,122, respectively, of investments and unfunded commitments to GCIC SLF at fair value and recognized $54 and $739, respectively, of net realized gains.

On December 30, 2014, the Investment Adviser transferred 666.670 shares of the Company’s common stock acquired in connection with the Company’s formation to GCOP LLC, an affiliate of the Investment Adviser, for $10. In addition, on December 31, 2014, GCOP LLC entered into a $15,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. As of March 31, 2017, the Company has issued 1,004,905.973, shares of its common stock, including through the DRIP, to GCOP LLC in exchange for aggregate capital contributions totaling $15,074.

On December 31, 2014, GEMS Fund, L.P. ("GEMS") entered into a $40,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. In connection with the

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Company’s acquisition of GCIC Holdings and GCIC Funding from GEMS on December 31, 2014, the Company issued 2,666,666.667 shares of its common stock and entered into an $11,820 short-term unsecured promissory note with GEMS (“GEMS Note”) that matured and was paid-off on March 2, 2015. As of March 31, 2017, the Company has issued 3,162,457.973 shares of its common stock, including through the DRIP, to GEMS in exchange for aggregate capital contributions totaling $47,437.

On February 3, 2015, the Company entered into an unsecured revolving credit facility with the Investment Adviser (the “Revolver”), with a maximum credit limit of $40,000 and expiration date of February 3, 2018. Refer to Note 8 for discussion of the Revolver.

On June 1, 2015, GEMS Fund 4, L.P, a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a subscription agreement, which was subsequently increased to $33,677, to purchase shares of the Company’s common stock in a private placement. As of March 31, 2017, the Company has issued 1,080,638.533 shares of its common stock to GEMS Fund 4, L.P in exchange for aggregate capital contributions totaling $16,210.

During the three and six months ended March 31, 2017, GCIC SLF incurred an administrative service fee of $51 and $106, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between GCIC SLF and the Administrator. During the three and six months ended March 31, 2016, GCIC SLF incurred an administrative service fee of $57 and $74, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between GCIC SLF and the Administrator.

Note 5.    Investments

Investments as of March 31, 2017 and September 30, 2016 consisted of the following:

	As of March 31, 2017			As of September 30, 2016
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$148,619	$146,676	$147,329	$113,576	$112,122	$112,994
One stop	954,689	941,406	950,483	902,078	888,892	894,649
Subordinated debt	53	53	53	40	40	40
Subordinated notes in GCIC SLF(1)(2)	—	—	—	34,917	34,917	34,917
LLC equity interests in GCIC SLF(2)	N/A	51,340	52,423	N/A	12,258	13,039
Equity	N/A	14,321	17,037	N/A	13,147	14,071
Total	$1,103,361	$1,153,796	$1,167,325	$1,050,611	$1,061,376	$1,069,710

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

	As of March 31, 2017		As of September 30, 2016
Amortized Cost:
United States
Mid-Atlantic	$277,442	24.1%	$248,384	23.4%
Midwest	284,344	24.6	275,157	25.9
West	105,656	9.2	104,238	9.8
Southeast	256,370	22.2	234,214	22.1
Southwest	97,298	8.4	73,563	6.9
Northeast	100,489	8.7	93,550	8.8
Canada	32,197	2.8	32,270	3.1
Total	$1,153,796	100.0%	$1,061,376	100.0%

Fair Value:
United States
Mid-Atlantic	$281,544	24.1%	$250,798	23.4%
Midwest	286,198	24.5	276,075	25.8
West	106,687	9.2	104,527	9.8
Southeast	259,522	22.2	237,168	22.2
Southwest	97,816	8.4	73,691	6.9
Northeast	102,815	8.8	94,897	8.9
Canada	32,743	2.8	32,554	3.0
Total	$1,167,325	100.0%	$1,069,710	100.0%

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2017 and September 30, 2016 were as follows:

	As of March 31, 2017			As of September 30, 2016
Amortized Cost:
Aerospace and Defense	$13,054	1.1%		$12,966	1.2%
Automobile	48,082	4.2		51,568	4.9
Beverage, Food and Tobacco	53,162	4.7		36,875	3.5
Broadcasting and Entertainment	1,578	0.1		1,602	0.2
Buildings and Real Estate	10,036	0.9		8,452	0.8
Cargo Transport	—	—		1,752	0.2
Chemicals, Plastics and Rubber	1,077	0.1		33	0.0	*
Containers, Packaging and Glass	—	—		1,123	0.1
Diversified/Conglomerate Manufacturing	31,831	2.8		33,648	3.2
Diversified/Conglomerate Service	234,775	20.3		211,560	19.9
Ecological	15,329	1.3		15,371	1.4
Electronics	118,711	10.3		121,754	11.5
Grocery	294	0.0	*	302	0.0	*
Healthcare, Education and Childcare	233,349	20.2		195,880	18.5
Home and Office Furnishings, Housewares, and Durable Consumer	10,819	0.9		8,589	0.8
Hotels, Motels, Inns, and Gaming	385	0.0	*	388	0.0	*
Insurance	20,391	1.8		20,203	1.9
Investment Funds and Vehicles	51,340	4.4		47,175	4.4
Leisure, Amusement, Motion Pictures, Entertainment	27,524	2.4		17,344	1.6
Mining, Steel, Iron and Non-Precious Metals	199	0.0	*	199	0.0	*
Oil and Gas	4,791	0.4		4,855	0.5
Personal and Non Durable Consumer Products (Mfg. Only)	13,555	1.2		11,076	1.0
Personal, Food and Miscellaneous Services	84,505	7.3		77,862	7.3
Printing and Publishing	54,626	4.7		49,512	4.7
Retail Stores	105,715	9.2		119,983	11.3
Telecommunications	12,137	1.1		4,915	0.5
Textiles and Leather	1,888	0.2		1,729	0.2
Utilities	4,643	0.4		4,660	0.4
Total	$1,153,796	100.0%		$1,061,376	100.0%

* Represents an amount less than 0.1%

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of March 31, 2017			As of September 30, 2016
Fair Value:
Aerospace and Defense	$12,980	1.1%		$12,668	1.2%
Automobile	48,609	4.2		52,255	4.9
Beverage, Food and Tobacco	52,996	4.5		36,554	3.4
Broadcasting and Entertainment	1,617	0.1		1,643	0.2
Buildings and Real Estate	10,014	0.9		8,430	0.8
Cargo Transport	—	—		1,767	0.2
Chemicals, Plastics and Rubber	1,099	0.1		34	0.0	*
Containers, Packaging and Glass	—	—		1,124	0.1
Diversified/Conglomerate Manufacturing	31,576	2.7		32,805	3.1
Diversified/Conglomerate Service	238,429	20.4		213,978	20.0
Ecological	15,607	1.3		15,490	1.4
Electronics	120,978	10.4		122,838	11.5
Grocery	302	0.0	*	310	0.0	*
Healthcare, Education and Childcare	235,076	20.1		197,506	18.5
Home and Office Furnishings, Housewares, and Durable Consumer	10,339	0.9		7,963	0.7
Hotels, Motels, Inns, and Gaming	390	0.0	*	394	0.0	*
Insurance	20,841	1.8		20,564	1.9
Investment Funds and Vehicles	52,423	4.5		47,956	4.5
Leisure, Amusement, Motion Pictures and Entertainment	27,149	2.3		17,279	1.6
Mining, Steel, Iron and Non-Precious Metals	175	0.0	*	170	0.0	*
Oil and Gas	4,849	0.4		4,873	0.5
Personal and Non-Durable Consumer Products (Mfg. Only)	13,544	1.2		10,896	1.0
Personal, Food and Miscellaneous Services	86,117	7.4		79,117	7.4
Printing and Publishing	55,507	4.8		50,133	4.7
Retail Stores	107,664	9.2		121,386	11.3
Telecommunications	12,270	1.1		4,959	0.5
Textiles and Leather	1,925	0.2		1,768	0.2
Utilities	4,849	0.4		4,850	0.4
Total	$1,167,325	100.0%	%	$1,069,710	100.0%
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

As of March 31, 2017, GCIC SLF is capitalized from LLC equity interest subscriptions from its members. On December 14, 2016, the GCIC SLF investment committee approved the recapitalization of the commitments of GCIC SLF's members. On December 30, 2016, GCIC SLF’s members entered into additional LLC equity interest subscriptions totaling $100,000, GCIC SLF issued capital calls to the Company and Aurora totaling $39,905 and the subordinated notes previously issued by GCIC SLF were redeemed and terminated. As of March 31, 2017 and September 30, 2016, the Company and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests of GCIC SLF. GCIC SLF’s profits and losses are allocated to the Company and Aurora in accordance with their respective ownership interests. As of September 30, 2016, the Company and Aurora owned 87.5% and 12.5%, respectively, of the outstanding subordinated notes issued by GCIC SLF.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Additionally, GCIC SLF has entered into a senior secured revolving credit facility (as amended, the “GCIC SLF Credit Facility”) with Wells Fargo Bank, N.A. through its wholly-owned subsidiary GCIC Senior Loan Fund II LLC (“GCIC SLF II”), which as of March 31, 2017 allowed GCIC SLF II to borrow up to $150,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

As of March 31, 2017 and September 30, 2016, GCIC SLF had the following commitments from its members:

	As of March 31, 2017		As of September 30, 2016
	Committed	Funded(1)	Committed	Funded
Subordinated note commitments (2)(3)	$—	$—	$100,000	$39,905
LLC equity commitments (3)	125,000	58,674	25,000	14,009
Total	$125,000	$58,674	$125,000	$53,914

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

(2)	The subordinated note commitments were terminated as of December 30, 2016.

(3)	Commitments presented are combined for the Company and Aurora.
As of March 31, 2017 and September 30, 2016, GCIC SLF had total assets at fair value of $161,240 and $149,467, respectively. As of March 31, 2017 and September 30, 2016, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries similar to those in which the Company may invest directly. Additionally, as of March 31, 2017 and September 30, 2016, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $7,208 and $10,725, respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of March 31, 2017 and September 30, 2016:

	As of	As of
	March 31, 2017	September 30, 2016
Senior secured loans (1)	$158,273	$146,481
Weighted average current interest rate on senior secured loans (2)	6.2%	6.0%
Number of borrowers in GCIC SLF	43	41
Largest portfolio company investments (1)	$8,973	$8,346
Total of five largest portfolio company investments (1)	$40,543	$39,053

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of March 31, 2017
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.9%	$1,358	$1,357
Accellos, Inc. (3)	Diversified/Conglomerate Service	Senior loan	07/2020	6.9	6,252	6,252
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8	2,406	2,406
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0	2,971	2,971
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.9	3,133	3,133
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.6	5,568	5,568
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.9	4,233	4,227
Certara L.P. (3)	Healthcare, Education and Childcare	Senior loan	12/2018	6.6	3,698	3,671
Certara L.P. (4)	Healthcare, Education and Childcare	Senior loan	12/2018	N/A (5)	—	(2)
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.6	3,725	3,697
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.1	2,060	2,060
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.1	1,038	1,038
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5	2,106	2,106
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5	1,059	1,059
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5	59	59
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	5.8	4,900	4,939
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.6	2,119	2,119
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	8.3	92	92
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	6.1	331	331
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	7.8	16	16
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.9	2,704	2,704
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.9	753	753
Gamma Technologies, LLC (3)	Electronics	Senior loan	06/2021	6.0	4,434	4,434
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	1,995	1,995
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.2	5,166	5,166
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	2,009	2,009
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.0	89	89
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.0	56	56
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8	1,990	1,990
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.0	3,807	3,807
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.9	2,896	2,896
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.9	602	602
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2019	7.4	91	91
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	6.0	8,570	8,570
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.0	54	54
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.6	35	35
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	5.8	7,494	7,494
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.6	5,955	5,955
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.5	2,358	2,358
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.5	79	79
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.9	7,131	7,131
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.9	545	545
Radiology Partners, Inc.	Healthcare, Education and Childcare	Senior loan	09/2020	6.9	462	462
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.4	3,340	3,340
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	5.8	15	15

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of March 31, 2017 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal ($)	Fair Value(2)
Rubio's Restaurants, Inc	Beverage, Food and Tobacco	Senior loan	11/2018	5.9%		$1,685	$1,685
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.3		1,698	1,698
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.5		2,103	2,103
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8		3,317	3,317
SEI, Inc. (3)	Electronics	Senior loan	07/2021	5.8		5,244	5,243
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.8		6,729	6,662
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	N/A	(5)	—	(8)
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	6.0		7,888	7,809
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.1		1,085	1,078
Severin Acquisition, LLC (3)(4)	Diversified/Conglomerate Service	Senior loan	07/2021	N/A	(5)	—	(1)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		5,537	5,426
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		437	429
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		436	427
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.6		435	426
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		434	425
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A	(5)	—	(14)
Southern Anesthesia and Surgical	Healthcare, Education and Childcare	Senior loan	11/2017	6.6		187	187
Southern Anesthesia and Surgical	Healthcare, Education and Childcare	Senior loan	11/2017	6.6		117	117
Tate's Bake Shop, Inc.	Beverage, Food and Tobacco	Senior loan	08/2019	6.1		708	708
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.4		1,104	1,100
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.4		3,912	3,912
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2019	6.1		755	755
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.9		4,708	4,708
						$158,273	$157,921

(1)	Represents the weighted average annual current interest rate as of March 31, 2017. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at March 31, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of September 30, 2016
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal ($)	Fair Value(2)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8%		$1,365	$1,361
Aimbridge Hospitality, LLC	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		2,431	2,431
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0		3,108	3,100
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8		3,444	3,444
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5		5,596	5,596
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8		4,255	4,246
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	12/2021	5.8		8,346	8,346
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5		3,945	3,915
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		1,043	1,043
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		2,070	2,070
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		1,064	1,059
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		2,117	2,106
Curo Health Services LLC	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		4,925	4,940
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.8		73	73
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.3		2,130	2,130
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	6.0		340	340
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.3		2,718	2,718
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.0		2,005	2,005
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.2		56	56
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.0		89	89
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.3		2,014	2,014
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8		2,000	2,000
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2022	5.8		2,025	2,025
Pasternack Enterprises, Inc. and Fairview Microwave, Inc (3)	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.0		1,530	1,515
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		438	438
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		605	605
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		2,911	2,911
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	5.8		7,521	7,521
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		10	10
PPT Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		6,293	6,293
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		5,985	5,985
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.8		90	90
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	6.8		2,012	2,012
Radiology Partners, Inc.	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		465	460
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		728	722
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		6,438	6,373
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(5)
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(3)
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.8		33	33
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.3		148	148
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.3		3,209	3,209
Rubio's Restaurants, Inc	Beverage, Food and Tobacco	Senior loan	11/2018	6.0		1,693	1,693
Rug Doctor LLC	Personal and Non Durable Consumer Products	Senior loan	06/2018	6.3		2,016	2,016
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.5		2,186	2,186
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8		3,334	3,334
SEI, Inc.	Electronics	Senior loan	07/2021	5.8		5,270	5,270

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
Self Esteem Brands, LLC	Leisure, Amusement, Motion Pictures and Entertainment	Senior loan	02/2020	5.0%	$5,106	$5,106
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	5.9	7,928	7,890
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	455	445
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	456	447
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	457	448
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	458	449
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	5,800	5,685
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (5)	—	(14)
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0	712	712
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	1,104	1,100
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.5	9	8
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.3	2,763	2,763
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0	100	100
Worldwide Express Operations, LLC (3)	Cargo Transport	Senior loan	07/2019	6.0	5,963	5,963
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2018	6.8	10	10
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	354	356
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8	4,732	4,732
					$146,481	$146,123

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at September 30, 2016. As such, no interest is being earned on this investment.
As of March 31, 2017, the Company has committed to fund $109,375 of LLC equity interest subscriptions to GCIC SLF. As of March 31, 2017 and September 30, 2016, $51,340 and $12,258, respectively, of the Company's LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and six months ended March 31, 2017, the Company received $1,242 and $1,663, respectively, in dividend income from the GCIC SLF LLC equity interests. For each of the three and six months ended March 31, 2016, the Company received $0 in dividend income from the GCIC SLF LLC equity interests.

As of September 30, 2016, the amortized cost and fair value of the GCIC SLF subordinated notes held by the Company was $34,917 and $34,917, respectively. As of September 30, 2016, the subordinated notes paid a weighted average interest rate of three-month LIBOR plus 8.0%. For the three and six months ended March 31, 2017, the Company earned interest income on the subordinated notes of $0 and $732, respectively. For the three and six months ended March 31, 2016, the Company earned interest income on the subordinated notes of $730 and $1,215, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

See below for certain summarized financial information for GCIC SLF as of March 31, 2017 and September 30, 2016 and for the three and six months ended March 31, 2017 and 2016:

	As of	As of
	March 31, 2017	September 30, 2016
Selected Balance Sheet Information:
Investments, at fair value	$157,921	$146,123
Cash and other assets	3,319	3,344
Total assets	$161,240	$149,467
Senior credit facility	$102,000	$95,500
Unamortized debt issuance costs	(984)	(1,122)
Other liabilities	312	282
Total liabilities	101,328	94,660
Subordinated notes and members’ equity	59,912	54,807
Total liabilities and members' equity	$161,240	$149,467

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Selected Statement of Operations Information:
Interest income	$2,612	$1,642	$5,053	$2,353
Total investment income	2,612	1,642	5,053	2,353
Interest expense	903	1,415	2,616	2,249
Administrative service fee	51	57	106	74
Other expenses	24	20	48	39
Total expenses	978	1,492	2,770	2,362
Net investment income (loss)	1,634	150	2,283	(9)
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	(99)	558	(37)	669
Net increase (decrease) in net assets	$1,535	$708	$2,246	$660

Note 6.    Transactions with Affiliated Companies

An affiliated company is generally a portfolio company in which the Company owns 5% or more of the portfolio company’s voting securities. A controlled affiliate is generally a portfolio company in which the Company owns more than 25% of the portfolio company’s outstanding voting securities. Transactions related to investments with controlled affiliates for the six months ended March 31, 2017 and 2016 were as follows:

For the six months ended March 31, 2017
Portfolio Company	Fair value at September 30, 2016	Purchases (cost)	Redemptions (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value at March 31, 2017	Net realized gain/(loss)	Interest and fee income	Dividend income
Controlled Affiliates
GCIC Senior Loan Fund LLC*	$47,956	$43,720	$(39,555)	$—	$302	$52,423	$—	$732	$1,663
Total Controlled Affiliates	$47,956	$43,720	$(39,555)	$—	$302	$52,423	$—	$732	$1,663

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

For the six months ended March 31, 2016
Portfolio Company	Fair value at September 30, 2015	Purchases (cost)	Redemptions (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value at March 31, 2016	Net realized gain/(loss)	Interest and fee income	Dividend income
Controlled Affiliates
GCIC Senior Loan Fund LLC*	$—	$44,261	$—	$—	$229	$44,490	$—	$1,215	$—
Total Controlled Affiliates	$—	$44,261	$—	$—	$229	$44,490	$—	$1,215	$—

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2017 and 2016. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2017 and September 30, 2016, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs of the fair value hierarchy.

When determining fair value of Level 3 debt and equity investments, the Company may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA may include pro-forma adjustments for items such as acquisitions, divestures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2017 and September 30, 2016:

As of March 31, 2017	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$1,097,865	$1,097,865
Equity investments(1)	—	—	17,037	17,037
Money market funds(1)(2)	6,748	—	—	6,748
Investment measured at NAV(3)(4)	—	—	—	52,423
Total assets:	$6,748	$—	$1,114,902	$1,174,073

As of September 30, 2016	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$1,042,600	$1,042,600
Equity investments(1)	—	—	14,071	14,071
Investment measured at NAV(3)(4)	—	—	—	13,039
Total assets:	$—	$—	$1,056,671	$1,069,710

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

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
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2017 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held as of March 31, 2017 was $1,806 and $5,637, respectively.The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2016 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held as of March 31, 2016 was $31 and $1,339, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2017 and 2016:

	For the six months ended March 31, 2017
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,042,600	$14,071	$1,056,671
Net change in unrealized appreciation (depreciation) on investments	3,101	1,792	4,893
Realized gain (loss) on investments	331	—	331
Proceeds from (funding of) revolving loans, net	829	—	829
Fundings of investments	174,921	1,406	176,327
PIK interest	565	—	565
Proceeds from principal payments and sales of portfolio investments	(91,944)	(232)	(92,176)
Noncash proceeds from subordinated notes in GCIC SLF principal payments	(34,917)	—	(34,917)
Accretion of discounts and amortization of premiums	2,379	—	2,379
Fair value, end of period	$1,097,865	$17,037	$1,114,902

	For the six months ended March 31, 2016
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$546,757	$5,121	$551,878
Net change in unrealized appreciation (depreciation) on investments	478	(23)	455
Realized gain (loss) on investments	733	—	733
Proceeds from (funding of) revolving loans, net	2,165	—	2,165
Fundings of investments	322,969	1,868	324,837
PIK interest	48	—	48
Proceeds from principal payments and sales of portfolio investments	(189,036)	(40)	(189,076)
Accretion of discounts and amortization of premiums	1,403	—	1,403
Fair value, end of period	$685,517	$6,926	$692,443

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2017 and September 30, 2016:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)	$139,632	Market rate approach	Market interest rate	4.2% - 11.0% (6.8%)
		Market comparable companies	EBITDA multiples	6.0x - 17.5x (11.7x)
	7,697	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(2)	$950,467	Market rate approach	Market interest rate	5.5% - 33.3% (7.9%)
		Market comparable companies	EBITDA multiples (3)	2.6x - 35.4x (12.9x)
			Revenue multiples (3)	2.0x - 7.5x (5.1x)
Subordinated debt(1)	$53	Market rate approach	Market interest rate	19.5%
		Market comparable companies	EBITDA multiples	9.5x
Equity (4)	$17,037	Market comparable companies	EBITDA multiples(5)	4.0x - 21.5x (13.3x)
			Revenue multiples(5)	3.0x - 5.0x (4.0x)

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of March 31, 2017 was determined using the market rate approach.

(2)	Excludes $16 of non-accrual loans at fair value, which the Company valued on a liquidation basis.

(3)	The Company valued $892,839 and $57,628 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(4)	Excludes $52,423 of LLC equity interests in GCIC SLF at fair value, which the Company valued using the NAV.

(5)	The Company valued $15,437 and $1,600 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans (1)	$105,395	Market rate approach	Market interest rate	4.5% - 9.3% (6.4%)
		Market comparable companies	EBITDA multiples	6.0x - 17.5x (11.8x)
	7,599	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated Notes of GCIC SLF	$34,917	Discounted cash flow analysis	Discount rate	8.2%
One stop loans (1)(2)	$894,633	Market rate approach	Market interest rate	5.5% - 23.5% (7.8%)
		Market comparable companies	EBITDA multiples (3)	4.0x - 35.4x (12.8x)
			Revenue multiples (3)	2.0x - 7.5x (5.0x)
Subordinated debt (1)	$40	Market rate approach	Market interest rate	19.5%
		Market comparable companies	EBITDA multiples	9.3x
Equity (4)	$14,071	Market comparable companies	EBITDA multiples (5)	7.5x - 19.4x (12.9x)
			Revenue multiples (5)	2.0x - 5.5x (3.9x)

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt as of March 31, 2017 and September 30, 2016. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of March 31, 2017		As of September 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$571,900	$571,900	$520,600	$520,371

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31, 2017 the Company’s asset coverage for borrowed amounts was 210.1%.

Debt Securitization: On August 16, 2016, the Company completed a $410,086 term debt securitization (the “GCIC 2016 Debt Securitization”). The notes (“GCIC 2016 Notes”) offered in the GCIC 2016 Debt Securitization were issued by the GCIC 2016 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the GCIC 2016 Issuer. The GCIC 2016 Debt Securitization consists of $220,000 of Aaa/AAA Class A GCIC 2016 Notes and $32,500 of Aa1 Class B GCIC 2016 Notes. In partial consideration for the loans transferred to the GCIC 2016 Issuer as part of the GCIC 2016 Debt Securitization, the Company received $42,300 of Class C GCIC 2016 Notes, $28,600 of Class D GCIC 2016 Notes and $86,686 of LLC equity interests in the GCIC 2016 Issuer. The Company retained all of the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests totaling $42,300, $28,600 and $86,686, respectively. The Class A and Class B GCIC 2016 Notes are included in the March 31, 2017 and September 30, 2016 consolidated statements of financial condition as debt of the Company. As of March 31, 2017 and September 30, 2016, the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests were eliminated in consolidation.

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

As of March 31, 2017 and September 30, 2016, there were 104 and 100 portfolio companies with a total fair value of $396,620 and $346,494, respectively, securing the GCIC 2016 Notes. The pool of loans in the GCIC 2016 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the GCIC 2016 Debt Securitization is based on three-month LIBOR, which as of March 31, 2017 was 1.04%. For the three and six months ended March 31, 2017 and 2016, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2016 Debt Securitization were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
Stated interest expense	$2,083	N/A	$4,037	N/A
Amortization of debt issuance costs	188	N/A	379	N/A
Total interest and other debt financing expenses	$2,271	N/A	$4,416	N/A
Cash paid for interest expense	$3,811	N/A	$3,811	N/A
Annualized average stated interest rate	3.3%	N/A	3.2%	N/A
Average outstanding balance	$252,500	N/A	$252,500	N/A

As of March 31, 2017, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A and B GCIC 2016 Notes were as follows:

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

Revolving Credit Facility: On December 31, 2014, as part of the Company’s acquisition of GCIC Funding as part of its formation transactions, the Company and GCIC Funding entered into an amendment to the senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which as of March 31, 2017 allowed GCIC Funding to borrow up to $420,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

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

As of March 31, 2017 and September 30, 2016, the Company had outstanding debt under the Credit Facility of $270,200 and $193,100, respectively. For the three and six months ended March 31, 2017, the Company had borrowings on the Credit Facility of $95,900 and $168,550, respectively, and repayments on the Credit Facility of $16,250 and $91,450, respectively. For the three and six months ended March 31, 2016, the Company had borrowings on the Credit Facility of $185,650 and $258,450, respectively, and repayments on the Credit Facility of $104,550 and $204,250, respectively.

For the three and six months ended March 31, 2017 and 2016, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
Stated interest expense	$1,755	$1,771	$3,110	$3,343
Facility fees	240	138	540	296
Amortization of debt issuance costs	623	486	1,260	964
Total interest and other debt financing expenses	$2,618	$2,395	$4,910	$4,603
Cash paid for interest expense and facility fees	$1,853	$1,835	$3,449	$3,508
Annualized average stated interest rate	3.1%	2.7%	3.0%	2.6%
Average outstanding balance	$227,686	$261,421	$206,479	$253,547

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Revolver: On February 3, 2015, the Company entered into the Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of February 3, 2018. The Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”), which was 1.0% as of March 31, 2017. As of March 31, 2017 and September 30, 2016, the Company had no outstanding debt under the Revolver. For the three and six months ended March 31, 2017, the Company had borrowings on the Revolver of $0 and $0 and repayments on the Revolver of $0 and $0, respectively. For the three and six months ended March 31, 2016, the Company had borrowings on the Revolver of $4,000 and $65,800 and repayments on the Revolver of $4,000 and $65,800, respectively.

For the three and six months ended March 31, 2017 and 2016, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
Stated interest expense	$—	$1	$—	$7
Cash paid for interest expense	$—	$7	$—	$7
Annualized average stated interest rate	N/A	0.8%	N/A	0.6%
Average outstanding balance	$—	$712	$—	$2,491

SMBC Revolver: On May 17, 2016, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation (the “SMBC Revolver”), which as of March 31, 2017 allowed GCIC to borrow up to $75,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of May 17, 2018.

The SMBC Revolver bears an interest rate at the Company's election of either one-month LIBOR plus 1.60% per annum or Prime. In addition to the stated interest rate on the SMBC Revolver, the Company is required to pay a non-usage fee at a rate of 0.25% per annum on the unused portion of the SMBC Revolver.

The SMBC Revolver is secured by the unfunded capital commitments of certain GCIC stockholders. GCIC has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the SMBC Revolver is subject to the leverage restrictions contained in the 1940 Act.

As of March 31, 2017 and September 30, 2016, the Company had outstanding debt under the SMBC Revolver of $49,200 and $75,000, respectively. For the three and six months ended March 31, 2017, the Company had borrowings on the SMBC Revolver of $19,200 and $19,200, respectively, and repayments on the SMBC Revolver of $45,000 and $45,000, respectively. The SMBC Revolver was not in existence for the three and six months ended March 31, 2016.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2017 and 2016, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
Stated interest expense	$353	N/A	$767	N/A
Amortization of debt issuance costs	71	N/A	142	N/A
Total interest and other debt financing expenses	$424	N/A	$909	N/A
Cash paid for interest expense	$353	N/A	$787	N/A
Annualized average stated interest rate	2.5%	N/A	2.3%	N/A
Average outstanding balance	$58,336	N/A	$66,759	N/A

The Company’s average total debt outstanding (including the debt under the Credit Facility, Revolver, SMBC Revolver, and GCIC 2016 Debt Securitization) for the three and six months ended March 31, 2017 was $538,522 and $525,738, respectively. The Company’s average total debt outstanding (including the debt under the Credit Facility and Revolver) for the three and six months ended March 31, 2016 was $262,133 and $256,038, respectively.

For the three and six months ended March 31, 2017, the effective annualized average interest rate, which includes amortization of debt issuance costs and non-usage facility fees, on the Company’s total debt outstanding was 4.0% and 3.9%, respectively. For the three and six months ended March 31, 2016, the effective annualized average interest rate, which includes amortization of debt issuance costs and non-usage facility fees, on the Company’s total debt outstanding was 3.7% and 3.6%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2017 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2016 Debt Securitization	$252,500	$—	$—	$—	$252,500
Credit Facility	270,200	—	—	270,200	—
SMBC Revolver	49,200	—	49,200	—	—
Revolver	—	—	—	—	—
Total borrowings	$571,900	$—	$49,200	$270,200	$252,500

Note 9.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $54,205 and $42,747 under various undrawn revolvers and other credit facilities as of March 31, 2017 and September 30, 2016, respectively. In addition, as described in Note 5, the Company had commitments of up to $58,035 and $62,200 to GCIC SLF as of March 31, 2017 and September 30, 2016, respectively, that may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the consolidated statements of financial condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of March 31, 2017 and September 30, 2016. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2017		2016
Net asset value at beginning of period	$15.00		$15.00
Distributions declared:(2)
From net investment income	(0.65)		(0.58)
From capital gains	0.00	(3)	—
Net investment income	0.52		0.51
Net realized gain (loss) on investments	—		0.03
Net change in unrealized appreciation (depreciation) on investments	0.13		0.04
Net asset value at end of period	$15.00		$15.00
Per share net asset value at end of period	$15.00		$15.00
Total return based on net asset value per share(4)	4.41%		3.90%
Number of common shares outstanding	42,104,997.486		27,261,737.139

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2017	2016
Ratio of net investment income to average net assets*	7.01%	6.81%
Ratio of total expenses to average net assets (5)*	7.11%	6.01%
Ratio of management fee waiver to average net assets *	(0.67)%	(0.63)%
Ratio of incentive fee waiver to average net assets	—%	N/A
Ratio of net expenses to average net assets (5)*	6.44%	5.38%
Ratio of incentive fees to average net assets	0.80%	0.55%
Ratio of total expenses (without incentive fees, incentive fee waiver and management fee waiver) to average net assets*	6.31%	5.46%
Net assets at end of period	$631,575	$408,926
Average debt outstanding	$525,738	$256,038
Average debt outstanding per share	$12.49	$9.39
Asset coverage ratio(6)	210.08%	234.33%
Portfolio turnover *	17.47%	61.96%

* Annualized for a period less than one year.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.

(3)	Represents an amount less than $0.01 per share.

(4)	Total return based on net asset value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(5)	Expenses, other than incentive fees, are annualized for a period less than one year.

(6)
In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2017 and 2016:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Earnings available to stockholders	$12,694	$7,294	$27,274	$13,952
Basic and diluted weighted average shares outstanding	41,892,513	25,707,003	41,569,032	23,916,838
Basic and diluted earnings per share	$0.30	$0.28	$0.65	$0.58

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions during the six months ended March 31, 2017 and 2016:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Cash Distribution	DRIP Shares Value	DRIP Shares Issued

For the six months ended March 31, 2017
08/03/2016	10/24/2016	12/30/2016	41,087,178.250	$0.0729	$1,366	$1,627	108,467.710
11/14/2016	11/18/2016	12/30/2016	41,087,178.250	$0.1469	$2,754	$3,280	218,653.262
11/14/2016	12/26/2016	02/27/2017	41,442,374.044	$0.1340	$2,563	$2,990	199,352.082
11/14/2016	01/23/2017	02/27/2017	41,769,495.016	$0.0902	$1,727	$2,042	136,150.388
02/07/2017	02/20/2017	05/19/2017	41,769,495.016	$0.1050	$2,080	$2,305	N/A (1)
02/07/2017	03/24/2017	05/19/2017	42,104,997.486	$0.1078	$2,138	$2,402	N/A (1)

For the six months ended March 31, 2016
08/04/2015	10/27/2015	12/30/2015	20,843,155.219	$0.0818	$744	$961	64,075.512
11/17/2015	11/19/2015	12/30/2015	22,172,613.752	$0.1252	$1,213	$1,563	104,219.497
11/17/2015	12/17/2015	02/26/2016	24,433,662.992	$0.0891	$950	$1,228	81,866.709
11/17/2015	01/22/2016	02/26/2016	24,601,958.001	$0.0957	$1,019	$1,335	88,981.506
02/08/2016	02/22/2016	05/20/2016	24,601,958.001	$0.0705	$876	$858	N/A (2)
02/08/2016	03/24/2016	05/20/2016	27,261,737.139	$0.1176	$1,596	$1,609	N/A (2)

(1)	The DRIP shares were not issued as of March 31, 2017.

(2)	The DRIP shares were not issued as of March 31, 2016. On May 20, 2016, the Company issued 164,469.664 of shares through the DRIP.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 11, 2017, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On February 7, 2017 and May 4, 2017, the board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 30, 2017	July 28, 2017	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2017 through April 30, 2017 per share
May 18, 2017	July 28, 2017	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period May 1, 2017 through May 31, 2017 per share
June 16, 2017	July 28, 2017	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2017 through June 30, 2017 per share
July 21, 2017	September 25, 2017	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2017 through July 31, 2017 per share

The Company issued capital calls to stockholders that were due on April 3, 2017 and May 1, 2017, which are summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of shares	04/03/2017	2,187,285.533	$15.00	$32,809
Issuance of shares	05/01/2017	2,223,285.533	15.00	33,349

On May 11, 2017, GCIC Funding entered into an amendment, or the Credit Facility Amendment, to the documents governing the Credit Facility. The Credit Facility Amendment is effective as of May 11, 2017. The Credit Facility Amendment, among other things, (a) extended the expiration of the reinvestment period from May 12, 2017 to August 10, 2017, during which period GCIC Funding, subject to certain conditions, may make borrowings under the facility and (b) extend the stated maturity date to August 11, 2020. The size, interest rate and other material terms of the Credit Facility were unchanged.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make and the competition for those investments;

•	our contractual arrangements and relationships with third parties;

•	completion of a public offering of our securities or other liquidity event;

•	actual and potential conflicts of interest with GC Advisors LLC, or GC Advisors, and other affiliates of Golub Capital LLC, or collectively, Golub Capital;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	general economic and political trends and other external factors;

•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;

•	general price and volume fluctuations in the stock markets;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder and any actions toward repeal thereof; and

•	the effect of changes to tax legislation and our tax position.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $20.0 billion in capital under management as of March 31, 2017, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, which was most recently reapproved by our board of directors in May 2017, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC.

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

As of March 31, 2017 and September 30, 2016, our portfolio at fair value was comprised of the following:

	As of March 31, 2017		As of September 30, 2016
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$147,329	12.6%	$112,994	10.6%
One stop	950,483	81.4	894,649	83.6
Subordinated debt	53	0.0 *	40	0.0 *
Subordinated notes in GCIC SLF(1)(2)	—	—	34,917	3.3
LLC equity interests in GCIC SLF(2)	52,423	4.5	13,039	1.2
Equity	17,037	1.5	14,071	1.3
Total	$1,167,325	100.0%	$1,069,710	100.0%

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
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2017 and September 30, 2016, one stop loans included $57.6 million and $57.6 million, respectively, of late stage lending loans at fair value.

As of March 31, 2017 and September 30, 2016, we had debt and equity investments in 162 and 158 portfolio companies, respectively, and an investment in GCIC SLF.

The weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, for the three and six months ended March 31, 2017 and 2016 was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
Weighted average annualized income yield(1)(3)	7.6%	7.4%	7.6%	7.3%
Weighted average annualized investment income yield(2)(3)	7.9%	8.0%	8.0%	7.7%

(1)
Represents income from interest, including subordinated notes in GCIC SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

(2)
Represents income from interest, including subordinated notes in GCIC SLF, fees and amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

(3)
For the three months ending March 31, 2017, weighted average annualized income yield and weighted average annualized investment income yield does not reflect interest income from subordinated notes in GCIC SLF, which were redeemed on December 30, 2016.

The total return, based on the change in the net asset value, or NAV, per share and assuming distributions were reinvested in accordance with the dividend reinvestment plan, or DRIP, for the six months ended March 31, 2017 and 2016, was 4.41% and 3.90%, respectively. The total return does not include sales load.

As of March 31, 2017, GCIC has earned an inception-to-date internal rate of return, or IRR, of 8.9% for stockholders taken as a whole. For the six months ended March 31, 2017 and 2016, GCIC has earned an annual IRR of 9.1% and 8.0%, respectively, for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ NAV at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.”

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

Recent Developments

On February 7, 2017 and May 4, 2017, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 30, 2017	July 28, 2017
Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period April 1, 2017 through April 30, 2017 per share

May 18, 2017	July 28, 2017	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period May 1, 2017 through May 31, 2017 per share
June 16, 2017	July 28, 2017	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period June 1, 2017 through June 30, 2017 per share
July 21, 2017	September 25, 2017	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2017 through July 31, 2017 per share

We issued capital calls to stockholders that were due on April 3, 2017 and May 1, 2017, which are summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
				(In thousands)
Issuance of shares	04/03/2017	2,187,285.533	$15.00	$32,809
Issuance of shares	05/01/2017	2,223,285.533	15.00	33,349

On May 11, 2017, GCIC Funding, LLC, or GCIC Funding, our wholly-owned subsidiary, entered into an amendment, or the Credit Facility Amendment, to the documents governing the senior secured revolving credit facility, or the Credit Facility. The Credit Facility Amendment is effective as of May 11, 2017. The Credit Facility Amendment, among other things, (a) extended the expiration of the reinvestment period from May 12, 2017 to August 10, 2017, during which period GCIC Funding, subject to certain conditions, may make borrowings under the facility and (b) extended the stated maturity date to August 11, 2020. The size, interest rate and other material terms of the Credit Facility were unchanged.

Consolidated Results of Operations

Consolidated operating results for the three and six months ended March 31, 2017 and 2016 are as follows:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In thousands)			(In thousands)
Interest income	$19,824	$10,309	$9,515	$39,183	$19,803	$19,380
Income from accretion of discounts and origination fees	989	887	102	2,379	1,403	976
Interest and dividend income from investments in GCIC SLF (1)	1,242	730	512	2,395	1,215	1,180
Dividend income	—	17	(17)	1	17	(16)
Fee income	65	359	(294)	211	375	(164)
Total investment income	22,120	12,302	9,818	44,169	22,813	21,356
Net expenses	11,176	5,616	5,560	22,421	10,627	11,794
Net investment income	10,944	6,686	4,258	21,748	12,186	9,562
Net realized gain (loss) on investments	134	48	86	331	733	(402)
Net change in unrealized appreciation (depreciation) on investments	1,616	560	1,056	5,195	1,033	4,162
Net increase in net assets resulting from operations	$12,694	$7,294	$5,400	$27,274	$13,952	$13,322
Average earning debt investments, at fair value (2)	$1,067,235	$585,497	$481,738	$1,041,217	$561,206	$480,011
Average investment in subordinated notes of GCIC SLF, at fair value	—	34,820	(34,820)	17,266	29,126	(11,860)
Average earning portfolio company investments, at fair value	$1,067,235	$620,317	$446,918	$1,058,483	$590,332	$468,151

(1)
The investments in GCIC SLF include our investments in both subordinated notes and LLC equity interests in GCIC SLF for the three and six months ended March 31, 2016 and the six months ended March 31, 2017.  For the three months ended March 31, 2017, the investments in GCIC SLF include our investment in LLC equity interests in GCIC SLF.

(2)	Does not include our investment in LLC equity interests in GCIC SLF.

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

As we have continued to raise and deploy capital we have experienced significant growth in total assets, total liabilities and net assets from March 31, 2016 to March 31, 2017. As a result, quarterly comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended March 31, 2016 to the three months ended March 31, 2017 by $9.8 million primarily as a result of an increase in the average earning debt investment balance, which is the average balance of accruing loans, excluding our investment in the subordinated notes of GCIC SLF, in our investment portfolio of $481.7 million.

Investment income increased from the six months ended March 31, 2016 to the six months ended March 31, 2017 by $21.4 million primarily as a result of an increase in the average earning debt investment balance of $480.0 million and an increase of $1.0 million of interest and dividend income from our investments in GCIC SLF.

The annualized income yield by debt security type for the three and six months ended March 31, 2017 and 2016 was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
Senior secured	6.3%	6.2%	6.3%	6.1%
One stop	7.7%	7.5%	7.8%	7.5%
Subordinated debt (1)	19.8%	N/A	19.8%	N/A
Subordinated notes in GCIC SLF (2)	N/A	8.4%	8.5%	8.3%

(1)	Represents one portfolio company investment.

(2)	GCIC SLF’s proceeds from the subordinated notes were utilized by GCIC SLF to invest in senior secured loans.
Annualized income yields on senior secured loans remained relatively stable for the three and six months ended March 31, 2017 compared to the three and six months ended March 31, 2016. Annualized income yields on one-stop loans have increased for the three and six months ended March 31, 2017 compared to the three and six months ended March 31, 2016 as the result of several larger transactions with attractive pricing originated during the second half of our 2016 fiscal year. As of March 31, 2017, we have one subordinated debt investment as shown in the consolidated schedule of investments.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In thousands)			(In thousands)
Interest and other debt financing expenses	$4,431	$1,910	$2,521	$8,454	3,646	$4,808
Amortization of debt issuance costs	882	486	396	1,781	964	817
Base management fee, net of waiver	2,822	1,559	1,263	5,583	3,006	2,577
Income Incentive Fee, net of waiver	1,830	1,042	788	3,860	1,705	2,155
Capital gain incentive fee accrued under GAAP	392	135	257	1,090	274	816
Professional fees	480	248	232	922	573	349
Administrative service fee	343	232	111	705	445	260
General and administrative expenses	(4)	4	(8)	26	14	12
Total expenses	$11,176	$5,616	$5,560	$22,421	$10,627	$11,794
Average debt outstanding	$538,522	$262,133	$276,389	$525,738	$256,038	$269,700

Interest

Interest and other debt financing expenses increased by $2.5 million from the three months ended March 31, 2016 to the three months ended March 31, 2017 primarily due to an increase in the weighted average of outstanding borrowings from $262.1 million for the three months ended March 31, 2016 to $538.5 million for the three months ended March 31, 2017 and an increase in the average London Interbank Offered Rate, or LIBOR, which is the index that determines the interest rate on our floating rate liabilities. The increase in our debt was driven by the issuance of $252.5 million of notes pursuant to the GCIC 2016 Debt Securitization as well as the use of our revolving credit facility, or SMBC Revolver, entered into on May 17, 2016 by GCIC with Sumitomo Mitsui Banking Corporation, or SMBC, as administrative agent, sole lead arranger and sole manager, which had an outstanding balance of $49.2 million as of March 31, 2017. These increases were partially offset by a decrease in our use of debt under the Credit Facility entered into by GCIC Funding with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, to $270.2 million as of March 31, 2017 from an outstanding balance of $303.9 million as of March 31, 2016.

Interest and other debt financing expenses increased by $4.8 million from the six months ended March 31, 2016 to the six months ended March 31, 2017 primarily due to an increase in the weighted average of outstanding borrowings from $256.0 million for the six months ended March 31, 2016 to $525.7 million for the six months ended March 31, 2017. The effective annualized average interest rate on our outstanding debt increased to 3.9% for the six months ended March 31, 2017 from 3.6% for the six months ended March 31, 2016 primarily due to the increase in LIBOR.

Amortization of debt issuance costs increased by $0.4 million from the three months ended March 31, 2016 to the three months ended March 31, 2017 primarily due to additional capitalized debt issuance costs associated with the GCIC 2016 Debt Securitization. The effective annualized average interest rate on our outstanding debt increased to 4.0% for the three months ended March 31, 2017 from 3.7% for the three months ended March 31, 2016 primarily due to the increase in LIBOR.

Management Fees

The base management fee increased as a result of a sequential increase in average assets from March 31, 2016 to March 31, 2017.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $0.8 million and $2.2 million from the three and six months ended March 31, 2016 to the three and six months ended March 31, 2017 primarily as a result of the $481.7 million and $480.0 million increases in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined below). For the three months ended March 31, 2017, while still not fully through the catch-up provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income increased to 13.9% compared to 13.2% for the three months ended March 31, 2016. For the six months ended March 31, 2017, while still not fully through the catch-up provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income increased to 14.5% compared to 12.0% for the six months ended March 31, 2016. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash.

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement for each of the three and six months ended March 31, 2017 and 2016 was $0. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement.

We recorded an accrual for capital gain incentive fee under GAAP of $0.4 million, or $0.01 per share, and $1.1 million, or $0.03 per share, for the three and six months ended March 31, 2017, respectively. We recorded an accrual for capital gain incentive fee under GAAP of $0.1 million, or less than $0.01 per share, and $0.3 million, or $0.01 per share, for the three and six months ended March 31, 2016, respectively. The increase in the accrual for capital gain incentive fee under GAAP for the three and six months ended March 31, 2017 from the three and six months ended March 31, 2016 was primarily the result of increased unrealized appreciation on portfolio company investments and realized gains on the sale of debt investments. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.3 million from the three months ended March 31, 2016 to the three months ended March 31, 2017 and increased by $0.6 million from the six months ended March 31, 2016 to six months ended March 31, 2017. These increases are associated with increased costs to service a growing portfolio. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and six months ended March 31, 2017 were $0.5 million and $0.8 million, respectively. Total expenses reimbursed by us to the Administrator for the three and six months ended March 31, 2016 were $0.4 million and $0.5 million, respectively.

As of March 31, 2017 and September 30, 2016, included in accounts payable and accrued expenses were $0.2 million and $0.3 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In thousands)			(In thousands)
Net realized gain (loss) on investments	$134	$48	$86	$331	$733	$(402)
Net realized gain (loss)	134	48	86	331	733	(402)
Unrealized appreciation on investments	4,483	2,836	1,647	8,582	4,614	3,968
Unrealized (depreciation) on investments	(2,968)	(2,548)	(420)	(3,689)	(3,810)	121
Unrealized appreciation on investments in GCIC SLF(1)	101	621	(520)	302	578	(276)
Unrealized (depreciation) on investments in GCIC SLF(2)	—	(349)	349		(349)	349
Net change in unrealized appreciation (depreciation) on investments, investments in GCIC SLF	$1,616	$560	$1,056	$5,195	$1,033	$4,162

(1)	Unrealized appreciation on investments in GCIC SLF includes our investment in LLC equity interests in GCIC SLF.

(2)	Unrealized (depreciation) on investments in GCIC SLF includes our investment in subordinated notes in GCIC SLF.
For the three months ended March 31, 2017, we had a net realized gain of $0.1 million primarily due to the sale of portfolio company investments to GCIC SLF. For the six months ended March 31, 2017, we had a net realized gain of $0.3 million primarily due to sale of portfolio company investments to GCIC SLF.

For the three months ended March 31, 2017, we had $4.5 million in unrealized appreciation on 80 portfolio company investments, which was partially offset by $3.0 million in unrealized depreciation on 123 portfolio company investments. For the six months ended March 31, 2017, we had $8.6 million in unrealized appreciation on 105 portfolio company investments, which was partially offset by $3.7 million in unrealized depreciation on 112 portfolio company investments. Unrealized appreciation during the three and six months ended March 31, 2017 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments during the three and six months ended March 31, 2017.

For the three months ended March 31, 2017, we had $0.1 million in unrealized appreciation on our investment in GCIC SLF LLC equity interests, which was primarily driven by net positive credit related adjustments associated with GCIC SLF's investment portfolio. For the six months ended March 31, 2017, we had $0.3 million in unrealized appreciation on our investment in GCIC SLF LLC equity interests, which was driven by net positive credit related adjustments associated with GCIC SLF's investment portfolio.

For the three months ended March 31, 2016, we had net realized gains in an amount less than $0.1 million primarily due to the sale of portfolio company investments to GCIC SLF. For the six months ended March 31, 2016, we had net realized gains of $0.7 million primarily due to the sale of portfolio company investments to GCIC SLF.

During the three months ended March 31, 2016, we had $2.8 million in unrealized appreciation on 63 portfolio company investments, which was partially offset by $2.5 million in unrealized depreciation on 88 portfolio company investments. For the six months ended March 31, 2016, we had $4.6 million in unrealized appreciation on 78 portfolio company investments, which was partially offset by $3.8 million in unrealized depreciation on 85 portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value. Unrealized appreciation during the three and six months ended March 31, 2016 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments.

For the three and six months ended March 31, 2016, we had $0.6 million in unrealized appreciation on our investment in GCIC SLF equity interests which was partially offset by $0.3 million in unrealized depreciation on our investment in GCIC SLF subordinated notes. The unrealized depreciation was the result of the lower yielding contractual rate compared to comparable market pricing of subordinated notes. The unrealized appreciation on the GCIC SLF LLC equity interests was driven by the offsetting impact of the pricing on the subordinated notes.

Liquidity and Capital Resources

For the six months ended March 31, 2017, we experienced a net increase in cash and cash equivalents of $10.5 million. During the period we used $67.2 million in operating activities, primarily as a result of fundings of portfolio investments of $185.1 million, partially offset by proceeds from principal payments and sales of portfolio investments of $96.8 million and net investment income of $21.7 million. During the same period, cash provided by investment activities of $33.4 million was driven by the decrease in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $44.3 million, primarily driven by borrowings on debt of $187.8 million that were partially offset by repayments of debt of $136.5 million and distributions paid of $13.0 million.

For the six months ended March 31, 2016, we experienced a net increase in cash and cash equivalents of less than $0.1 million. During the period we used $139.3 million in operating activities, primarily as a result of fundings of portfolio investments of $334.0 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $189.1 million and net investment income of $14.0 million. During the same period, cash provided by investment activities of $3.0 million was driven by the decrease in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $136.4 million, primarily driven by borrowings on debt of $324.3 million and proceeds from issuance of common shares of $88.4 million that were partially offset by repayments of debt of $270.1 million and distributions paid of $6.1 million.

As of March 31, 2017 and September 30, 2016, we had cash and cash equivalents of $15.2 million and $4.7 million, respectively. In addition, we had restricted cash and cash equivalents of $37.6 million and $71.1 million as of March 31, 2017 and September 30, 2016, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of March 31, 2017, $10.6 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the GCIC 2016 Debt Securitization, which is described in further detail in Note 8 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the GCIC 2016 Debt Securitization. $27.0 million of such restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility.

As of March 31, 2017, the Credit Facility allowed GCIC Funding to borrow up to $420.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2017 and September 30, 2016, subject to leverage and borrowing base restrictions, we had approximately $149.8 million and $226.9 million, respectively, of remaining commitments and $52.0 million and $109.7 million, respectively, of availability on the Credit Facility. As of March 31, 2017 and September 30, 2016, we had $270.2 million and $193.1 million outstanding under the Credit Facility, respectively.

As of March 31, 2017, the SMBC Revolver allowed us to borrow up to $75.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2017 and September 30, 2016, subject to leverage and borrowing base restrictions, we had approximately $25.8 million and $0 million, respectively, of remaining commitments and availability under the SMBC Revolver. As of March 31, 2017 and September 30, 2016, we had $49.2 million and $75.0 million outstanding under the SMBC Revolver, respectively.

As of March 31, 2017, we were permitted to borrow up to $40.0 million at any one time outstanding, under the terms of our unsecured revolving credit facility, or Revolver, with GC Advisors. We entered into the Revolver in order to have the ability to borrow funds on a short-term basis and have in the past, and generally intend in the future, that borrowings under the Revolver will be repaid within the same quarter in which they are drawn. As of March 31, 2017 and September 30, 2016, we had no amounts outstanding under the Revolver.

On August 16, 2016, we completed the GCIC 2016 Debt Securitization in which the GCIC 2016 Issuer issued an aggregate of $410.1 million of notes, or the GCIC 2016 Notes, including $220.0 million of Class A GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 2.15%, $32.5 million of Class B GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.00%, $42.3 million of Class C GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.10%, and $28.6 million of Class D GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.25%, and $86.7 million of LLC equity interests in the GCIC 2016 Issuer that do not bear interest. We retained all of the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 Issuer totaling $42.3 million, $28.6 million and $86.7 million, respectively. The Class A and Class B GCIC 2016 Notes are included in the March 31, 2017 and September 30, 2016 consolidated statements of financial condition as our debt and the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 issuer were eliminated in consolidation. As of March 31, 2017 and September 30, 2016, we had outstanding debt under the GCIC 2016 Debt Securitization of $252.5 million.

As of March 31, 2017 and September 30, 2016, we had investor capital subscriptions totaling $1,301.6 million and $942.9 million, respectively, of which $594.3 million and $594.3 million, respectively, had been called and contributed, leaving $707.3 million and $348.6 million of uncalled investor capital subscriptions, respectively. Prior to the completion of a public offering or other liquidity event, we expect to target a leverage ratio of between 0.85x to 0.90x and may issue capital calls to shareholders as our leverage ratio is at or approaching its target.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31, 2017, our asset coverage for borrowed amounts was 210.1%.

As of March 31, 2017 and September 30, 2016, we had outstanding commitments to fund investments, excluding our investment in GCIC SLF, totaling $54.2 million and $42.7 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2017 and September 30, 2016, respectively, subject to the terms of each loan’s respective credit agreement. As of March 31, 2017, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility, Revolver and SMBC Revolver, ongoing principal repayments on debt investments assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2017 and September 30, 2016 we had investments in 162 and 158 portfolio companies, respectively, with a total fair value of $1,114.9 million and $1,021.8 million, respectively. As of March 31, 2017 and September 30, 2016, we had investments in GCIC SLF with a total fair value of $52.4 million and $48.0 million, respectively.

The following table shows the asset mix of our new investment commitments for the three and six months ended March 31, 2017 and 2016:

	For the three months ended March 31,				For the six months ended March 31,
	2017		2016		2017			2016
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments		(In thousands)	Percentage of Commitments
Senior secured	$48,697	48.1%	$35,395	17.6%	$65,687	32.2%		$70,387	20.0%
One stop	51,222	50.6	161,927	80.4	128,092	62.8		235,960	67.0
Subordinated debt	—	—	—	—	11	0.0	*	—	—
Subordinated notes in GCIC SLF(1)	—	—	1,254	0.6	—	—		34,917	9.9
LLC equity interests in GCIC SLF(1)	—	—	2,211	1.1	8,803	4.3		9,344	2.6
Equity	1,250	1.3	547	0.3	1,407	0.7		1,684	0.5
Total new investment commitments	$101,169	100.0%	$201,334	100.0%	$204,000	100.0%		$352,292	100.0%

* Represents an amount less than 0.1%.

(1)
GCIC SLF’s proceeds from the subordinated notes and LLC equity interests were utilized by GCIC SLF to invest in senior secured loans. As of March 31, 2017, GCIC SLF had investments in senior secured loans to 43 different borrowers.

For the three and six months ended March 31, 2017, we had approximately $18.3 million and $60.8 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies, excluding $34.9 million of proceeds from the repayment in full and termination of our investment in subordinated notes of GCIC SLF. For the three and six months ended March 31, 2017, we had sales of securities in 7 and 15 portfolio companies, respectively, aggregating approximately $13.2 million and $36.0 million, respectively, in net proceeds.

For the three and six months ended March 31, 2016, we had approximately $31.3 million and $61.8 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and six months ended March 31, 2016, we had sales of securities in 11 and 33 portfolio companies, respectively, aggregating approximately $44.1 million and $127.2 million, respectively in net proceeds.

The following table shows the par, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2017 (1)			As of September 30, 2016 (1)
	Par	Amortized Cost	Fair Value	Par	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$148,619	$146,676	$147,329	$113,576	$112,122	$112,994
Non-accrual (2)	—	—	—	—	—	—
One stop:
Performing	954,636	941,378	950,467	902,025	888,864	894,633
Non-accrual (2)	53	28	16	53	28	16
Subordinated debt:
Performing	53	53	53	40	40	40
Non-accrual (2)	—	—	—	—	—	—
Subordinated notes in GCIC SLF (3)(4)
Performing	—	—	—	34,917	34,917	34,917
Non-accrual (2)	—	—	—	—	—	—
LLC equity interests in GCIC SLF (3)(4)	N/A	51,340	52,423	N/A	12,258	13,039
Equity	N/A	14,321	17,037	N/A	13,147	14,071
Total	$1,103,361	$1,153,796	$1,167,325	$1,050,611	$1,061,376	$1,069,710

(1)	16 and 12 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of March 31, 2017 and September 30, 2016, respectively.

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
As of March 31, 2017 and September 30, 2016, the fair value of our debt investments as a percentage of the outstanding par value was 99.5% and 99.2%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and six months ended March 31, 2017 and 2016:

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
Weighted average rate of new investment fundings(1)	6.6%	7.0%	6.8%	6.8%
Weighted average spread over LIBOR of new floating rate investment fundings(1)	5.6%	6.0%	5.8%	5.8%
Weighted average fees of new investment fundings	1.3%	1.9%	1.5%	1.7%
Weighted average rate of sales and payoffs of portfolio investments(1)	6.7%	6.6%	6.5%	6.3%
Weighted average annualized income yield (2)(3)	7.6%	7.4%	7.6%	7.3%

(1)	Excludes subordinated note investments in GCIC SLF.

(2)
Represents income from interest, including subordinated note investment in GCIC SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments and does not represent a return to any investor in us.

(3)	For the three months ending March 31, 2017, weighted average annualized income yield does not reflect interest income from subordinated notes in GCIC SLF, which were redeemed on December 30, 2016.
As of March 31, 2017, 99.8% and 99.8% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2016, 96.4% and 96.4% of our debt portfolio, including our investment in GCIC SLF subordinated notes which were not subject to an interest rate floor, at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2017, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding GCIC SLF and its underlying borrowers) was $27.0 million. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2017 and September 30, 2016:

	March 31, 2017		September 30, 2016
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$103,685	8.9%	$5,889	0.6%
4	980,757	84.0	995,410	93.0
3	81,886	7.0	64,783	6.1
2	997	0.1	3,628	0.3
1	—	—	—	—
Total	$1,167,325	100.0%	$1,069,710	100.0%

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

As of March 31, 2017, GCIC SLF is capitalized from LLC equity interest subscriptions from its members. On December 14, 2016, the GCIC SLF investment committee approved the recapitalization of the commitments of GCIC SLF’s members. On December 30, 2016, GCIC SLF’s members entered into additional LLC equity interest subscriptions totaling $100.0 million, GCIC SLF issued capital calls totaling $39.9 million to us and Aurora and the subordinated notes previously issued by GCIC SLF were redeemed and terminated. As of March 31, 2017 and September 30, 2016, we and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests. GCIC SLF’s profits and losses are allocated to us and Aurora in accordance with our respective ownership interests. As of September 30, 2016, we and Aurora owned 87.5% and 12.5%, respectively, of the outstanding subordinated notes issued by GCIC SLF.

As of March 31, 2017 and September 30, 2016, GCIC SLF had the following commitments from its members:

	As of March 31, 2017		As of September 30, 2016
	Committed	Funded(1)	Committed	Funded
	(Dollars in thousands)
Subordinated note commitments (2)(3)	$—	$—	$100,000	$39,905
LLC equity commitments (3)	125,000	58,674	25,000	14,009
Total	$125,000	$58,674	$125,000	$53,914

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

(2)	The subordinated note commitments were terminated as of December 30, 2016.

(3)	Commitments presented are combined for us and Aurora.
On October 21, 2015, GCIC Senior Loan Fund II LLC, or GCIC SLF II, a wholly-owned subsidiary of GCIC SLF, entered into a senior secured revolving credit facility, or the GCIC SLF Credit Facility, with Wells Fargo Bank, N.A., which allowed GCIC SLF II to borrow up to $150 million at any one time outstanding, subject to leverage and borrowing base restrictions. The reinvestment period of the GCIC SLF Credit Facility ends October 22, 2017, and the stated maturity date is October 21, 2020. As of March 31, 2017 and September 30, 2016, GCIC SLF II had outstanding debt under the GCIC SLF Credit Facility of $102.0 million and $95.5 million, respectively.

Through the reinvestment period, the GCIC SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.25%, depending on the composition of the collateral asset portfolio, per annum. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the GCIC SLF Credit Facility.

As of March 31, 2017 and September 30, 2016, GCIC SLF had total assets at fair value of $161.2 million and $149.5 million, respectively. As of March 31, 2017 and September 30, 2016, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries similar to those in which we may invest directly. Additionally, as of March 31, 2017 and September 30, 2016, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $7.2 million and $10.7 million, respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of March 31, 2017 and September 30, 2016:

	As of March 31, 2017	As of September 30, 2016
	(Dollars in thousands)
Senior secured loans (1)	$158,273	$146,481
Weighted average current interest rate on senior secured loans (2)	6.2%	6.0%
Number of borrowers in GCIC SLF	43	41
Largest portfolio company investments (1)	$8,973	$8,346
Total of five largest portfolio company investments (1)	$40,543	$39,053

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

GCIC SLF Investment Portfolio as of March 31, 2017
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.9%	$1,358	$1,357
Accellos, Inc. (3)	Diversified/Conglomerate Service	Senior loan	07/2020	6.9	6,252	6,252
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8	2,406	2,406
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0	2,971	2,971
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.9	3,133	3,133
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.6	5,568	5,568
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.9	4,233	4,227
Certara L.P. (3)	Healthcare, Education and Childcare	Senior loan	12/2018	6.6	3,698	3,671
Certara L.P. (4)	Healthcare, Education and Childcare	Senior loan	12/2018	N/A (5)	—	(2)
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.6	3,725	3,697
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.1	2,060	2,060
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.1	1,038	1,038
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5	2,106	2,106
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5	1,059	1,059
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5	59	59
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	5.8	4,900	4,939
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.6	2,119	2,119
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	8.3	92	92
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	6.1	331	331
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	7.8	16	16
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.9	2,704	2,704
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.9	753	753
Gamma Technologies, LLC (3)	Electronics	Senior loan	06/2021	6.0	4,434	4,434
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	1,995	1,995
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.2	5,166	5,166
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	2,009	2,009

GCIC SLF Investment Portfolio as of March 31, 2017 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal ($)	Fair Value(2)
						(In thousands)
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.0%		$89	$89
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.0		56	56
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8		1,990	1,990
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.0		3,807	3,807
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.9		2,896	2,896
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.9		602	602
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2019	7.4		91	91
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	6.0		8,570	8,570
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.0		54	54
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.6		35	35
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	5.8		7,494	7,494
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.6		5,955	5,955
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.5		2,358	2,358
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.5		79	79
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.9		7,131	7,131
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.9		545	545
Radiology Partners, Inc.	Healthcare, Education and Childcare	Senior loan	09/2020	6.9		462	462
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.4		3,340	3,340
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	5.8		15	15
Rubio's Restaurants, Inc	Beverage, Food and Tobacco	Senior loan	11/2018	5.9		1,685	1,685
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.3		1,698	1,698
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.5		2,103	2,103
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8		3,317	3,317
SEI, Inc. (3)	Electronics	Senior loan	07/2021	5.8		5,244	5,243
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.8		6,729	6,662
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	N/A	(5)	—	(8)
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	6.0		7,888	7,809
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.1		1,085	1,078
Severin Acquisition, LLC (3)(4)	Diversified/Conglomerate Service	Senior loan	07/2021	N/A	(5)	—	(1)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		5,537	5,426
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		437	429
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		436	427
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.6		435	426
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		434	425
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A	(5)	—	(14)
Southern Anesthesia and Surgical	Healthcare, Education and Childcare	Senior loan	11/2017	6.6		187	187
Southern Anesthesia and Surgical	Healthcare, Education and Childcare	Senior loan	11/2017	6.6		117	117
Tate's Bake Shop, Inc.	Beverage, Food and Tobacco	Senior loan	08/2019	6.1		708	708
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.4		1,104	1,100
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.4		3,912	3,912
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2019	6.1		755	755
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.9		4,708	4,708
						$158,273	$157,921

(1)	Represents the weighted average annual current interest rate as of March 31, 2017. All interest rates are payable in cash.

(2)
Represents the fair value in accordance with Accounting Standards Codification, or ASC, Topic 820 - Fair Value Measurement, or ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at March 31, 2017. As such, no interest is being earned on this investment.

GCIC SLF Loan Portfolio as of September 30, 2016
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8%	$1,365	$1,361
Aimbridge Hospitality, LLC	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8	2,431	2,431
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0	3,108	3,100
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8	3,444	3,444
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5	5,596	5,596
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8	4,255	4,246
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	12/2021	5.8	8,346	8,346
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5	3,945	3,915
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3	1,043	1,043
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3	2,070	2,070
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5	1,064	1,059
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5	2,117	2,106
Curo Health Services LLC	Healthcare, Education and Childcare	Senior loan	02/2022	6.5	4,925	4,940
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.8	73	73
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.3	2,130	2,130
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	6.0	340	340
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.3	2,718	2,718
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.0	2,005	2,005
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.2	56	56
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.0	89	89
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.3	2,014	2,014
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8	2,000	2,000
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2022	5.8	2,025	2,025
Pasternack Enterprises, Inc. and Fairview Microwave, Inc (3)	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.0	1,530	1,515
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3	438	438
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8	605	605
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8	2,911	2,911
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	5.8	7,521	7,521
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0	10	10
PPT Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	04/2020	6.0	6,293	6,293
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5	5,985	5,985
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.8	90	90
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	6.8	2,012	2,012

GCIC SLF Loan Portfolio as of September 30, 2016 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal ($)	Fair Value(2)
						(In thousands)
Radiology Partners, Inc.	Healthcare, Education and Childcare	Senior loan	09/2020	6.5%		$465	$460
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		728	722
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		6,438	6,373
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(5)
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(3)
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.8		33	33
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.3		148	148
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.3		3,209	3,209
Rubio's Restaurants, Inc	Beverage, Food and Tobacco	Senior loan	11/2018	6.0		1,693	1,693
Rug Doctor LLC	Personal and Non Durable Consumer Products	Senior loan	06/2018	6.3		2,016	2,016
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.5		2,186	2,186
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8		3,334	3,334
SEI, Inc.	Electronics	Senior loan	07/2021	5.8		5,270	5,270
Self Esteem Brands, LLC	Leisure, Amusement, Motion Pictures and Entertainment	Senior loan	02/2020	5.0		5,106	5,106
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	5.9		7,928	7,890
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		455	445
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		456	447
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		457	448
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		458	449
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		5,800	5,685
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A	(5)	—	(14)
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0		712	712
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3		1,104	1,100
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.5		9	8
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.3		2,763	2,763
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0		100	100
Worldwide Express Operations, LLC (3)	Cargo Transport	Senior loan	07/2019	6.0		5,963	5,963
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2018	6.8		10	10
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2019	5.3		354	356
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8		4,732	4,732
						$146,481	$146,123

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at September 30, 2016. As such, no interest is being earned on this investment.

As of March 31, 2017, we have committed to fund $109.4 million of LLC equity interest subscriptions to GCIC SLF. As of March 31, 2017 and September 30, 2016, $51.3 million and $12.3 million, respectively, of our LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and six months ended March 31, 2017, we received $1.2 million and $1.7 million, respectively, in dividend income from the GCIC SLF LLC equity interests. For the three and six months ended March 31, 2016, we did not earn dividend income from the GCIC SLF LLC equity interests.

As of September 30, 2016, the amortized cost and fair value of the subordinated notes held by us was $34.9 million and $34.9 million, respectively. As of September 30, 2016, the subordinated notes paid a weighted average interest rate of three-month LIBOR plus 8.0%. For the six months ended March 31, 2017, we earned interest income on the subordinated notes of $0.7 million. The subordinated notes held by us were redeemed on December 30, 2016, and, therefore, no interest income was earned for the three months ended March 31, 2017. For the three and six months ended March 31, 2016, we earned interest income on the subordinated notes of $0.7 million and $1.2 million, respectively.

For the three and six months ended March 31, 2017, we earned an annualized total return on our weighted average capital invested in GCIC SLF of 9.5% and 10.0%, respectively. For the three and six months ended March 31, 2016, we earned an annualized total return on our weighted average capital invested in GCIC SLF of 9.2% and 8.1%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in GCIC SLF by the combined daily average of our investments in (1) the principal of the GCIC SLF subordinated notes, if any, and (2) the NAV of the GCIC SLF LLC equity interests.

See below for certain summarized financial information for GCIC SLF as of March 31, 2017 and September 30, 2016 and for the three and six months ended March 31, 2017 and 2016:

	As of March 31, 2017	As of September 30, 2016
	(In thousands)
Selected Balance Sheet Information:
Investments, at fair value	$157,921	$146,123
Cash and other assets	3,319	3,344
Total assets	$161,240	$149,467
Senior credit facility	$102,000	$95,500
Unamortized debt issuance costs	(984)	(1,122)
Other liabilities	312	282
Total liabilities	101,328	94,660
Subordinated notes and members’ equity	59,912	54,807
Total liabilities and members' equity	$161,240	$149,467

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Selected Statement of Operations Information:
Interest income	$2,612	$1,642	$5,053	$2,353
Total investment income	2,612	1,642	5,053	2,353
Interest expense	903	1,415	2,616	2,249
Administrative service fee	51	57	106	74
Other expenses	24	20	48	39
Total expenses	978	1,492	2,770	2,362
Net investment income (loss)	1,634	150	2,283	(9)
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	(99)	558	(37)	669
Net increase (decrease) in net assets	$1,535	$708	$2,246	$660

Prior to their termination, GCIC SLF elected to fair value the subordinated notes issued to us and Aurora under ASC Topic 825 — Financial Instruments, or ASC Topic 825. The subordinated notes were valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For each of the three and six months ended March 31, 2017, GCIC SLF did not recognize unrealized appreciation or depreciation on the subordinated notes. For each of the three and six months ended March 31, 2016, GCIC SLF recognized $0.4 million in unrealized depreciation on the subordinated notes.

As of March 31, 2017, GCIC SLF had no subordinated notes outstanding. As of September 30, 2016, GCIC SLF had $39.9 million of aggregate contractual principal amounts of subordinated notes outstanding for which the fair value option was elected with a fair value and carrying value of $39.9 million.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of March 31, 2017 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2016 Debt Securitization	$252.5	$—	$—	$—	$252.5
Credit Facility	270.2	—	—	270.2	—
SMBC Revolver	49.2	—	49.2	—	—
Revolver	—	—	—	—	—
Unfunded commitments (1)	54.2	54.2	—	—	—
Total contractual obligations	$626.1	$54.2	$49.2	$270.2	$252.5

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in GCIC SLF, as of March 31, 2017. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of March 31, 2017, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2017 and September 30, 2016, we had outstanding commitments to fund investments, excluding our investments in GCIC SLF, totaling $54.2 million and $42.7 million, respectively. We have commitments of up to $58.0 million and $62.2 million to GCIC SLF as of March 31, 2017 and September 30, 2016, respectively, that may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

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

Distributions

We intend to make monthly or quarterly distributions to our stockholders as determined by our board of directors. For additional information on distributions, see “Critical Accounting Policies - Income Taxes.”

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

To the extent our taxable earnings fall below the total amount of our distributions for any tax year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

•
GC Advisors serves as collateral manager to the GCIC 2016 Issuer under the 2016 GCIC Collateral Management Agreement and receives a fee for providing these services that is offset against the base management fee payable by us under the Investment Advisory Agreement.

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

Determination of fair values involves subjective judgments and estimates. Under current accounting standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2017 and 2016. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of March 31, 2017 and September 30, 2016, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

When determining fair value of Level 3 debt and equity investments, we may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA may include pro-forma adjustments for items such as acquisitions, divestures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, we will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, we use a market interest rate yield analysis to determine fair value.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was less than $0.1 million as of each of March 31, 2017 and September 30, 2016.

Income taxes:

We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. We have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

On January 1, 2015, GCIC Equity LLC, or GCIC Equity, elected to be classified as a corporation for U.S. federal income tax purposes. Effective May 2, 2016, GCIC Equity merged with GCIC Holdings, with GCIC Holdings as the surviving LLC. As part of the merger, GCIC Equity elected deemed-sale treatment and the assets of GCIC Equity were treated as sold at fair value for tax purposes. This resulted in U.S. federal income tax expense of $44,000 and state income tax expense of $13,100, each of which was paid in August 2016.

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2017 and September 30, 2016, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01% and 1.01%, respectively. In addition, the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily, the SMBC Revolver has a floating interest rate provision based on one-month LIBOR that resets monthly, and the Class A and B GCIC 2016 Notes issued as part of the GCIC 2016 Debt Securitization have floating interest rate provisions based on three-month LIBOR that reset quarterly. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of March 31, 2017 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$—	$(1,430)	$1,430
Up 50 basis points	7,042	2,860	4,182
Up 100 basis points	12,509	5,719	6,790
Up 150 basis points	17,976	8,579	9,397
Up 200 basis points	23,444	11,438	12,006

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2017, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the GCIC 2016 Debt Securitization, the Credit Facility, the Revolver, the SMBC Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4: Controls and Procedures.

As of March 31, 2017 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Golub Capital Investment Corporation

Dated: May 11, 2017	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2017	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)