Form 10-Q
period 2017-06-30
GOLUB CAPITAL INVESTMENT Corp
filed 2017-08-09
CIK 1627515

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of August 9, 2017, the Registrant had 49,551,036.707 shares of common stock, $0.001 par value, outstanding.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Financial Condition (unaudited)
(In thousands, except share and per share data)

	June 30, 2017	September 30, 2016
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,255,842	$1,021,754
Controlled affiliate company investments	48,118	47,956
Total investments at fair value (amortized cost of $1,290,560 and $1,061,376, respectively)	1,303,960	1,069,710
Cash and cash equivalents	5,220	4,675
Restricted cash and cash equivalents	42,516	71,056
Interest receivable	4,289	3,308
Receivable from investments sold	2,118	—
Other assets	185	249
Total Assets	$1,358,288	$1,148,998
Liabilities
Debt	$630,850	$520,600
Less unamortized debt issuance costs	2,910	5,073
Debt less unamortized debt issuance costs	627,940	515,527
Interest payable	2,121	1,414
Distributions payable	14,210	9,869
Management and incentive fees payable	7,315	4,960
Payable for investments purchased	3,076	—
Accounts payable and accrued expenses	1,146	902
Accrued trustee fees	40	19
Total Liabilities	655,848	532,691
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2017 and September 30, 2016	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 46,829,343.936 and 41,087,178.250 shares issued and outstanding as of June 30, 2017 and September 30, 2016, respectively	47	41
Paid in capital in excess of par	702,145	616,018
Capital distributions in excess of net investment income	(12,507)	(7,158)
Net unrealized appreciation (depreciation) on investments	13,401	8,334
Net realized gain (loss) on investments	(646)	(928)
Total Net Assets	702,440	616,307
Total Liabilities and Total Net Assets	$1,358,288	$1,148,998
Number of common shares outstanding	46,829,343.936	41,087,178.250
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$24,498	$13,856	$66,060	$35,062
Dividend income	157	48	158	65
Fee income	827	1	1,038	376
Total investment income from non-controlled/non-affiliate company investments	25,482	13,905	67,256	35,503
From controlled affiliate company investments:
Interest income	—	733	732	1,948
Dividend income	1,216	—	2,879	—
Total investment income from controlled affiliate company investments	1,216	733	3,611	1,948
Total investment income	26,698	14,638	70,867	37,451
Expenses
Interest and other debt financing expenses	5,844	2,975	16,079	7,585
Base management fee	4,263	2,672	11,940	6,805
Incentive fee	3,314	1,719	8,280	3,698
Professional fees	502	198	1,424	771
Administrative service fee	401	216	1,106	661
General and administrative expenses	22	52	48	66
Total expenses	14,346	7,832	38,877	19,586
Base management fee waived (Note 4)	(1,162)	(729)	(3,256)	(1,856)
Incentive fee waived (Note 4)	(733)	—	(749)	—
Net expenses	12,451	7,103	34,872	17,730
Net investment income	14,247	7,535	35,995	19,721

Net gain (loss) on investments
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	91	(23)	422	710
Net realized gain (loss) on investments	91	(23)	422	710
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	12	1,973	4,905	2,777
Controlled affiliate company investments	(140)	548	162	777
Net change in unrealized appreciation (depreciation) on investments	(128)	2,521	5,067	3,554
Net gain (loss) on investments	(37)	2,498	5,489	4,264
Net increase in net assets resulting from operations	$14,210	$10,033	$41,484	$23,985
Per Common Share Data
Basic and diluted earnings per common share	$0.31	$0.35	$0.96	$0.93
Basic and diluted weighted average common shares outstanding	45,882,813	29,278,962	43,006,959	25,697,689
See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

				Capital Distributions in Excess of Net Investment Income
	Common Stock		Paid in Capital in Excess of Par		Net Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (loss) on Investments	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2015	20,843,155.219	$21	$312,626	$(2,521)	$2,479	$42	$312,647
Issuance of common stock (1)	12,592,917.141	13	188,881	—	—	—	188,894
Net increase in net assets resulting from operations	—	—	—	19,721	3,554	710	23,985
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	686,474.328	—	10,297	—	—	—	10,297
Distributions from net investment income	—	—	—	(13,952)	—	—	(13,952)
Distributions declared and payable	—	—	—	(10,033)	—	—	(10,033)
Total increase (decrease) for the period ended June 30, 2016	13,279,391.469	13	199,178	(4,264)	3,554	710	199,191
Balance at June 30, 2016	34,122,546.688	$34	$511,804	$(6,785)	$6,033	$752	$511,838

Balance at September 30, 2016	41,087,178.250	$41	$616,018	$(7,158)	$8,334	$(928)	$616,307
Issuance of common stock (2)	4,410,571.066	4	66,154	—	—	—	66,158
Net increase in net assets resulting from operations	—	—	—	35,995	5,067	422	41,484
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,331,594.620	2	19,973	—	—	—	19,975
Distributions from net investment income	—	—	—	(27,134)	—	—	(27,134)
Distributions from realized gain	—	—	—	—	—	(140)	(140)
Distributions declared and payable	—	—	—	(14,210)	—	—	(14,210)
Total increase (decrease) for the period ended June 30, 2017	5,742,165.686	6	86,127	(5,349)	5,067	282	86,133
Balance at June 30, 2017	46,829,343.936	$47	$702,145	$(12,507)	$13,401	$(646)	$702,440

(1)	Refer to Note 3 for a detailed listing of the common stock share issuances for the nine months ended June 30, 2016.

(2)	Refer to Note 3 for a detailed listing of the common stock share issuances for the nine months ended June 30, 2017.

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2017	2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$41,484	$23,985
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	2,522	1,509
Accretion of discounts and amortization of premiums	(4,590)	(2,055)
Net realized (gain) loss on investments	(422)	(710)
Net change in unrealized (appreciation) depreciation on investments	(5,067)	(3,554)
Proceeds from (fundings of) revolving loans, net	282	(2,362)
Fundings of investments	(432,300)	(588,484)
Proceeds from principal payments and sales of portfolio investments	208,863	236,278
PIK interest	(1,016)	(74)
Changes in operating assets and liabilities:
Interest receivable	(981)	(1,073)
Receivable for investments sold	(2,118)	—
Other assets	64	122
Interest payable	707	215
Management and incentive fees payable	2,355	2,063
Payable for investments purchased	3,076	1,858
Accounts payable and accrued expenses	244	(260)
Accrued trustee fees	21	(3)
Net cash (used in) provided by operating activities	(186,876)	(332,545)
Cash flows from investing activities
Net change in restricted cash and cash equivalents	28,540	330
Net cash (used in) provided by investing activities	28,540	330
Cash flows from financing activities
Borrowings on debt	397,900	627,350
Repayments of debt	(287,650)	(472,700)
Capitalized debt issuance costs	(359)	(702)
Proceeds from issuance of common shares	66,158	188,894
Distributions paid	(17,168)	(8,527)
Net cash provided by (used in) financing activities	158,881	334,315
Net change in cash and cash equivalents	545	2,100
Cash and cash equivalents, beginning of period	4,675	2,747
Cash and cash equivalents, end of period	$5,220	$4,847
Supplemental information:
Cash paid during the period for interest	$12,850	$5,861
Distributions declared during the period	41,484	23,985
Supplemental disclosure of noncash operating activity:
Funding of LLC equity interest in GCIC SLF	$(34,917)	$—
Proceeds from subordinated notes in GCIC SLF principal payment	34,917	—
Supplemental disclosure of noncash financing activity:
Distributions payable	$14,210	$10,033
See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP	One stop	L + 9.00%	8.23% cash/ 2.00% PIK	03/2020	$2,359	$2,315	0.3%	$2,359
ILC Dover, LP	One stop	L + 9.00%	8.23% cash/ 2.00% PIK	03/2019	107	104	—	107
NTS Technical Systems*	One stop	L + 6.00%	7.05%	06/2021	3,250	3,202	0.5	3,250
NTS Technical Systems(4)	One stop	L + 6.00%	N/A (5)	06/2021	—	(12)	—	—
NTS Technical Systems(4)	One stop	L + 6.00%	N/A (5)	06/2021	—	(16)	—	—
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	8.05%	12/2017	53	28	—	16
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	8.01%	12/2017	9	9	—	9
Tresys Technology Holdings, Inc.	One stop	P + 7.50%	11.75%	12/2017	1	1	—	1
Tronair Parent, Inc.#	Senior loan	L + 4.75%	5.84%	09/2023	191	190	—	190
Tronair Parent, Inc.	Senior loan	L + 4.50%	5.59%	09/2021	20	19	—	19
Whitcraft LLC#	One stop	L + 6.25%	7.55%	04/2023	16,348	16,113	2.3	16,185
Whitcraft LLC	One stop	P + 5.25%	9.50%	04/2023	5	4	—	4
Whitcraft LLC(4)	One stop	L + 6.25%	N/A (5)	04/2023	—	(108)	—	(75)
					22,343	21,849	3.1	22,065
Automobile
Dent Wizard International Corporation*	Senior loan	L + 4.75%	5.97%	04/2020	2,188	2,175	0.3	2,188
OEConnection LLC#*	Senior loan	L + 5.00%	6.30%	06/2022	11,083	10,845	1.6	10,972
OEConnection LLC#*	Senior loan	L + 4.75%	6.05%	06/2022	5,868	5,809	0.8	5,809
OEConnection LLC(4)	Senior loan	L + 5.00%	N/A (5)	06/2021	—	(1)	—	(1)
Polk Acquisition Corp.*	Senior loan	L + 5.00%	6.23%	06/2022	4,950	4,929	0.7	4,950
T5 Merger Corporation#*	One stop	L + 6.25%	7.30%	03/2022	30,134	29,639	4.3	30,134
T5 Merger Corporation	One stop	L + 6.25%	7.33%	03/2022	1,104	1,094	0.2	1,104
T5 Merger Corporation	One stop	L + 6.25%	7.41%	03/2022	108	106	—	108
T5 Merger Corporation(4)	One stop	L + 6.25%	N/A (5)	03/2022	—	(33)	—	—
					55,435	54,563	7.9	55,264
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.#	One stop	L + 6.25%	7.23% cash/ 0.25% PIK	04/2021	3,782	3,750	0.5	3,669
Abita Brewing Co., L.L.C.(4)	One stop	L + 6.25%	N/A (5)	04/2021	—	(1)	—	(1)
ABP Corporation*	Senior loan	L + 4.75%	6.00%	09/2018	599	599	0.1	579
ABP Corporation	Senior loan	P + 3.50%	7.75%	09/2018	37	38	—	35
Benihana, Inc.#*	One stop	L + 7.00%	8.25%	01/2019	320	319	0.1	317
Benihana, Inc.	One stop	L + 7.00%	9.09%	07/2018	20	20	—	20
C. J. Foods, Inc.#*	One stop	L + 6.25%	7.55%	05/2019	12,703	12,633	1.8	12,703
C. J. Foods, Inc.	One stop	L + 6.25%	7.55%	05/2019	1,601	1,597	0.2	1,601
C. J. Foods, Inc.	One stop	L + 6.25%	7.41%	05/2019	420	416	0.1	420
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	3,305	3,305	0.5	3,305
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	928	928	0.1	928
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	298	298	0.1	298
Firebirds International, LLC	One stop	L + 5.75%	N/A (5)	05/2018	—	—	—	—
First Watch Restaurants, Inc.*	One stop	L + 6.00%	7.38%	12/2020	3,541	3,518	0.5	3,541
First Watch Restaurants, Inc.*	One stop	L + 6.00%	7.30%	12/2020	174	173	—	174
First Watch Restaurants, Inc.*	One stop	L + 6.00%	7.30%	12/2020	174	173	—	174
First Watch Restaurants, Inc.	One stop	P + 5.00%	9.25%	12/2020	169	168	—	169
First Watch Restaurants, Inc.	One stop	L + 6.00%	7.30%	12/2020	150	149	—	150
First Watch Restaurants, Inc.(4)	One stop	L + 6.00%	N/A (5)	12/2020	—	(2)	—	—
Hopdoddy Holdings, LLC	One stop	L + 8.00%	9.23%	08/2020	422	420	0.1	422
Hopdoddy Holdings, LLC	One stop	L + 8.00%	N/A (5)	08/2020	—	—	—	—
Hopdoddy Holdings, LLC(4)	One stop	L + 8.00%	N/A (5)	08/2020	—	(1)	—	—
Julio & Sons Company*	One stop	L + 5.50%	6.68%	12/2018	938	935	0.1	938

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Beverage, Food and Tobacco - (continued)
Julio & Sons Company	One stop	L + 5.50%	6.68%	12/2018	$309	$308	0.1%	$309
Julio & Sons Company(4)	One stop	L + 5.50%	N/A (5)	12/2018	—	(1)	—	—
Julio & Sons Company(4)	One stop	L + 5.50%	N/A (5)	12/2018	—	(2)	—	—
Mid-America Pet Food, L.L.C.#	One stop	L + 6.25%	7.55%	12/2021	6,411	6,325	0.9	6,411
Mid-America Pet Food, L.L.C.(4)	One stop	L + 6.25%	N/A (5)	12/2021	—	(1)	—	—
P&P Food Safety US Acquisition, Inc.#	One stop	L + 6.50%	7.77%	11/2021	4,102	4,057	0.6	4,102
P&P Food Safety US Acquisition, Inc.	One stop	L + 6.50%	N/A (5)	11/2021	—	—	—	—
Purfoods, LLC#*	One stop	L + 6.25%	7.45%	05/2021	7,986	7,894	1.2	7,986
Purfoods, LLC	One stop	N/A	7.00% PIK	05/2026	101	101	—	102
Purfoods, LLC	One stop	L + 6.25%	7.42%	05/2021	65	64	—	65
Purfoods, LLC	One stop	L + 6.25%	7.34%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.25%	7.34%	05/2021	14	14	—	14
Purfoods, LLC	One stop	L + 6.25%	7.55%	05/2021	10	10	—	10
Purfoods, LLC(4)	One stop	L + 6.25%	N/A (5)	05/2021	—	(1)	—	—
Smashburger Finance LLC*	Senior loan	L + 5.50%	6.80%	05/2018	503	502	0.1	478
Smashburger Finance LLC(4)	Senior loan	L + 5.50%	N/A (5)	05/2018	—	(6)	—	—
Surfside Coffee Company LLC*	One stop	L + 5.25%	6.55%	06/2020	2,327	2,313	0.3	2,327
Surfside Coffee Company LLC	One stop	L + 5.25%	6.54%	06/2020	176	175	—	176
Surfside Coffee Company LLC	One stop	L + 5.25%	6.46%	06/2020	26	25	—	26
Tate's Bake Shop, Inc.#	Senior loan	L + 5.00%	6.30%	08/2019	143	142	—	143
Uinta Brewing Company#	One stop	L + 8.50%	9.73%	08/2019	900	900	0.1	873
Uinta Brewing Company	One stop	L + 8.50%	9.72%	08/2019	130	129	—	125
					52,799	52,398	7.5	52,604
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.*	Senior loan	L + 4.75%	6.05%	05/2021	692	690	0.1	696

Building and Real Estate
Brooks Equipment Company, LLC*	One stop	L + 5.00%	6.21%	08/2020	6,068	6,068	0.9	6,068
Brooks Equipment Company, LLC*	One stop	L + 5.00%	6.20%	08/2020	1,495	1,485	0.2	1,495
Brooks Equipment Company, LLC	One stop	L + 5.00%	N/A (5)	08/2020	—	—	—	—
Jensen Hughes, Inc.#	Senior loan	L + 5.00%	6.23%	12/2021	115	114	—	115
MRI Software LLC#*	One stop	L + 6.00%	7.30%	06/2023	18,876	18,546	2.6	18,688
MRI Software LLC(4)	One stop	L + 6.00%	N/A (5)	06/2023	—	(63)	—	(63)
MRI Software LLC(4)	One stop	L + 6.00%	N/A (5)	06/2023	—	(97)	—	(2)
Paradigm DKD Group, LLC#	Senior loan	L + 4.75%	6.12%	11/2018	2,143	2,125	0.3	2,143
Paradigm DKD Group, LLC	Senior loan	P + 3.50%	7.34%	11/2018	566	560	0.1	566
					29,263	28,738	4.1	29,010

Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	7.05%	02/2020	1,044	1,035	0.1	1,044
Flexan, LLC	One stop	L + 5.75%	N/A (5)	02/2020	—	—	—	—
					1,044	1,035	0.1	1,044
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.#*	One stop	L + 5.75%	6.90%	09/2020	11,670	11,617	1.7	11,553
Chase Industries, Inc.*	One stop	L + 5.75%	6.90%	09/2020	1,545	1,545	0.2	1,529
Chase Industries, Inc.	One stop	L + 5.75%	6.84%	09/2020	104	105	—	98
Inventus Power, Inc.#	One stop	L + 6.50%	7.73%	04/2020	10,147	10,083	1.4	9,538
Inventus Power, Inc.(4)	One stop	L + 6.50%	N/A (5)	04/2020	—	(4)	—	(39)
Onicon Incorporated*	One stop	L + 6.00%	7.30%	04/2020	180	178	—	180
Onicon Incorporated	One stop	L + 6.00%	N/A (5)	04/2020	—	—	—	—
PetroChoice Holdings, Inc.*	Senior loan	L + 5.00%	6.12%	08/2022	1,633	1,592	0.2	1,633
Reladyne, Inc.#*	Senior loan	L + 5.25%	6.40%	07/2022	10,293	10,156	1.5	10,190
Reladyne, Inc.*	Senior loan	L + 5.25%	6.33%	07/2022	3,042	3,012	0.4	3,012
Reladyne, Inc.*	Senior loan	L + 5.25%	6.40%	07/2022	111	110	—	110
Reladyne, Inc.	Senior loan	L + 5.25%	6.35%	07/2022	70	69	—	69

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified/Conglomerate Manufacturing - (continued)
Reladyne, Inc.*	Senior loan	L + 5.25%	6.40%	07/2022	$36	$36	—%	$36
Reladyne, Inc.	Senior loan	L + 5.25%	6.40%	07/2022	13	11	—	11
Reladyne, Inc.	Senior loan	L + 5.25%	6.36%	07/2022	5	4	—	6
Reladyne, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	07/2022	—	(14)	—	(14)
Sunless Merger Sub, Inc.#	Senior loan	L + 5.00%	6.25%	07/2019	289	255	—	289
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	7.75%	07/2019	65	63	—	65
					39,203	38,818	5.4	38,266
Diversified/Conglomerate Service
Actiance, Inc.	One stop	L + 9.00%	10.23%	10/2019	1,918	1,863	0.3	1,918
Actiance, Inc.	One stop	L + 9.00%	10.23%	10/2019	20	20	—	20
Agility Recovery Solutions Inc.*	One stop	L + 6.50%	7.67%	03/2020	6,205	6,155	0.9	6,205
Agility Recovery Solutions Inc.(4)	One stop	L + 6.50%	N/A (5)	03/2020	—	(2)	—	—
Bomgar Corporation#*	One stop	L + 7.50%	8.80%	06/2022	28,425	27,951	4.1	28,425
Bomgar Corporation(4)	One stop	L + 7.50%	N/A (5)	06/2022	—	(2)	—	—
Clearwater Analytics, LLC#*	One stop	L + 7.50%	8.55%	09/2022	8,913	8,777	1.3	8,913
Clearwater Analytics, LLC	One stop	L + 7.50%	8.72%	09/2022	11	9	—	11
Daxko Acquisition Corporation#	One stop	L + 6.50%	7.73%	09/2022	8,424	8,314	1.2	8,424
Daxko Acquisition Corporation	One stop	L + 6.50%	N/A (5)	09/2022	—	—	—	—
DISA Holdings Acquisition Subsidiary Corp.*	Senior loan	L + 4.25%	5.40%	12/2020	1,324	1,315	0.2	1,324
DISA Holdings Acquisition Subsidiary Corp.#	Senior loan	L + 4.25%	5.47%	12/2020	129	128	—	129
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.25%	5.48%	12/2020	24	22	—	24
EGD Security Systems, LLC#*	One stop	L + 6.25%	7.37%	06/2022	10,372	10,265	1.5	10,372
EGD Security Systems, LLC*	One stop	L + 6.25%	7.55%	06/2022	98	97	—	98
EGD Security Systems, LLC	One stop	L + 6.25%	7.37%	06/2022	30	28	—	30
EGD Security Systems, LLC(4)	One stop	L + 6.25%	N/A (5)	06/2022	—	(1)	—	—
HealthcareSource HR, Inc.#*	One stop	L + 6.75%	8.05%	05/2020	9,816	9,700	1.4	9,816
HealthcareSource HR, Inc.(4)	One stop	L + 6.75%	N/A (5)	05/2020	—	(1)	—	—
Host Analytics, Inc.	One stop	N/A	8.50% cash/ 2.25% PIK	08/2021	1,373	1,360	0.2	1,373
Host Analytics, Inc.	One stop	N/A	8.50% cash/ 2.25% PIK	08/2021	1,151	1,090	0.2	1,151
Host Analytics, Inc.(4)	One stop	N/A	N/A (5)	08/2021	—	(3)	—	—
III US Holdings, LLC(4)	One stop	L + 6.00%	N/A (5)	09/2022	—	(1)	—	—
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	1,550	1,539	0.2	1,550
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	124	123	—	124
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	13	12	—	13
Maverick Bidco Inc.#	One stop	L + 6.25%	7.42%	04/2023	23,099	22,643	3.3	22,753
Maverick Bidco Inc.	One stop	L + 6.25%	7.48%	04/2023	27	25	—	25
Maverick Bidco Inc.(4)	One stop	L + 6.25%	N/A (5)	04/2023	—	(32)	—	—
Netsmart Technologies, Inc.#	Senior loan	L + 4.50%	5.80%	04/2023	1,637	1,623	0.2	1,649
Netsmart Technologies, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	04/2023	—	(8)	—	—
Professional Datasolutions, Inc.#	One stop	L + 5.50%	6.73%	05/2022	3,788	3,734	0.6	3,788
Professional Datasolutions, Inc.	One stop	L + 5.50%	N/A (5)	05/2022	—	—	—	—
PT Intermediate Holdings III, LLC#*	One stop	L + 6.50%	7.80%	06/2022	23,332	23,040	3.3	23,332
PT Intermediate Holdings III, LLC#	One stop	L + 6.50%	7.80%	06/2022	2,304	2,282	0.3	2,304
PT Intermediate Holdings III, LLC	One stop	L + 6.50%	8.19%	06/2022	143	140	—	143
Quickbase, Inc. #	One stop	L + 7.50%	8.80%	04/2022	21,029	20,679	3.0	20,818
Quickbase, Inc. (4)	One stop	L + 7.50%	N/A (5)	04/2022	—	(2)	—	(1)
Saba Software, Inc.#	One stop	L + 5.50%	6.73%	05/2023	26,572	26,120	3.7	26,306
Saba Software, Inc.(4)	One stop	L + 5.50%	N/A (5)	05/2023	—	(3)	—	(2)
Secure-24, LLC*	One stop	L + 5.00%	6.30%	08/2019	1,796	1,786	0.3	1,796
Secure-24, LLC	One stop	L + 5.00%	N/A (5)	08/2019	—	—	—	—
Severin Acquisition, LLC#	Senior loan	L + 4.75%	6.05%	07/2021	8,568	8,451	1.2	8,526
Severin Acquisition, LLC*	Senior loan	L + 5.38%	6.68%	07/2021	1,430	1,413	0.2	1,455
Severin Acquisition, LLC*	Senior loan	L + 5.00%	6.30%	07/2021	1,274	1,259	0.2	1,279

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified/Conglomerate Service - (continued)
Severin Acquisition, LLC#	Senior loan	L + 5.38%	6.68%	07/2021	$974	$961	0.1%	$990
Severin Acquisition, LLC*	Senior loan	L + 4.88%	6.18%	07/2021	314	310	—	314
Severin Acquisition, LLC(4)	Senior loan	L + 4.75%	N/A (5)	07/2021	—	(7)	—	—
Switchfly, Inc.	One stop	L + 10.00%	9.66% cash/ 1.50% PIK	04/2020	3,193	3,058	0.4	3,048
Switchfly, Inc.	One stop	L + 10.00%	N/A (5)	04/2020	—	—	—	—
Trintech, Inc.#*	One stop	L + 6.00%	7.17%	10/2021	9,871	9,776	1.4	9,871
Trintech, Inc.	One stop	L + 6.00%	N/A (5)	10/2021	—	—	—	—
Vendavo, Inc.	One stop	L + 8.50%	9.66%	10/2019	4,331	4,304	0.6	4,253
Vendavo, Inc.(4)	One stop	L + 8.50%	N/A (5)	10/2019	—	(2)	—	(6)
Vendor Credentialing Service LLC#*	One stop	L + 6.00%	7.23%	11/2021	13,650	13,471	1.9	13,650
Vendor Credentialing Service LLC(4)	One stop	L + 6.00%	N/A (5)	11/2021	—	(1)	—	—
Verisys Corporation#	One stop	L + 6.75%	8.05%	01/2023	4,817	4,750	0.7	4,817
Verisys Corporation(4)	One stop	L + 6.75%	N/A (5)	01/2023	—	(1)	—	—
Vitalyst, LLC#	Senior loan	L + 5.00%	6.25%	09/2017	86	86	—	86
Vitalyst, LLC	Senior loan	P + 4.00%	8.00%	09/2017	2	2	—	2
Workforce Software, LLC	One stop	L + 10.50%	4.66% cash/ 7.00% PIK	06/2021	22,507	22,381	3.2	22,507
Workforce Software, LLC	One stop	L + 10.50%	N/A (5)	06/2021	—	—	—	—
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 9.25%	9.72% cash/ 0.75% PIK	08/2021	4,653	4,582	0.7	4,653
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 9.25%	N/A (5)	08/2021	—	—	—	—
					259,317	255,578	36.8	258,276
Ecological
Pace Analytical Services, LLC#*	One stop	L + 6.00%	7.23%	09/2022	15,258	15,024	2.2	15,106
Pace Analytical Services, LLC#	One stop	L + 6.00%	7.30%	09/2022	1,419	1,397	0.2	1,405
Pace Analytical Services, LLC	One stop	L + 6.00%	7.26%	09/2022	350	345	—	346
Pace Analytical Services, LLC	One stop	L + 6.00%	7.22%	09/2022	25	24	—	24
Pace Analytical Services, LLC(4)	One stop	L + 6.00%	N/A (5)	09/2022	—	(50)	—	(33)
WRE Holding Corp.#	Senior loan	L + 4.75%	6.09%	01/2023	1,325	1,310	0.2	1,312
WRE Holding Corp.	Senior loan	L + 4.75%	N/A (5)	01/2023	—	—	—	—
WRE Holding Corp.(4)	Senior loan	L + 4.75%	N/A (5)	01/2023	—	(3)	—	(3)
WRE Holding Corp.(4)	Senior loan	L + 4.75%	N/A (5)	01/2023	—	(24)	—	(21)
					18,377	18,023	2.6	18,136
Electronics
Appriss Holdings, Inc.#*	Senior loan	L + 5.25%	6.55%	11/2020	10,244	10,165	1.5	10,244
Appriss Holdings, Inc.	Senior loan	L + 5.25%	6.50%	11/2020	896	888	0.1	896
Compusearch Software Holdings, Inc.*	Senior loan	L + 4.25%	5.43%	05/2021	709	708	0.1	709
Diligent Corporation#*	One stop	L + 6.25%	7.55%	04/2022	31,779	31,059	4.5	31,302
Diligent Corporation#*	One stop	L + 6.25%	7.55%	04/2022	8,913	8,772	1.2	8,779
Diligent Corporation#	One stop	L + 6.25%	7.55%	04/2022	7,885	7,770	1.1	7,767
Diligent Corporation(4)	One stop	L + 6.75%	N/A (5)	04/2022	—	(2)	—	(2)
ECI Acquisition Holdings, Inc.*	One stop	L + 6.25%	7.55%	03/2019	6,945	6,945	1.0	6,945
ECI Acquisition Holdings, Inc.#	One stop	L + 6.25%	7.55%	03/2019	450	450	0.1	450
ECI Acquisition Holdings, Inc.	One stop	L + 6.25%	N/A (5)	03/2019	—	—	—	—
Gamma Technologies, LLC*	One stop	L + 5.00%	6.23%	06/2021	4,949	4,916	0.7	4,949
Gamma Technologies, LLC(4)	One stop	L + 5.00%	N/A (5)	06/2021	—	(1)	—	—
LD Intermediate Holdings, Inc.*	Senior loan	L + 5.88%	7.06%	12/2022	2,897	2,685	0.4	2,756
Park Place Technologies LLC#*	One stop	L + 5.00%	6.30%	06/2022	13,562	13,413	1.9	13,562
Park Place Technologies LLC(4)	One stop	L + 5.00%	N/A (5)	06/2022	—	(2)	—	—
SEI, Inc.#	Senior loan	L + 4.75%	5.98%	07/2021	3,164	3,134	0.4	3,132
Sloan Company, Inc., The#	One stop	L + 7.25%	8.55%	04/2020	3,599	3,560	0.5	3,419
Sloan Company, Inc., The	One stop	L + 7.25%	8.46%	04/2020	20	20	—	17
Sovos Compliance#*	One stop	L + 7.25%	8.48%	03/2022	32,503	31,992	4.6	32,503
Sovos Compliance(4)	One stop	L + 7.25%	N/A (5)	03/2022	—	(1)	—	—
Sparta Holding Corporation*	One stop	L + 5.50%	6.73%	07/2020	695	695	0.1	695

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Electronics - (continued)
Sparta Holding Corporation	One stop	L + 5.50%	N/A (5)	07/2020	$—	$—	—%	$—
					129,210	127,166	18.2	128,123
Grocery
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	5.75%	10/2020	859	855	0.2	855
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	5.93%	10/2020	168	165	—	167
Teasdale Quality Foods, Inc.*	Senior loan	L + 4.75%	6.05%	10/2020	126	125	—	125
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	5.92%	10/2020	62	61	—	61
					1,215	1,206	0.2	1,208
Healthcare, Education and Childcare
Active Day, Inc.#*	One stop	L + 6.00%	7.23%	12/2021	11,555	11,404	1.6	11,555
Active Day, Inc.*	One stop	L + 6.00%	7.23%	12/2021	891	885	0.1	891
Active Day, Inc.	One stop	P + 5.00%	9.25%	12/2021	573	553	0.1	573
Active Day, Inc.(4)	One stop	L + 6.00%	N/A (5)	12/2021	—	(1)	—	—
Acuity Eyecare Holdings, LLC#	One stop	L + 6.75%	7.95%	03/2022	4,841	4,772	0.7	4,841
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	7.98%	03/2022	811	765	0.1	811
Acuity Eyecare Holdings, LLC(4)	One stop	L + 6.75%	N/A (5)	03/2022	—	(1)	—	—
ADCS Clinics Intermediate Holdings, LLC#	One stop	L + 5.75%	7.05%	05/2022	21,960	21,601	3.1	21,960
ADCS Clinics Intermediate Holdings, LLC#	One stop	L + 5.75%	7.05%	05/2022	109	108	—	109
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	9.00%	05/2022	48	46	—	48
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	7.05%	05/2022	32	32	—	32
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	9.00%	05/2022	5	1	—	5
Advanced Pain Management Holdings, Inc.#	Senior loan	L + 5.00%	6.25%	02/2018	5,800	5,799	0.7	5,220
Advanced Pain Management Holdings, Inc.#	Senior loan	L + 5.00%	6.25%	02/2018	397	397	0.1	357
Advanced Pain Management Holdings, Inc.	Senior loan	L + 5.00%	N/A (5)	02/2018	—	—	—	—
Agilitas USA, Inc.#	One stop	L + 6.00%	7.16%	04/2022	1,981	1,962	0.3	1,961
Agilitas USA, Inc.(4)	One stop	L + 6.00%	N/A (5)	04/2022	—	(1)	—	(1)
Agilitas USA, Inc.(4)	One stop	L + 6.00%	N/A (5)	04/2022	—	(16)	—	—
Apothecary Products, LLC*	Senior loan	L + 4.00%	5.72%	02/2019	1,857	1,857	0.3	1,857
Apothecary Products, LLC	Senior loan	L + 4.00%	5.35%	02/2019	367	367	0.1	367
Aris Teleradiology Company, LLC#*	Senior loan	L + 5.50%	6.80%	03/2021	2,513	2,492	0.3	2,312
Aris Teleradiology Company, LLC	Senior loan	L + 5.50%	6.66%	03/2021	25	25	—	23
Avalign Technologies, Inc.*	Senior loan	L + 4.50%	5.73%	07/2021	745	742	0.1	745
BIORECLAMATIONIVT, LLC#*	One stop	L + 5.75%	6.98%	01/2021	12,459	12,303	1.8	12,459
BIORECLAMATIONIVT, LLC(4)	One stop	L + 5.75%	N/A (5)	01/2021	—	(1)	—	—
California Cryobank, LLC*	One stop	L + 5.50%	6.80%	08/2019	2,641	2,641	0.4	2,641
California Cryobank, LLC*	One stop	L + 5.50%	6.80%	08/2019	1,228	1,213	0.2	1,228
California Cryobank, LLC*	One stop	L + 5.50%	6.80%	08/2019	355	355	0.1	355
California Cryobank, LLC	One stop	L + 5.50%	N/A (5)	08/2019	—	—	—	—
Certara L.P.#*	One stop	L + 5.50%	6.80%	12/2018	2,329	2,314	0.3	2,329
CLP Healthcare Services, Inc.*	Senior loan	L + 5.00%	6.30%	12/2020	939	932	0.1	920
Curo Health Services LLC#	Senior loan	L + 4.75%	5.93%	02/2022	829	829	0.1	840
DCA Investment Holding, LLC#*	One stop	L + 5.25%	6.48%	07/2021	14,639	14,508	2.1	14,639
DCA Investment Holding, LLC#*	One stop	L + 5.25%	6.48%	07/2021	13,660	13,498	1.9	13,660
DCA Investment Holding, LLC#*	One stop	L + 5.25%	6.48%	07/2021	6,119	6,015	0.9	6,119
DCA Investment Holding, LLC	One stop	P + 4.25%	8.50%	07/2021	377	364	0.1	377
DCA Investment Holding, LLC(4)	One stop	L + 5.25%	N/A (5)	07/2021	—	(3)	—	—
Deca Dental Management LLC	One stop	L + 6.25%	7.55%	07/2020	7,486	7,417	1.1	7,486
Deca Dental Management LLC*	One stop	L + 6.25%	7.48%	07/2020	911	905	0.1	911
Deca Dental Management LLC	One stop	L + 6.25%	7.48%	07/2020	50	50	—	50
Deca Dental Management LLC(4)	One stop	L + 6.25%	N/A (5)	07/2020	—	(7)	—	—
Dental Holdings Corporation*	One stop	L + 5.50%	6.67%	02/2020	3,314	3,283	0.5	3,314
Dental Holdings Corporation	One stop	L + 5.50%	6.70%	02/2020	505	499	0.1	505
Dental Holdings Corporation	One stop	L + 5.50%	6.70%	02/2020	98	94	—	98
eSolutions, Inc.#*	One stop	L + 6.50%	7.73%	03/2022	15,153	14,973	2.1	15,001
eSolutions, Inc.(4)	One stop	L + 6.50%	N/A (5)	03/2022	—	(1)	—	(1)

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare - (continued)
Excelligence Learning Corporation#	One stop	L + 6.00%	7.21%	04/2023	$6,315	$6,254	0.9%	$6,252
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	7.43%	05/2023	10,520	10,339	1.5	10,414
Eyecare Services Partners Holdings LLC(4)	One stop	L + 6.25%	N/A (5)	05/2023	—	(3)	—	(2)
Eyecare Services Partners Holdings LLC(4)	One stop	L + 6.25%	N/A (5)	05/2023	—	(81)	—	—
Immucor, Inc. #	Senior loan	L + 5.00%	6.00%	08/2018	2,244	2,221	0.3	2,267
Kareo, Inc.	One stop	L + 9.00%	10.29%	06/2022	5,755	5,495	0.8	5,697
Kareo, Inc.	One stop	L + 9.00%	N/A (5)	06/2022	—	—	—	—
Katena Holdings, Inc.*	One stop	L + 6.25%	7.55%	06/2021	4,532	4,501	0.6	4,532
Katena Holdings, Inc.*	One stop	L + 6.25%	7.55%	06/2021	442	439	0.1	442
Katena Holdings, Inc.	One stop	P + 5.25%	9.50%	06/2021	54	53	—	54
Lombart Brothers, Inc.#	One stop	L + 6.75%	8.05%	04/2022	3,386	3,331	0.5	3,386
Lombart Brothers, Inc.#(7)	One stop	L + 6.75%	8.05%	04/2022	1,554	1,529	0.2	1,554
Lombart Brothers, Inc.(7)	One stop	L + 6.75%	N/A (5)	04/2022	—	—	—	—
Lombart Brothers, Inc.(4)	One stop	L + 6.75%	N/A (5)	04/2022	—	(1)	—	—
Maverick Healthcare Group, LLC#	Senior loan	P + 8.50%	10.75% cash/ 2.00% PIK	12/2017	639	639	0.1	594
Maverick Healthcare Group, LLC	Senior loan	P + 6.50%	5.25% cash/ 5.50% PIK	12/2017	27	27	—	27
MWD Management, LLC & MWD Services, Inc.#	One stop	L + 5.25%	6.55%	06/2023	1,312	1,295	0.2	1,298
MWD Management, LLC & MWD Services, Inc.(4)	One stop	L + 5.25%	N/A (5)	06/2022	—	(1)	—	(1)
MWD Management, LLC & MWD Services, Inc.(4)	One stop	L + 5.25%	N/A (5)	06/2023	—	(42)	—	—
Oliver Street Dermatology Holdings, LLC#*	One stop	L + 6.50%	7.80%	05/2022	8,828	8,695	1.3	8,828
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.69%	05/2022	160	141	—	160
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	8.10%	05/2022	74	73	—	74
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.67%	05/2022	46	45	—	46
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.50%	7.80%	05/2022	42	41	—	42
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.80%	05/2022	33	32	—	33
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.66%	05/2022	30	30	—	30
Pinnacle Treatment Centers, Inc.#	One stop	L + 6.25%	7.37%	08/2021	9,772	9,632	1.4	9,772
Pinnacle Treatment Centers, Inc.	One stop	P + 5.00%	9.25%	08/2021	22	21	—	22
Pinnacle Treatment Centers, Inc.(4)	One stop	L + 6.25%	N/A (5)	08/2021	—	(2)	—	—
PPT Management Holdings, LLC#*	One stop	L + 6.00%	7.30%	12/2022	11,741	11,500	1.7	11,741
PPT Management Holdings, LLC	One stop	L + 6.00%	7.22%	12/2022	150	146	—	150
PPT Management Holdings, LLC	One stop	L + 6.00%	7.30%	12/2022	110	107	—	110
Premise Health Holding Corp.*	One stop	L + 4.50%	5.80%	06/2020	1,992	1,992	0.3	1,992
Premise Health Holding Corp.	One stop	L + 4.50%	N/A (5)	06/2020	—	—	—	—
Pyramid Healthcare, Inc.	One stop	L + 6.50%	7.72%	08/2019	84	82	—	84
Radiology Partners, Inc.#	One stop	L + 5.75%	7.05%	09/2020	4,410	4,369	0.6	4,410
Radiology Partners, Inc.	One stop	L + 5.75%	7.05%	09/2020	100	99	—	100
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	6.30%	12/2017	1,153	1,152	0.2	1,153
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	8.25%	12/2017	94	94	—	94
Riverchase MSO, LLC#*	Senior loan	L + 5.25%	6.55%	10/2022	4,953	4,886	0.7	4,953
Riverchase MSO, LLC	Senior loan	L + 5.25%	6.55%	10/2022	21	20	—	21
RXH Buyer Corporation#	One stop	L + 5.75%	7.05%	09/2021	11,162	11,006	1.6	10,939
RXH Buyer Corporation*	One stop	L + 5.75%	7.05%	09/2021	1,263	1,254	0.2	1,238
RXH Buyer Corporation	One stop	L + 5.75%	7.58%	09/2021	55	52	—	51
SLMP, LLC#	One stop	L + 6.00%	7.23%	05/2023	2,895	2,853	0.4	2,866
SLMP, LLC	One stop	N/A	7.50% PIK	05/2027	109	109	—	109
SLMP, LLC(4)	One stop	L + 6.00%	N/A (5)	05/2023	—	(1)	—	(1)
SLMP, LLC(4)	One stop	L + 6.00%	N/A (5)	05/2023	—	(28)	—	—
Spear Education, LLC*	One stop	L + 5.75%	6.90%	08/2019	3,513	3,501	0.5	3,513
Spear Education, LLC	One stop	L + 5.75%	6.90%	08/2019	180	179	—	180
Spear Education, LLC	One stop	L + 5.75%	N/A (5)	08/2019	—	—	—	—
Summit Behavioral Holdings I, LLC*	One stop	L + 5.00%	6.23%	06/2021	4,147	4,105	0.6	4,147

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare - (continued)
Summit Behavioral Holdings I, LLC	One stop	L + 5.00%	6.23%	06/2021	$114	$112	—%	$114
Summit Behavioral Holdings I, LLC	One stop	L + 5.00%	6.23%	06/2021	15	15	—	15
WHCG Management, LLC#*	Senior loan	L + 4.75%	6.05%	03/2023	6,207	6,134	0.9	6,207
WHCG Management, LLC(4)	Senior loan	L + 4.75%	N/A (5)	03/2023	—	(1)	—	—
WHCG Management, LLC(4)	Senior loan	L + 4.75%	N/A (5)	03/2023	—	(54)	—	—
WIRB-Copernicus Group, Inc.#	Senior loan	L + 5.00%	6.30%	08/2022	9,410	9,330	1.3	9,410
WIRB-Copernicus Group, Inc.#	Senior loan	L + 5.00%	6.30%	08/2022	5,435	5,390	0.8	5,435
WIRB-Copernicus Group, Inc.	Senior loan	L + 5.00%	N/A (5)	08/2022	—	—	—	—
Young Innovations, Inc.#	Senior loan	L + 5.00%	6.30%	01/2019	134	133	—	134
					262,836	259,209	37.2	261,283
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC#	Senior loan	L + 4.50%	5.80%	02/2022	600	597	0.1	599
CST Buyer Company*	Senior loan	L + 6.25%	7.61%	03/2023	3,359	3,272	0.5	3,359
CST Buyer Company(4)	Senior loan	L + 6.25%	N/A (5)	03/2023	—	(1)	—	—
Plano Molding Company, LLC#	One stop	L + 7.50%	8.63%	05/2021	7,009	6,933	0.9	6,588
					10,968	10,801	1.5	10,546
Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC#*	One stop	L + 5.50%	6.72%	06/2022	11,072	10,879	1.6	10,878
Aimbridge Hospitality, LLC	One stop	L + 5.50%	6.72%	06/2022	302	276	—	279
Aimbridge Hospitality, LLC(4)	One stop	L + 5.50%	N/A (5)	06/2022	—	(1)	—	(1)
					11,374	11,154	1.6	11,156
Insurance
Captive Resources Midco, LLC#*	One stop	L + 5.75%	6.95%	06/2020	7,950	7,888	1.1	7,950
Captive Resources Midco, LLC(4)	One stop	L + 5.75%	N/A (5)	06/2020	—	(3)	—	—
Captive Resources Midco, LLC(4)	One stop	L + 5.75%	N/A (5)	06/2020	—	(8)	—	—
Higginbotham Insurance Agency, Inc.*	Senior loan	L + 5.00%	6.23%	11/2021	1,375	1,366	0.2	1,375
Internet Pipeline, Inc.#*	One stop	L + 7.25%	8.48%	08/2022	10,326	10,170	1.5	10,223
Internet Pipeline, Inc.#*	One stop	L + 6.25%	7.42%	08/2022	4,461	4,417	0.6	4,417
Internet Pipeline, Inc.(4)	One stop	L + 7.25%	N/A (5)	08/2021	—	(1)	—	—
RSC Acquisition, Inc.#*	Senior loan	L + 5.25%	6.55%	11/2022	4,013	3,993	0.6	3,993
RSC Acquisition, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	11/2022	—	(34)	—	(36)
					28,125	27,788	4.0	27,922
Leisure, Amusement, Motion Pictures, Entertainment
NFD Operating, LLC*	One stop	L + 7.00%	8.25%	06/2021	2,175	2,149	0.3	2,175
NFD Operating, LLC	One stop	L + 7.00%	N/A (5)	06/2021	—	—	—	—
NFD Operating, LLC(4)	One stop	L + 7.00%	N/A (5)	06/2021	—	(1)	—	—
PADI Holdco, Inc.#	One stop	L + 6.50%	7.80%	04/2023	25,593	25,221	3.6	25,209
PADI Holdco, Inc.	One stop	L + 6.50%	7.80%	04/2022	53	51	—	51
Self Esteem Brands, LLC#*	Senior loan	L + 4.75%	5.98%	02/2020	9,855	9,786	1.4	9,855
Teaching Company, The#*	One stop	L + 6.25%	7.37%	08/2020	12,117	12,060	1.7	11,633
Teaching Company, The	One stop	L + 6.25%	7.73%	08/2020	113	112	—	107
Titan Fitness, LLC*	One stop	L + 7.00%	8.25%	09/2019	1,959	1,959	0.3	1,959
Titan Fitness, LLC	One stop	L + 7.00%	8.25%	09/2019	295	293	—	295
Titan Fitness, LLC#	One stop	L + 7.00%	8.25%	09/2019	259	259	—	259
Titan Fitness, LLC	One stop	L + 7.00%	N/A (5)	09/2019	—	—	—	—
Titan Fitness, LLC(4)	One stop	L + 7.00%	N/A (5)	09/2019	—	(2)	—	—
					52,419	51,887	7.3	51,543
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.#	One stop	L + 11.00%	10.25% cash/ 2.00% PIK	08/2018	194	194	—	156
Benetech, Inc.	One stop	P + 9.75%	11.97% cash/ 2.00% PIK	08/2018	16	16	—	6
					210	210	—	162

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Oil and Gas
Drilling Info, Inc.*	One stop	L + 6.15%	7.45%	06/2020	$3,803	$3,764	0.6%	$3,803
Drilling Info, Inc.*	One stop	L + 6.25%	7.54%	06/2020	926	913	0.1	926
					4,729	4,677	0.7	4,729
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	6.80%	11/2021	4,885	4,849	0.7	4,885
Georgica Pine Clothiers, LLC#	One stop	L + 5.50%	6.80%	11/2021	427	423	0.1	427
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	6.80%	11/2021	299	297	—	299
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	6.80%	11/2021	38	37	—	38
IMPLUS Footwear, LLC#	One stop	L + 6.75%	8.04%	04/2021	13,912	13,793	2.0	13,912
IMPLUS Footwear, LLC#	One stop	L + 6.75%	7.91%	04/2021	2,449	2,428	0.4	2,449
Massage Envy, LLC*	One stop	L + 6.75%	8.05%	09/2020	3,160	3,139	0.5	3,160
Massage Envy, LLC	One stop	L + 6.75%	7.93%	09/2020	100	99	—	100
Massage Envy, LLC	One stop	L + 6.75%	7.97%	09/2020	72	71	—	72
Massage Envy, LLC	One stop	L + 6.75%	7.97%	09/2020	21	20	—	21
Massage Envy, LLC	One stop	L + 6.75%	8.01%	09/2020	10	10	—	10
Orthotics Holdings, Inc.#	One stop	L + 6.00%	7.23%	02/2020	3,704	3,670	0.5	3,704
Orthotics Holdings, Inc.#(7)	One stop	L + 6.00%	7.23%	02/2020	607	602	0.1	607
Orthotics Holdings, Inc.(4)(7)	One stop	L + 6.00%	N/A (5)	02/2020	—	(1)	—	—
Orthotics Holdings, Inc.(4)	One stop	L + 6.00%	N/A (5)	02/2020	—	(5)	—	—
Team Technologies Acquisition Company*	Senior loan	L + 5.00%	6.25%	12/2017	269	269	—	268
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	6.75%	12/2017	50	50	—	50
Team Technologies Acquisition Company	Senior loan	L + 5.00%	N/A (5)	12/2017	—	—	—	—
					30,003	29,751	4.3	30,002
Personal, Food and Miscellaneous Services
Clarkson Eyecare LLC#*	One stop	L + 6.25%	7.55%	04/2021	17,234	17,031	2.4	17,234
Clarkson Eyecare LLC	One stop	L + 6.25%	7.55%	04/2021	8,551	8,485	1.2	8,551
Clarkson Eyecare LLC#	One stop	L + 6.25%	7.55%	04/2021	2,963	2,941	0.4	2,963
Clarkson Eyecare LLC#	One stop	L + 6.25%	7.55%	04/2021	2,523	2,505	0.4	2,523
Clarkson Eyecare LLC#	One stop	L + 6.25%	7.55%	04/2021	665	665	0.1	665
Clarkson Eyecare LLC	One stop	L + 6.25%	7.55%	04/2021	718	664	0.1	718
Clarkson Eyecare LLC#	One stop	L + 6.25%	7.55%	04/2021	490	481	0.1	490
Clarkson Eyecare LLC	One stop	L + 6.25%	7.55%	04/2021	277	272	—	277
Community Veterinary Partners, LLC(4)	One stop	L + 5.50%	N/A (5)	10/2021	—	(1)	—	—
Ignite Restaurant Group, Inc (Joe's Crab Shack)*(6)	One stop	P + 6.00%	10.25%	02/2019	1,038	1,039	0.1	395
PetVet Care Centers LLC#	One stop	L + 6.00%	7.22%	06/2023	11,010	10,902	1.6	10,900
PetVet Care Centers LLC	One stop	L + 6.00%	7.22%	06/2023	14	11	—	11
PetVet Care Centers LLC(4)	One stop	L + 6.00%	N/A (5)	06/2023	—	(59)	—	(60)
R.G. Barry Corporation#	Senior loan	L + 5.00%	6.23%	09/2019	1,265	1,265	0.2	1,265
Southern Veterinary Partners, LLC*	One stop	L + 5.00%	6.13%	06/2020	1,585	1,573	0.2	1,577
Southern Veterinary Partners, LLC	One stop	L + 5.00%	N/A (5)	06/2020	—	—	—	—
Southern Veterinary Partners, LLC(4)	One stop	L + 5.00%	N/A (5)	06/2020	—	(19)	—	—
Vetcor Professional Practices LLC#*	One stop	L + 6.25%	7.55%	04/2021	27,346	26,928	3.9	27,346
Vetcor Professional Practices LLC	One stop	L + 6.25%	7.55%	04/2021	2,366	2,329	0.3	2,366
Vetcor Professional Practices LLC	One stop	L + 6.25%	7.55%	04/2021	1,622	1,501	0.2	1,622
Vetcor Professional Practices LLC#	One stop	L + 6.25%	7.55%	04/2021	630	624	0.1	630
Vetcor Professional Practices LLC*	One stop	L + 6.25%	7.55%	04/2021	624	615	0.1	624
Vetcor Professional Practices LLC*	One stop	L + 6.25%	7.55%	04/2021	490	490	0.1	490
Vetcor Professional Practices LLC*	One stop	L + 6.25%	7.55%	04/2021	477	470	0.1	477
Vetcor Professional Practices LLC*	One stop	L + 6.25%	7.55%	04/2021	188	186	—	188
Vetcor Professional Practices LLC*	One stop	L + 6.25%	7.55%	04/2021	154	152	—	154
Vetcor Professional Practices LLC(4)	One stop	L + 6.25%	N/A (5)	04/2021	—	(4)	—	—
Veterinary Specialists of North America, LLC#*	One stop	L + 5.25%	6.42%	07/2021	3,862	3,820	0.5	3,862
Veterinary Specialists of North America, LLC	One stop	L + 5.25%	6.55%	07/2021	49	41	—	49

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Personal, Food and Miscellaneous Services - (continued)
Veterinary Specialists of North America, LLC#	One stop	L + 5.25%	6.43%	07/2021	$33	$33	—%	$33
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.25%	N/A (5)	07/2021	—	(1)	—	—
Wetzel's Pretzels, LLC*	One stop	L + 6.75%	7.83%	09/2021	6,231	6,138	0.9	6,231
Wetzel's Pretzels, LLC(4)	One stop	L + 6.75%	N/A (5)	09/2021	—	(1)	—	—
					92,405	91,076	13.0	91,581
Printing and Publishing
Brandmuscle, Inc.#	Senior loan	L + 5.00%	6.30%	12/2021	539	535	0.1	544
Marketo, Inc.	One stop	L + 9.50%	10.80%	08/2021	20,640	20,129	2.9	20,640
Marketo, Inc.(4)	One stop	L + 9.50%	N/A (5)	08/2021	—	(1)	—	—
					21,179	20,663	3.0	21,184
Retail Stores
Batteries Plus Holding Corporation#*	One stop	L + 6.75%	7.98%	07/2022	13,119	12,944	1.9	13,119
Batteries Plus Holding Corporation(4)	One stop	L + 6.75%	N/A (5)	07/2022	—	(2)	—	—
CVS Holdings I, LP#*	One stop	L + 6.25%	7.48%	08/2021	17,184	16,960	2.5	17,184
CVS Holdings I, LP#	One stop	L + 6.25%	7.48%	08/2021	248	244	—	248
CVS Holdings I, LP(4)	One stop	L + 6.25%	N/A (5)	08/2020	—	(2)	—	—
CVS Holdings I, LP(4)	One stop	L + 6.25%	N/A (5)	08/2021	—	(7)	—	—
Cycle Gear, Inc.*	One stop	L + 6.50%	7.65%	01/2020	7,591	7,524	1.1	7,591
Cycle Gear, Inc.(4)	One stop	L + 6.50%	N/A (5)	01/2020	—	(7)	—	—
Cycle Gear, Inc.(4)	One stop	L + 6.50%	N/A (5)	01/2020	—	(8)	—	—
DTLR, Inc.#*	One stop	L + 6.50%	7.67%	10/2020	9,705	9,640	1.4	9,705
Elite Sportswear, L.P.#	Senior loan	L + 5.25%	6.55%	03/2020	3,101	3,077	0.4	3,108
Elite Sportswear, L.P.#	Senior loan	L + 5.00%	6.30%	03/2020	1,247	1,237	0.2	1,242
Elite Sportswear, L.P.#	Senior loan	L + 5.25%	6.55%	03/2020	642	637	0.1	643
Elite Sportswear, L.P.	Senior loan	P + 3.75%	8.00%	03/2020	330	327	—	328
Elite Sportswear, L.P.#	Senior loan	L + 5.25%	6.55%	03/2020	97	97	—	98
Elite Sportswear, L.P.#	Senior loan	L + 5.25%	6.49%	03/2020	93	93	—	94
Elite Sportswear, L.P.	One stop	L + 5.00%	6.62%	06/2018	17	17	—	17
Feeders Supply Company, LLC#*	One stop	L + 5.75%	6.98%	04/2021	4,822	4,775	0.7	4,822
Feeders Supply Company, LLC	Subordinated debt	N/A	12.50% cash/ 7.00% PIK	04/2021	54	54	—	54
Feeders Supply Company, LLC	One stop	L + 5.75%	N/A (5)	04/2021	—	—	—	—
Marshall Retail Group, LLC, The#	One stop	L + 6.00%	7.15%	08/2020	3,150	3,150	0.5	3,150
Marshall Retail Group, LLC, The	One stop	P + 4.75%	9.00%	08/2019	115	115	—	115
Mills Fleet Farm Group LLC#*	One stop	L + 5.50%	6.73%	02/2022	11,650	11,142	1.7	11,650
Pet Holdings ULC#(7)(8)	One stop	L + 5.50%	6.65%	07/2022	32,430	31,886	4.6	32,430
Pet Holdings ULC(7)(8)	One stop	P + 4.50%	8.75%	07/2022	120	117	—	120
Pet Holdings ULC(7)(8)	One stop	L + 5.50%	6.62%	07/2022	28	27	—	28
Sneaker Villa, Inc.#	One stop	L + 7.75%	8.98%	12/2020	172	170	—	172
					105,915	104,207	15.1	105,918
Telecommunications
NetMotion Wireless Holdings, Inc.*	One stop	L + 6.25%	7.55%	10/2021	7,297	7,203	1.0	7,297
NetMotion Wireless Holdings, Inc.(4)	One stop	L + 6.25%	N/A (5)	10/2021	—	(1)	—	—
					7,297	7,202	1.0	7,297
Textile and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	6.23%	10/2022	1,922	1,886	0.3	1,922
SHO Holding I Corporation	Senior loan	L + 4.00%	5.15%	10/2021	16	16	—	14
					1,938	1,902	0.3	1,936

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Utilities
Arcos, LLC*	One stop	L + 6.00%	7.30%	02/2021	$3,411	$3,384	0.5%	$3,411
Arcos, LLC	One stop	L + 6.00%	N/A (5)	02/2021	—	—	—	—
PowerPlan Holdings, Inc.*	Senior loan	L + 4.75%	6.05%	02/2022	2,528	2,503	0.4	2,528
PowerPlan Holdings, Inc.*	Senior loan	L + 4.75%	5.98%	02/2022	805	790	0.1	805
					6,744	6,677	1.0	6,744
Total non-controlled/non-affiliate company debt investments					$1,245,040	$1,227,268	176.0%	$1,236,695

Equity investments (9)(10)
Aerospace and Defense
Whitcraft LLC	Common stock	N/A	N/A	N/A	7	$688	0.1%	$688

Automobile
Polk Acquisition Corp.	LP interest	N/A	N/A	N/A	4	401	—	340

Beverage, Food and Tobacco
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	17	84	—	57
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	8	24	—	16
P&P Food Safety US Acquisition, Inc.	LLC interest	N/A	N/A	N/A	2	203	—	217
Purfoods, LLC	LLC interest	N/A	N/A	N/A	355	355	0.1	412
						666	0.1	702
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	40	—	47
Flexan, LLC	Common stock	N/A	N/A	N/A	—	—	—	10
						40	—	57
Diversified/Conglomerate Manufacturing
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	259	—	25
Inventus Power, Inc.	Common stock	N/A	N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	242	0.1	423
						501	0.1	448
Diversified/Conglomerate Service
Actiance, Inc.	Warrant	N/A	N/A	N/A	248	59	—	74
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	30	152	—	206
Bomgar Corporation	Common stock	N/A	N/A	N/A	1	620	0.1	591
Bomgar Corporation	Common stock	N/A	N/A	N/A	415	6	—	—
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	165	—	176
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	154	58	—	121
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	1	597	0.1	597
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	399	0.1	431
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	99	4	—	102
Quickbase, Inc.	Common stock	N/A	N/A	N/A	615	412	0.1	802
Switchfly, Inc.	Warrant	N/A	N/A	N/A	79	114	—	113
Verisys Corporation	LLC interest	N/A	N/A	N/A	318	318	0.1	318
Workforce Software, LLC	LLC units	N/A	N/A	N/A	1,309	1,309	0.2	1,418
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	41	33	—	30
						4,246	0.7	4,979
Ecological
Pace Analytical Services, LLC	Common stock	N/A	N/A	N/A	3	274	—	331

Electronics
Diligent Corporation (11)	Preferred stock	N/A	N/A	N/A	535	424	0.1	781
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	82	—	241
SEI, Inc.	LLC units	N/A	N/A	N/A	207	161	0.1	245
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	59	—	4
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	7	—	—

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Electronics - (continued)
Syncsort Incorporated	Preferred stock	N/A	N/A	N/A	78	$194	0.1%	$494
						927	0.3	1,765
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	529	0.1	585
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	419	419	0.1	419
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	596	0.1	567
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	—
BIORECLAMATIONIVT, LLC	LLC units	N/A	N/A	N/A	—	323	0.1	467
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	5,253	525	0.1	607
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	53	5	—	48
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	651	651	0.1	748
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	359	359	0.1	352
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	81	—	70
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	—	—	—
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	304	0.1	304
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	3	—	3
Kareo, Inc.	Warrant	N/A	N/A	N/A	27	203	—	203
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	205	—	199
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	—	123	—	163
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	154	154	—	154
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	218	218	—	275
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	216	—	195
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	—
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	4	443	—	132
SLMP, LLC	LLC interest	N/A	N/A	N/A	334	334	0.1	334
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	281	—	281
						5,980	0.9	6,106
Insurance
Internet Pipeline, Inc. (11)	Preferred stock	N/A	N/A	N/A	—	153	—	175
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	93	2	0.1	232
						155	0.1	407
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.#	LLC interest	N/A	N/A	N/A	—	—	—	—
Benetech, Inc.#	LLC interest	N/A	N/A	N/A	—	—	—	—
						—	—	—
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	LLC units	N/A	N/A	N/A	9	91	—	92

Personal, Food and Miscellaneous Services
Clarkson Eyecare LLC	LLC units	N/A	N/A	N/A	—	63	—	131
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	1	98	—	119
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	49	—	49
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	52	3	—	3
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	498	298	0.1	325
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	55	55	0.1	601
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	56	—	78
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	149	—	166
						771	0.2	1,472
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	207	—	203

Retail Stores
Batteries Plus Holding Corporation	LP interest	N/A	N/A	N/A	5	505	0.1	626
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	8	111	—	174

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Retail Stores - (continued)
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	$70	—%	$55
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	2	179	—	199
Feeders Supply Company, LLC	Common stock	N/A	N/A	N/A	—	—	—	89
Pet Holdings ULC(7)(8)	LP interest	N/A	N/A	N/A	222	188	—	195
						1,053	0.1	1,338
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	—	116	—	115
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	68	1	—	104
						117	—	219

Total non-controlled/non-affiliate company equity investments						$16,117	2.6%	$19,147

Total non-controlled/non-affiliate company investments					$1,245,040	$1,243,385	178.6%	$1,255,842

Controlled affiliate company investments(12)
Equity investments
Investment Funds and Vehicles
GCIC Senior Loan Fund LLC(7)(13)	LLC interest	N/A	N/A	N/A		$47,175	6.9%	$48,118

Total controlled affiliate company equity investments						$47,175	6.9%	$48,118

Total controlled affiliate company investments						$47,175	6.9%	$48,118

Total investments					$1,245,040	$1,290,560	185.5%	$1,303,960

Cash and cash equivalents and restricted cash and cash equivalents
Cash and restricted cash						$47,427	6.8%	$47,427
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.61% (14)			309	0.1	309
Total cash and cash equivalents and restricted cash and cash equivalents						$47,736	6.9%	$47,736

Total investments and cash and cash equivalents and restricted cash and cash equivalents						$1,338,296	192.4%	$1,351,696

#	Denotes that all or a portion of the investment collateralizes the Credit Facility (as defined in Note 8).
*	Denotes that all or a portion of the investment secures the notes offered in the GCIC 2016 Debt Securitization (as defined in Note 8).
(1)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) or Prime (‘‘P’’) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at June 30, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at June 30, 2017.
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
(5)The entire commitment was unfunded as of June 30, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(6)Loan was on non-accrual status as of June 30, 2017, meaning that the Company has ceased recognizing interest income on the loan.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2017, total non-qualifying assets at fair value represented 6.1% of the Company’s assets calculated in accordance with the 1940 Act.
(8)The headquarters of this portfolio company is located in Canada.
(9)Equity investments are non-income producing securities unless otherwise noted.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

(10) Ownership of certain equity investments may occur through a holding company or partnership.
(11)The Company holds an equity investment that entitles it to receive preferential dividends.
(12) As defined in the 1940 Act, the Company is deemed to be both an ‘‘Affiliated Person’’ of and ‘‘Control’’ this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 6 in the accompanying notes to the consolidated financial statements for transactions during the nine months ended June 30, 2017 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(13)The Company receives quarterly profit distributions from its equity investment in GCIC Senior Loan Fund LLC. (See Note 5 in the accompanying notes to the consolidated financial statements).
(14)The rate shown is the annualized seven-day yield as of June 30, 2017.

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

(1)
The majority of the investments bear interest at a rate that may be determined by reference to LIBOR or Prime and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

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

(5)	The entire commitment was unfunded as of September 30, 2016. As such, no interest is being earned on this investment.

(6)	Loan was on non-accrual status as of September 30, 2016, meaning that the Company has ceased recognizing interest income on the loan.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2017, interest income included $2,211 and $4,590, respectively, of accretion of discounts. For the three and nine months ended June 30, 2016, interest income included $652 and $2,055, respectively, of accretion of discounts. For the three and nine months ended June 30, 2017, the Company received loan origination fees of $4,482 and $7,402, respectively. For the three and nine months ended June 30, 2016, the Company received loan origination fees of $4,556 and $9,604, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2017, the Company recorded PIK income of $469 and $1,377, respectively, and received PIK payments in cash of $9 and $74, respectively. For the three and nine months ended June 30, 2016, the Company recorded PIK income of $120 and $164, respectively, and received PIK payments in cash of $1 and $1, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three and nine months ended June 30, 2017, fee income included $820 and $1,025, respectively, of prepayment premiums. For the three and nine months ended June 30, 2016, fee income included $1 and $362, respectively, of prepayment premiums.

For the three and nine months ended June 30, 2017, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, of $22,275 and $60,956, respectively. For the three and nine months ended June 30, 2016, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, of $13,128 and $34,095, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from LLC and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and nine months ended June 30, 2017, the Company recorded dividend income of $1,373 and $3,037, respectively, and return of capital distributions of $4,479 and $9,288, respectively. For the three and nine months ended June 30, 2016, the Company recorded dividend income of $48 and $65, respectively, and return of capital distributions of $157 and $196, respectively.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $420 and $16 as of June 30, 2017 and September 30, 2016, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three and nine months ended June 30, 2017 and 2016, no amount was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2017. The Company's tax returns for the 2014 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2017 and September 30, 2016, the Company had deferred debt issuance costs of $2,910 and $5,073, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three and nine months ended June 30, 2017 was $741 and $2,522, respectively. Amortization expense for the three and nine months ended June 30, 2016 was $545 and $1,509, respectively.

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

Note 3.    Stockholders’ Equity

GCIC is authorized to issue 1,000,000 shares of preferred stock at a par value of $0.001 per share and 100,000,000 shares of common stock at a par value of $0.001 per share. Since the commencement of operations on December 31, 2014, GCIC entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including with affiliates of the Investment Adviser, providing for the private placement of GCIC’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase GCIC’s common stock, at a price per share equal to the most recent NAV per share as determined by the Board (subject to adjustment to the extent required by Section 23 of the 1940 Act), up to the amount of their respective capital subscriptions on an as-needed basis as determined by GCIC with a minimum of 10 calendar days prior notice.

As of June 30, 2017 and September 30, 2016, GCIC had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2017		As of September 30, 2016
	Subscriptions	Contributions	Subscriptions	Contributions
GCIC Stockholders	$1,301,643	$660,422	$942,904	$594,263
Total	$1,301,643	$660,422	$942,904	$594,263

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of June 30, 2017 and September 30, 2016, the ratio of total contributed capital to total capital subscriptions was 50.7% and 63.0%, respectively, and GCIC had uncalled capital commitments of $641,221 and $348,641, respectively.

The following table summarizes the shares of GCIC common stock issued and outstanding for the nine months ended June 30, 2017 and 2016:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares outstanding, September 30, 2015		20,843,155.219	$15.00	$312,647

Issuance of shares	11/06/2015	1,329,458.533	15.00	19,942
Issuance of shares	12/14/2015	2,078,187.800	15.00	31,173
Issuance of shares	02/23/2016	2,488,930.923	15.00	37,334
Issuance of shares	05/16/2016	1,994,478.077	15.00	29,917
Issuance of shares	06/02/2016	1,994,478.077	15.00	29,917
Issuance of shares	06/21/2016	2,707,383.731	15.00	40,611

Shares issued for capital drawdowns		12,592,917.141	$15.00	$188,894

Issuance of shares (1)	11/20/2015	182,861.440	15.00	2,743
Issuance of shares (1)	12/30/2015	168,295.009	15.00	2,524
Issuance of shares (1)	02/26/2016	170,848.215	15.00	2,563
Issuance of shares (1)	05/20/2016	164,469.664	15.00	2,467
Shares issued through DRIP		686,474.328	$15.00	$10,297

Shares outstanding, June 30, 2016		34,122,546.688	$15.00	$511,838

Shares outstanding, September 30, 2016		41,087,178.250	$15.00	$616,307

Issuance of shares	04/03/2017	2,187,285.533	$15.00	32,809
Issuance of shares	05/01/2017	2,223,285.533	$15.00	33,349

Shares issued for capital drawdowns		4,410,571.066	$15.00	$66,158

Issuance of shares (1)	11/21/2016	355,195.794	15.00	5,329
Issuance of shares (1)	12/30/2016	327,120.972	15.00	4,907
Issuance of shares (1)	02/27/2017	335,502.470	15.00	5,032
Issuance of shares (1)	05/19/2017	313,775.384	15.00	4,707
Shares issued through DRIP		1,331,594.620	$15.00	$19,975

Shares outstanding, June 30, 2017		46,829,343.936	$15.00	$702,440

(1)	Shares issued through the DRIP.

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

The base management fee is calculated at an annual rate equal to the lesser of (a) 1.50% or (b) the base management fee of Golub Capital BDC, Inc. (currently 1.375%) in either case on the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents and restricted cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. Base management fees for any partial quarter are appropriately pro-rated. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GCIC, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. For periods prior to the earlier of (1) the date of the pricing of an initial public offering or listing on a national securities exchange of the securities of GCIC or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement and as described above. For the three and nine months ended June 30, 2017, the base management fee irrevocably waived by the Investment Adviser was $1,162 and $3,256, respectively. For the three and nine months ended June 30, 2016, the base management fee irrevocably waived by the Investment Adviser was $729 and $1,856, respectively.

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

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For the three and nine months ended June 30, 2017, the Income Incentive Fee incurred was $3,256 and $7,132, respectively. For the three and nine months ended June 30, 2016, the Income Incentive Fee incurred was $1,336 and $3,041, respectively.

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

For the three and nine months ended June 30, 2017, the Income Incentive Fee irrevocably waived by the Investment Adviser was $733 and $749, respectively. For the three and nine months ended June 30, 2016, the Income Incentive Fee irrevocably waived by the Investment Adviser was $0 and $0, respectively.

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

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable for the three and nine months ended June 30, 2017 and 2016. However, in accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15.0% prior to a Liquidity Event (20.0% following a Liquidity Event) of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended June 30, 2017, the Company accrued a capital gain incentive fee under GAAP of $58 and $1,148, respectively, which are included in incentive fee in the consolidated statements of operations. For the three and nine months ended June 30, 2016, the Company accrued a capital gain incentive fee under GAAP of $383 and $657, respectively, which are included in incentive fee in the consolidated statements of operations. As of June 30, 2017 and September 30, 2016, included in management and incentive fees payable on the consolidated statements of financial condition were $1,772 and $624, respectively, for accruals for capital gain incentive fees under GAAP.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. The Company will deposit one-third of each Incentive Fee payment into an escrow account (the “Escrow Account”) administered by The Bank of New York Mellon (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to December 31, 2020, the Escrow Agent will return all assets in the Escrow

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Account to the Company for the benefit of its stockholders. For the three and nine months ended June 30, 2017, the Company deposited $610 and $1,910, respectively, into the Escrow Account. For the three and nine months ended June 30, 2016, the Company deposited $347 and $777, respectively, into the Escrow Account. As of June 30, 2017, the Company has made deposits totaling $3,336 into the Escrow Account.

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

Included in accounts payable and accrued expenses is $401 and $280 as of June 30, 2017 and September 30, 2016, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Company has agreed to reimburse the Investment Adviser for the organization and offering costs incurred on its behalf up to an aggregate amount of $700. Organization and offering costs include, among other things, the cost of incorporating the Company, including legal, accounting, regulatory filing and other fees pertaining to the Company’s organization, as well as expenses for the registration and offering of shares of GCIC common stock that were paid by the Investment Adviser on behalf of the Company. As of June 30, 2017 and September 30, 2016, the organization and offering costs incurred by the Company totaled $700 and $534, respectively.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2017 were $180 and $962, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2016 were $36 and $513, respectively.

As of June 30, 2017 and September 30, 2016, included in accounts payable and accrued expenses were $237 and $262, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

During the three and nine months ended June 30, 2017, the Company sold $1,692 and $38,565, respectively, of investments and unfunded commitments to GCIC SLF at fair value and recognized $8 and $339, respectively, of net realized gains. During the three and nine months ended June 30, 2016, the Company sold $29,632 and $169,754, respectively, of investments and unfunded commitments to GCIC SLF at fair value and recognized $165 and $904, respectively, of net realized gains.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

On December 30, 2014, the Investment Adviser transferred 666.670 shares of the Company’s common stock acquired in connection with the Company’s formation to GCOP LLC, an affiliate of the Investment Adviser, for $10. In addition, on December 31, 2014, GCOP LLC entered into a $15,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. As of June 30, 2017, the Company has issued 1,004,905.973 shares of its common stock, including through the DRIP, to GCOP LLC in exchange for aggregate capital contributions totaling $15,074.

On December 31, 2014, GEMS Fund, L.P. ("GEMS") entered into a $40,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. In connection with the Company’s acquisition of GCIC Holdings and GCIC Funding from GEMS on December 31, 2014, the Company issued 2,666,666.667 shares of its common stock and entered into an $11,820 short-term unsecured promissory note with GEMS (“GEMS Note”) that matured and was paid-off on March 2, 2015. As of June 30, 2017, the Company has issued 3,207,004.012 shares of its common stock, including through the DRIP, to GEMS in exchange for aggregate capital contributions totaling $48,105.

On February 3, 2015, the Company entered into an unsecured revolving credit facility with the Investment Adviser (the “Revolver”) with a maximum credit limit of $40,000 and expiration date of February 3, 2018. Refer to Note 8 for discussion of the Revolver.

On June 1, 2015, GEMS Fund 4, L.P, a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a subscription agreement, which was subsequently increased to $33,677, to purchase shares of the Company’s common stock in a private placement. As of June 30, 2017, the Company has issued 1,215,345.599 shares of its common stock to GEMS Fund 4, L.P in exchange for aggregate capital contributions totaling $18,230.

During the three and nine months ended June 30, 2017, GCIC SLF incurred an administrative service fee of $57 and $163, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between GCIC SLF and the Administrator. During the three and nine months ended June 30, 2016, GCIC SLF incurred an administrative service fee of $38 and $112, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between GCIC SLF and the Administrator.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5.    Investments

Investments as of June 30, 2017 and September 30, 2016 consisted of the following:

	As of June 30, 2017			As of September 30, 2016
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$156,762	$154,820	$155,290	$113,576	$112,122	$112,994
One stop	1,088,224	1,072,394	1,081,351	902,078	888,892	894,649
Subordinated debt	54	54	54	40	40	40
Subordinated notes in GCIC SLF(1)(2)	—	—	—	34,917	34,917	34,917
LLC equity interests in GCIC SLF(2)	N/A	47,175	48,118	N/A	12,258	13,039
Equity	N/A	16,117	19,147	N/A	13,147	14,071
Total	$1,245,040	$1,290,560	$1,303,960	$1,050,611	$1,061,376	$1,069,710

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

	As of June 30, 2017		As of September 30, 2016
Amortized Cost:
United States
Mid-Atlantic	$246,589	19.1%	$248,384	23.4%
Midwest	329,455	25.5	275,157	25.9
West	165,770	12.8	104,238	9.8
Southeast	274,417	21.3	234,214	22.1
Southwest	116,052	9.0	73,563	6.9
Northeast	126,059	9.8	93,550	8.8
Canada	32,218	2.5	32,270	3.1
Total	$1,290,560	100.0%	$1,061,376	100.0%

Fair Value:
United States
Mid-Atlantic	$250,220	19.2%	$250,798	23.4%
Midwest	331,165	25.4	276,075	25.8
West	167,465	12.8	104,527	9.8
Southeast	277,610	21.3	237,168	22.2
Southwest	116,235	8.9	73,691	6.9
Northeast	128,492	9.9	94,897	8.9
Canada	32,773	2.5	32,554	3.0
Total	$1,303,960	100.0%	$1,069,710	100.0%

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2017 and September 30, 2016 were as follows:

	As of June 30, 2017		As of September 30, 2016
Amortized Cost:
Aerospace and Defense	$22,537	1.7%	$12,966	1.2%
Automobile	54,964	4.3	51,568	4.9
Beverage, Food and Tobacco	53,064	4.2	36,875	3.5
Broadcasting and Entertainment	690	0.1	1,602	0.2
Buildings and Real Estate	28,738	2.2	8,452	0.8
Cargo Transport	—	—	1,752	0.2
Chemicals, Plastics and Rubber	1,075	0.1	33	0.0	*
Containers, Packaging and Glass	—	—	1,123	0.1
Diversified/Conglomerate Manufacturing	39,319	3.0	33,648	3.2
Diversified/Conglomerate Service	259,824	20.1	211,560	19.9
Ecological	18,297	1.4	15,371	1.4
Electronics	128,093	9.9	121,754	11.5
Grocery	1,206	0.1	302	0.0	*
Healthcare, Education and Childcare	265,189	20.5	195,880	18.5
Home and Office Furnishings, Housewares, and Durable Consumer	10,801	0.8	8,589	0.8
Hotels, Motels, Inns, and Gaming	11,154	0.9	388	0.0	*
Insurance	27,943	2.2	20,203	1.9
Investment Funds and Vehicles	47,175	3.7	47,175	4.4
Leisure, Amusement, Motion Pictures, Entertainment	51,887	4.0	17,344	1.6
Mining, Steel, Iron and Non-Precious Metals	210	0.0 *	199	0.0	*
Oil and Gas	4,677	0.4	4,855	0.5
Personal and Non Durable Consumer Products (Mfg. Only)	29,842	2.3	11,076	1.0
Personal, Food and Miscellaneous Services	91,847	7.1	77,862	7.3
Printing and Publishing	20,870	1.6	49,512	4.7
Retail Stores	105,260	8.2	119,983	11.3
Telecommunications	7,202	0.6	4,915	0.5
Textiles and Leather	1,902	0.1	1,729	0.2
Utilities	6,794	0.5	4,660	0.4
Total	$1,290,560	100.0%	$1,061,376	100.0%

* Represents an amount less than 0.1%

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of June 30, 2017		As of September 30, 2016
Fair Value:
Aerospace and Defense	$22,753	1.7%	$12,668	1.2%
Automobile	55,604	4.3	52,255	4.9
Beverage, Food and Tobacco	53,306	4.1	36,554	3.4
Broadcasting and Entertainment	696	0.1	1,643	0.2
Buildings and Real Estate	29,010	2.2	8,430	0.8
Cargo Transport	—	—	1,767	0.2
Chemicals, Plastics and Rubber	1,101	0.1	34	0.0	*
Containers, Packaging and Glass	—	—	1,124	0.1
Diversified/Conglomerate Manufacturing	38,714	3.0	32,805	3.1
Diversified/Conglomerate Service	263,255	20.2	213,978	20.0
Ecological	18,467	1.4	15,490	1.4
Electronics	129,888	10.0	122,838	11.5
Grocery	1,208	0.1	310	0.0	*
Healthcare, Education and Childcare	267,389	20.5	197,506	18.5
Home and Office Furnishings, Housewares, and Durable Consumer	10,546	0.8	7,963	0.7
Hotels, Motels, Inns, and Gaming	11,156	0.9	394	0.0	*
Insurance	28,329	2.2	20,564	1.9
Investment Funds and Vehicles	48,118	3.7	47,956	4.5
Leisure, Amusement, Motion Pictures and Entertainment	51,543	3.9	17,279	1.6
Mining, Steel, Iron and Non-Precious Metals	162	0.0 *	170	0.0	*
Oil and Gas	4,729	0.4	4,873	0.5
Personal and Non-Durable Consumer Products (Mfg. Only)	30,094	2.3	10,896	1.0
Personal, Food and Miscellaneous Services	93,053	7.1	79,117	7.4
Printing and Publishing	21,387	1.6	50,133	4.7
Retail Stores	107,256	8.2	121,386	11.3
Telecommunications	7,297	0.6	4,959	0.5
Textiles and Leather	1,936	0.1	1,768	0.2
Utilities	6,963	0.5	4,850	0.4
Total	$1,303,960	100.0%	$1,069,710	100.0%
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

As of June 30, 2017, GCIC SLF was capitalized from LLC equity interest subscriptions from its members. On December 14, 2016, the GCIC SLF investment committee approved the recapitalization of the commitments of GCIC SLF's members. On December 30, 2016, GCIC SLF’s members entered into additional LLC equity interest subscriptions totaling $100,000, GCIC SLF issued capital calls to the Company and Aurora totaling $39,905 and the subordinated notes previously issued by GCIC SLF were redeemed and terminated. As of June 30, 2017 and September 30, 2016, the Company and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests of GCIC SLF. GCIC SLF’s profits and losses are allocated to the Company and Aurora in accordance with their respective ownership interests. As of September 30, 2016, the Company and Aurora owned 87.5% and 12.5%, respectively, of the outstanding subordinated notes issued by GCIC SLF.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Additionally, GCIC SLF has entered into a senior secured revolving credit facility (as amended, the “GCIC SLF Credit Facility”) with Wells Fargo Bank, N.A. through its wholly-owned subsidiary GCIC Senior Loan Fund II LLC (“GCIC SLF II”), which as of June 30, 2017 allowed GCIC SLF II to borrow up to $150,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

As of June 30, 2017 and September 30, 2016, GCIC SLF had the following commitments from its members:

	As of June 30, 2017		As of September 30, 2016
	Committed	Funded(1)	Committed	Funded
Subordinated note commitments (2)(3)	$—	$—	$100,000	$39,905
LLC equity commitments (3)	125,000	53,914	25,000	14,009
Total	$125,000	$53,914	$125,000	$53,914

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

(2)	The subordinated note commitments were terminated as of December 30, 2016.

(3)	Commitments presented are combined for the Company and Aurora.
As of June 30, 2017 and September 30, 2016, GCIC SLF had total assets at fair value of $146,083 and $149,467, respectively. As of June 30, 2017 and September 30, 2016, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries similar to those in which the Company may invest directly. Additionally, as of June 30, 2017 and September 30, 2016, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $6,225 and $10,725, respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of June 30, 2017 and September 30, 2016:

	As of	As of
	June 30, 2017	September 30, 2016
Senior secured loans (1)	$143,363	$146,481
Weighted average current interest rate on senior secured loans (2)	6.4%	6.0%
Number of borrowers in GCIC SLF	37	41
Largest portfolio company investments (1)	$8,950	$8,346
Total of five largest portfolio company investments (1)	$40,099	$39,053

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of June 30, 2017
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.0%	$1,355	$1,356
Accellos, Inc.	Diversified/Conglomerate Service	Senior loan	07/2020	7.0	6,698	6,698
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.3	2,971	2,971
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.0	2,949	2,949
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.8	5,285	5,285
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.0	4,172	4,168
Certara L.P. (3)	Healthcare, Education and Childcare	Senior loan	12/2018	6.8	3,689	3,689
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3	2,054	2,013
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3	1,035	1,014
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	2,100	2,100
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	1,056	1,056
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	36	36
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	5.9	4,888	4,952
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.8	2,113	2,113
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	8.5	72	72
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.0	2,697	2,697
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.0	753	753
Gamma Technologies, LLC (3)	Electronics	Senior loan	06/2021	6.2	4,423	4,423
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	1,981	1,981
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.4	5,152	5,152
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	2,009	2,009
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.2	89	89
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.2	56	56
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,939	1,939
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.2	5,026	5,026
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	6.2	8,548	8,548
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	54	54
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.6	43	43
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	6.0	7,126	7,126
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.8	5,940	5,940
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7	2,352	2,352
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7	79	79
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	7.0	7,113	7,113
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	7.0	543	543
Radiology Partners, Inc.	Healthcare, Education and Childcare	Senior loan	09/2020	7.0	461	461
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.5	3,331	3,315
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.0	15	15
Rubio's Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	11/2018	6.0	1,680	1,680
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.5	1,535	1,535
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.7	2,060	2,060
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.0	3,309	3,309
SEI, Inc. (3)	Electronics	Senior loan	07/2021	6.0	5,230	5,178
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.0	6,558	6,558
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	6.2	7,868	7,864

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of June 30, 2017 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.3%	$1,082	$1,086
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	5,523	5,247
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	436	414
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	435	413
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	434	412
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	433	411
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (5)	—	(35)
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.3	707	707
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.5	1,103	1,098
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.6	3,902	3,902
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.7	22	21
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	753	753
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	31	31
					$143,363	$142,889

(1)	Represents the weighted average annual current interest rate as of June 30, 2017. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded as of June 30, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

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
As of June 30, 2017, the Company has committed to fund $109,375 of LLC equity interest subscriptions to GCIC SLF. As of June 30, 2017 and September 30, 2016, $47,175 and $12,258, respectively, of the Company's LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and nine months ended June 30, 2017, the Company received $1,216 and $2,879, respectively, in dividend income from the GCIC SLF LLC equity interests. For each of the three and nine months ended June 30, 2016, the Company received $0 in dividend income from the GCIC SLF LLC equity interests.

As of September 30, 2016, the amortized cost and fair value of the GCIC SLF subordinated notes held by the Company was $34,917 and $34,917, respectively. As of September 30, 2016, the subordinated notes paid a weighted average interest rate of three-month LIBOR plus 8.0%. For the three and nine months ended June 30, 2017, the Company earned interest income on the subordinated notes of $0 and $732, respectively. For the three and nine months ended June 30, 2016, the Company earned interest income on the subordinated notes of $733 and $1,948, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

See below for certain summarized financial information for GCIC SLF as of June 30, 2017 and September 30, 2016 and for the three and nine months ended June 30, 2017 and 2016:

	As of	As of
	June 30, 2017	September 30, 2016
Selected Balance Sheet Information:
Investments, at fair value	$142,889	$146,123
Cash and other assets	3,194	3,344
Total assets	$146,083	$149,467
Senior credit facility	$90,450	$95,500
Unamortized debt issuance costs	(916)	(1,122)
Payable for investments purchased	1,229	—
Other liabilities	328	282
Total liabilities	91,091	94,660
Subordinated notes and members’ equity	54,992	54,807
Total liabilities and members' equity	$146,083	$149,467

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Selected Statement of Operations Information:
Interest income	$2,478	$2,140	$7,531	$4,493
Total investment income	2,478	2,140	7,531	4,493
Interest expense	961	1,620	3,577	3,869
Administrative service fee	57	38	163	112
Other expenses	25	26	73	65
Total expenses	1,043	1,684	3,813	4,046
Net investment income (loss)	1,435	456	3,718	447
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	(205)	171	(242)	840
Net increase (decrease) in net assets	$1,230	$627	$3,476	$1,287

Note 6.    Transactions with Affiliated Companies

An affiliated company is generally a portfolio company in which the Company owns 5% or more of the portfolio company’s voting securities. A controlled affiliate is generally a portfolio company in which the Company owns more than 25% of the portfolio company’s outstanding voting securities. Transactions related to investments with controlled affiliates for the nine months ended June 30, 2017 and 2016 were as follows:

For the nine months ended June 30, 2017
Portfolio Company	Fair value at September 30, 2016	Purchases (cost)	Redemptions (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value at June 30, 2017	Net realized gain/(loss)	Interest and fee income	Dividend income
Controlled Affiliates
GCIC Senior Loan Fund LLC*	$47,956	$43,720	$(43,720)	$—	$162	$48,118	$—	$732	$2,879
Total Controlled Affiliates	$47,956	$43,720	$(43,720)	$—	$162	$48,118	$—	$732	$2,879

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

For the nine months ended June 30, 2016
Portfolio Company	Fair value at September 30, 2015	Purchases (cost)	Redemptions (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value at June 30, 2016	Net realized gain/(loss)	Interest and fee income	Dividend income
Controlled Affiliates
GCIC Senior Loan Fund LLC*	$—	$47,175	$—	$—	$777	$47,952	$—	$1,948	$—
Total Controlled Affiliates	$—	$47,175	$—	$—	$777	$47,952	$—	$1,948	$—

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2017 and 2016. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2017 and September 30, 2016, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs of the fair value hierarchy.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2017 and September 30, 2016:

As of June 30, 2017	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$1,236,695	$1,236,695
Equity investments(1)	—	—	19,147	19,147
Money market funds(1)(2)	309	—	—	309
Investment measured at NAV(3)(4)	—	—	—	48,118
Total assets:	$309	$—	$1,255,842	$1,304,269

As of September 30, 2016	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$1,042,600	$1,042,600
Equity investments(1)	—	—	14,071	14,071
Investment measured at NAV(3)(4)	—	—	—	13,039
Total assets:	$—	$—	$1,056,671	$1,069,710

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

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
The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2017 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held as of June 30, 2017 was $1,314 and $6,201, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2016 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held as of June 30, 2016 was $2,324 and $3,177, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2017 and 2016:

	For the nine months ended June 30, 2017
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,042,600	$14,071	$1,056,671
Net change in unrealized appreciation (depreciation) on investments	2,799	2,106	4,905
Realized gain (loss) on investments	293	129	422
Proceeds from (funding of) revolving loans, net	(282)	—	(282)
Fundings of investments	419,643	3,855	423,498
PIK interest	1,016	—	1,016
Proceeds from principal payments and sales of portfolio investments	(199,047)	(1,014)	(200,061)
Noncash proceeds from subordinated notes in GCIC SLF principal payments	(34,917)	—	(34,917)
Accretion of discounts and amortization of premiums	4,590	—	4,590
Fair value, end of period	$1,236,695	$19,147	$1,255,842

	For the nine months ended June 30, 2016
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$546,757	$5,121	$551,878
Net change in unrealized appreciation (depreciation) on investments	2,138	289	2,427
Realized gain (loss) on investments	710	—	710
Proceeds from (funding of) revolving loans, net	2,362	—	2,362
Fundings of investments	569,443	6,783	576,226
PIK interest	74	—	74
Proceeds from principal payments and sales of portfolio investments	(236,082)	(196)	(236,278)
Accretion of discounts and amortization of premiums	2,055	—	2,055
Fair value, end of period	$887,457	$11,997	$899,454

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2017 and September 30, 2016:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)	$146,483	Market rate approach	Market interest rate	5.3% - 10.8% (7.0%)
		Market comparable companies	EBITDA multiples	6.0x - 17.5x (11.8x)
	8,807	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(2)	$1,080,931	Market rate approach	Market interest rate	5.5% - 11.8% (8.1%)
		Market comparable companies	EBITDA multiples (3)	4.0x - 35.0x (13.0x)
			Revenue multiples (3)	2.0x - 7.5x (5.1x)
Subordinated debt(1)	$54	Market rate approach	Market interest rate	19.5%
		Market comparable companies	EBITDA multiples	10.5x
Equity (4)	$19,147	Market comparable companies	EBITDA multiples(5)	4.0x - 21.5x (13.4x)
			Revenue multiples(5)	3.3x - 5.8x (4.2x)

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of June 30, 2017 was determined using the market rate approach.

(2)	Excludes $420 of non-accrual loans at fair value, which the Company valued on a liquidation basis.

(3)	The Company valued $1,013,990 and $66,941 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(4)	Excludes $48,118 of LLC equity interests in GCIC SLF at fair value, which the Company valued using the NAV.

(5)	The Company valued $17,188 and $1,959 of equity investments using EBITDA and revenue multiples, respectively.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt as of June 30, 2017 and September 30, 2016. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of June 30, 2017		As of September 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$630,850	$630,850	$520,600	$520,371

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of June 30, 2017, the Company’s asset coverage for borrowed amounts was 211.0%.

Debt Securitization: On August 16, 2016, the Company completed a $410,086 term debt securitization (the “GCIC 2016 Debt Securitization”). The notes (“GCIC 2016 Notes”) offered in the GCIC 2016 Debt Securitization were issued by the GCIC 2016 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the GCIC 2016 Issuer. The GCIC 2016 Debt Securitization consists of $220,000 of Aaa/AAA Class A GCIC 2016 Notes and $32,500 of Aa1 Class B GCIC 2016 Notes. In partial consideration for the loans transferred to the GCIC 2016 Issuer as part of the GCIC 2016 Debt Securitization, the Company received $42,300 of Class C GCIC 2016 Notes, $28,600 of Class D GCIC 2016 Notes and $86,686 of LLC equity interests in the GCIC 2016 Issuer. The Company retained all of the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests totaling $42,300, $28,600 and $86,686, respectively. The Class A and Class B GCIC 2016 Notes are included in the June 30, 2017 and September 30, 2016 consolidated statements of financial condition as debt of the Company. As of June 30, 2017 and September 30, 2016, the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests were eliminated in consolidation.

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

As of June 30, 2017 and September 30, 2016, there were 97 and 100 portfolio companies with a total fair value of $381,779 and $346,494, respectively, securing the GCIC 2016 Notes. The pool of loans in the GCIC 2016 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the GCIC 2016 Debt Securitization is based on three-month LIBOR, which as of June 30, 2017 was 1.2%. For the three and nine months ended June 30, 2017 and 2016, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2016 Debt Securitization were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016	2017	2016
Stated interest expense	$2,158	N/A	$6,195	N/A
Amortization of debt issuance costs	191	N/A	570	N/A
Total interest and other debt financing expenses	$2,349	N/A	$6,765	N/A
Cash paid for interest expense	$2,059	N/A	$5,870	N/A
Annualized average stated interest rate	3.4%	N/A	3.3%	N/A
Average outstanding balance	$252,500	N/A	$252,500	N/A

As of June 30, 2017, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A and B GCIC 2016 Notes were as follows:

Description	Class A GCIC 2016 Notes	Class B GCIC 2016 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$220,000	$32,500
Moody’s Rating	“Aaa”	“Aa1”
S&P Rating	“AAA”	N/A
Interest Rate	LIBOR + 2.15%	LIBOR + 3.00%
Stated Maturity	August 8, 2028	August 8, 2028

The Investment Adviser serves as collateral manager to the GCIC 2016 Issuer under a separate collateral management agreement and receives a fee for providing these services. The total fees payable by the Company under its Investment Advisory Agreement are reduced by an amount equal to the total aggregate fees that are paid to the Investment Adviser by the GCIC 2016 Issuer for rendering such collateral management services.

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

Revolving Credit Facility: On December 31, 2014, as part of the Company’s acquisition of GCIC Funding as part of its formation transactions, the Company and GCIC Funding entered into an amendment to the senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent and lender, which as of June 30, 2017 allowed GCIC Funding to borrow up to $420,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Through the reinvestment period, which as of June 30, 2017 ended August 10, 2017, the Credit Facility bears interest at one-month LIBOR plus 2.25% per annum. After the reinvestment period through the stated maturity date, which was August 11, 2020 as of June 30, 2017, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the Credit Facility. In addition to the stated interest expense on the Credit Facility, the Company is required to pay a non-usage fee rate between 0.50% and 2.00% per annum depending on the size of the unused portion of the Credit Facility.

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

On May 11, 2017, the Company and GCIC Funding amended the Credit Facility to, among other things, (a) extend the expiration of the reinvestment period from May 12, 2017 to August 10, 2017 and (b) extend the stated maturity date to August 11, 2020.

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

As of June 30, 2017 and September 30, 2016, the Company had outstanding debt under the Credit Facility of $303,350 and $193,100, respectively. For the three and nine months ended June 30, 2017, the Company had borrowings on the Credit Facility of $170,350 and $338,900, respectively, and repayments on the Credit Facility of $137,200 and $228,650, respectively. For the three and nine months ended June 30, 2016, the Company had borrowings on the Credit Facility of $215,900 and $474,350, respectively, and repayments on the Credit Facility of $190,450 and $394,700, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

For the three and nine months ended June 30, 2017 and 2016, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016	2017	2016
Stated interest expense	$2,332	$2,170	$5,442	$5,513
Facility fees	179	65	719	361
Amortization of debt issuance costs	475	517	1,735	1,481
Total interest and other debt financing expenses	$2,986	$2,752	$7,896	$7,355
Cash paid for interest expense and facility fees	$2,421	$2,213	$5,870	$5,721
Annualized average stated interest rate	3.4%	2.7%	3.2%	2.7%
Average outstanding balance	$278,657	$318,773	$230,538	$275,210

Revolver: On February 3, 2015, the Company entered into the Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of February 3, 2018. The Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”), which was 1.2% as of June 30, 2017. As of June 30, 2017 and September 30, 2016, the Company had no outstanding debt under the Revolver. For each of the three and nine months ended June 30, 2017, the Company had borrowings on the Revolver of $0 and repayments on the Revolver of $0. For the three and nine months ended June 30, 2016, the Company had borrowings on the Revolver of $12,200 and $78,000 and repayments on the Revolver of $12,200 and $78,000, respectively.

For the three and nine months ended June 30, 2017 and 2016, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016	2017	2016
Stated interest expense	$—	$1	$—	$8
Cash paid for interest expense	$—	$1	$—	$8
Annualized average stated interest rate	N/A	0.7%	N/A	0.6%
Average outstanding balance	$—	$546	$—	$1,845

SMBC Revolver: On May 17, 2016, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation (the “SMBC Revolver”), which as of June 30, 2017 allowed GCIC to borrow up to $75,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of May 17, 2018.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of June 30, 2017 and September 30, 2016, the Company had outstanding debt under the SMBC Revolver of $75,000 and $75,000, respectively. For the three and nine months ended June 30, 2017, the Company had borrowings on the SMBC Revolver of $39,800 and $59,000, respectively, and repayments on the SMBC Revolver of $14,000 and $59,000, respectively. For each of the three and nine months ended June 30, 2016, the Company had borrowings on the SMBC Revolver of $75,000 and repayments on the SMBC Revolver of $0.

For the three and nine months ended June 30, 2017 and 2016, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016	2017	2016
Stated interest expense	$416	$193	$1,183	$193
Facility fees	18	1	18	1
Amortization of debt issuance costs	75	28	217	28
Total interest and other debt financing expenses	$509	$222	$1,418	$222
Cash paid for interest expense	$322	$132	$1,110	$132
Annualized average stated interest rate	2.7%	2.1%	2.4%	2.1%
Average outstanding balance	$62,760	$36,264	$65,426	$12,044

The Company’s average total debt outstanding (including the debt under the Credit Facility, Revolver, SMBC Revolver, and GCIC 2016 Debt Securitization) for the three and nine months ended June 30, 2017 was $593,917 and $548,464, respectively. The Company’s average total debt outstanding (including the debt under the Credit Facility and Revolver) for the three and nine months ended June 30, 2016 was $355,583 and $289,099, respectively.

For the three and nine months ended June 30, 2017, the effective annualized average interest rate, which includes amortization of debt issuance costs and non-usage facility fees, on the Company’s total debt outstanding was 4.0% and 3.9%, respectively. For the three and nine months ended June 30, 2016, the effective annualized average interest rate, which includes amortization of debt issuance costs and non-usage facility fees, on the Company’s total debt outstanding was 3.4% and 3.5%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2017 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2016 Debt Securitization	$252,500	$—	$—	$—	$252,500
Credit Facility	303,350	—	—	303,350	—
SMBC Revolver	75,000	75,000	—	—	—
Revolver	—	—	—	—	—
Total borrowings	$630,850	$75,000	$—	$303,350	$252,500

Note 9.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $126,954 and $42,747 under various undrawn revolvers and other credit facilities as of June 30, 2017 and Septem

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

ber 30, 2016, respectively. In addition, as described in Note 5, the Company had commitments of up to $62,200 and $62,200 to GCIC SLF as of June 30, 2017 and September 30, 2016, respectively, that may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the consolidated statements of financial condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of June 30, 2017 and September 30, 2016. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2017		2016
Net asset value at beginning of period	$15.00		$15.00
Distributions declared:(2)
From net investment income	(0.96)		(0.92)
From capital gains	0.00	(3)	—
Net investment income	0.83		0.77
Net realized gain (loss) on investments	0.01		0.02
Net change in unrealized appreciation (depreciation) on investments	0.12		0.14
Other (4)	—		(0.01)
Net asset value at end of period	$15.00		$15.00
Per share net asset value at end of period	$15.00		$15.00
Total return based on net asset value per share(5)	6.57%		6.25%
Number of common shares outstanding	46,829,343.936		34,122,546.688

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2017	2016
Ratio of net investment income to average net assets*	7.47%	6.85%
Ratio of total expenses to average net assets (6)*	7.64%	6.48%
Ratio of management fee waiver to average net assets *	(0.68)%	(0.64)%
Ratio of incentive fee waiver to average net assets	(0.12)%	N/A
Ratio of net expenses to average net assets (6)*	6.84%	5.84%
Ratio of incentive fees to average net assets	1.29%	0.96%
Ratio of total expenses (without incentive fees, incentive fee waiver and management fee waiver) to average net assets*	6.35%	5.52%
Net assets at end of period	$702,440	$511,838
Average debt outstanding	$548,464	$289,099
Average debt outstanding per share	$11.71	$8.47
Asset coverage ratio(7)	210.98%	226.39%
Portfolio turnover *	24.09%	46.84%

* Annualized for a period less than one year.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.

(3)	Represents an amount less than $0.01 per share.

(4)
Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of the period end.

(5)	Total return based on net asset value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(6)	Expenses, other than incentive fees, are annualized for a period less than one year.

(7)
In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2017 and 2016:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Earnings available to stockholders	$14,210	$10,033	$41,484	$23,985
Basic and diluted weighted average shares outstanding	45,882,813	29,278,962	43,006,959	25,697,689
Basic and diluted earnings per share	$0.31	$0.35	$0.96	$0.93

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended June 30, 2017 and 2016:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Cash Distribution	DRIP Shares Value	DRIP Shares Issued

For the nine months ended June 30, 2017
08/03/2016	10/24/2016	12/30/2016	41,087,178.250	$0.0729	$1,366	$1,627	108,467.710
11/14/2016	11/18/2016	12/30/2016	41,087,178.250	$0.1469	$2,754	$3,280	218,653.262
11/14/2016	12/26/2016	02/27/2017	41,442,374.044	$0.1340	$2,563	$2,990	199,352.082
11/14/2016	01/23/2017	02/27/2017	41,769,495.016	$0.0902	$1,727	$2,042	136,150.388
02/07/2017	02/20/2017	05/19/2017	41,769,495.016	$0.1050	$2,080	$2,305	153,637.410
02/07/2017	03/24/2017	05/19/2017	42,104,997.486	$0.1078	$2,138	$2,402	160,137.974
02/07/2017	04/30/2017	07/28/2017	44,292,283.019	$0.1067	$2,241	$2,486	N/A (1)
05/04/2017	05/18/2017	07/28/2017	46,515,568.552	$0.0982	$2,171	$2,395	N/A (1)
05/04/2017	06/16/2017	07/28/2017	46,829,343.936	$0.1050	$2,323	$2,594	N/A (1)

For the nine months ended June 30, 2016
08/04/2015	10/27/2015	12/30/2015	20,843,155.219	$0.0818	$744	$961	64,075.512
11/17/2015	11/19/2015	12/30/2015	22,172,613.752	$0.1252	$1,213	$1,563	104,219.497
11/17/2015	12/17/2015	02/26/2016	24,433,662.992	$0.0891	$950	$1,228	81,866.709
11/17/2015	01/22/2016	02/26/2016	24,601,958.001	$0.0957	$1,019	$1,335	88,981.506
02/08/2016	02/22/2016	05/20/2016	24,601,958.001	$0.0705	$876	$858	57,176.462
02/08/2016	03/24/2016	05/20/2016	27,261,737.139	$0.1176	$1,596	$1,609	107,293.202
05/03/2016	04/30/2016	07/28/2016	27,261,737.139	$0.1046	$1,420	$1,432	N/A (2)
05/03/2016	05/19/2016	07/28/2016	29,256,215.216	$0.1331	$1,925	$1,968	N/A (2)
05/03/2016	06/20/2016	07/28/2016	31,415,162.957	$0.1047	$1,608	$1,680	N/A (2)

(1)	The DRIP shares were not issued as of June 30, 2017.

(2)	The DRIP shares were not issued as of June 30, 2016. On July 28, 2016, the Company issued 338,670.977 of shares through the DRIP.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 9, 2017, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On May 4, 2017 and August 2, 2017, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 21, 2017	September 25, 2017	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2017 through July 31, 2017 per share
August 31, 2017	November 27, 2017	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2017 through August 31, 2017 per share
September 22, 2017	November 27, 2017	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period September 1, 2017 through September 30, 2017 per share
October 23, 2017	December 28, 2017	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2017 through October 31, 2017 per share

The Company issued capital calls to stockholders that were due on July 31, 2017, which are summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of shares	7/31/2017	2,223,285.533	$15.00	$33,350

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

On August 8, 2017, GCIC Funding entered into an amendment, or the Credit Facility Amendment, to the documents governing the Credit Facility. The Credit Facility Amendment is effective as of August 8, 2017. The Credit Facility Amendment, among other things, (a) extended the expiration of the reinvestment period from August 10, 2017 to August 29, 2017, during which period GCIC Funding, subject to certain conditions, may make borrowings under the facility and (b) extend the stated maturity date to August 30, 2020. The size, interest rate and other material terms of the Credit Facility were unchanged.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $20.0 billion in capital under management as of June 30, 2017, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of June 30, 2017 and September 30, 2016, our portfolio at fair value was comprised of the following:

	As of June 30, 2017		As of September 30, 2016
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$155,290	11.9%	$112,994	10.6%
One stop	1,081,351	82.9	894,649	83.6
Subordinated debt	54	0.0 *	40	0.0 *
Subordinated notes in GCIC SLF(1)(2)	—	—	34,917	3.3
LLC equity interests in GCIC SLF(2)	48,118	3.7	13,039	1.2
Equity	19,147	1.5	14,071	1.3
Total	$1,303,960	100.0%	$1,069,710	100.0%

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
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2017 and September 30, 2016, one stop loans included $66.9 million and $57.6 million, respectively, of late stage lending loans at fair value.

As of June 30, 2017 and September 30, 2016, we had debt and equity investments in 165 and 158 portfolio companies, respectively, and an investment in GCIC SLF.

The weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, for the three and nine months ended June 30, 2017 and 2016 was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016	2017	2016
Weighted average annualized income yield(1)(3)	7.9%	7.4%	7.7%	7.3%
Weighted average annualized investment income yield(2)(3)	8.6%	7.7%	8.3%	7.7%

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

(3)
For the three months ending June 30, 2017, weighted average annualized income yield and weighted average annualized investment income yield do not reflect interest income from subordinated notes in GCIC SLF, which were redeemed on December 30, 2016.

The total return, based on the change in the net asset value, or NAV, per share and assuming distributions were reinvested in accordance with the dividend reinvestment plan, or DRIP, for the nine months ended June 30, 2017 and 2016, was 6.57% and 6.25%, respectively. The total return does not include sales load.

As of June 30, 2017, GCIC has earned an inception-to-date internal rate of return, or IRR, of 8.8% for stockholders taken as a whole. For the nine months ended June 30, 2017 and 2016, GCIC has earned an annual IRR of 8.9% and 8.5%, respectively, for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ NAV at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Collateral management fees are paid directly by the GCIC 2016 Issuer to GC Advisors and offset against the management fees payable under the Investment Advisory Agreement. In addition, the GCIC 2016 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of a $410.1 million term debt securitization, or the GCIC 2016 Debt Securitization. The GCIC 2016 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports and providing required services in connection with the administration of the GCIC 2016 Debt Securitization.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments

On May 4, 2017 and August 2, 2017, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 21, 2017	September 25, 2017	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2017 through July 31, 2017 per share
August 31, 2017	November 27, 2017	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period August 1, 2017 through August 31, 2017 per share
September 22, 2017	November 27, 2017	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period September 1, 2017 through September 30, 2017 per share
October 23, 2017	December 28, 2017	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2017 through October 31, 2017 per share

We issued capital calls to stockholders that were due on July 31, 2017, which are summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
				(In thousands)
Issuance of shares	7/31/2017	2,223,285.533	$15.00	$33,350

On August 8, 2017, GCIC Funding, LLC, or GCIC Funding, our wholly-owned subsidiary, entered into an amendment, or the Credit Facility Amendment, to the documents governing the senior secured revolving credit facility, as amended, entered into by GCIC Funding with Wells Fargo Bank, N.A., as administrative agent and lender, or the Credit Facility. The Credit Facility Amendment is effective as of August 8, 2017. The Credit Facility Amendment, among other things, (a) extended the expiration of the reinvestment period from August 10, 2017 to August 29, 2017, during which period GCIC Funding, subject to certain conditions, may make borrowings under the facility and (b) extended the stated maturity date to August 30, 2020. The size, interest rate and other material terms of the Credit Facility were unchanged.

Consolidated Results of Operations

Consolidated operating results for the three and nine months ended June 30, 2017 and 2016 are as follows:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In thousands)			(In thousands)
Interest income	$22,287	$13,204	$9,083	$61,470	$33,007	$28,463
Income from accretion of discounts and origination fees	2,211	652	1,559	4,590	2,055	2,535
Interest and dividend income from investments in GCIC SLF (1)	1,216	733	483	3,611	1,948	1,663
Dividend income	157	48	109	158	65	93
Fee income	827	1	826	1,038	376	662
Total investment income	26,698	14,638	12,060	70,867	37,451	33,416
Net expenses	12,451	7,103	5,348	34,872	17,730	17,142
Net investment income	14,247	7,535	6,712	35,995	19,721	16,274
Net realized gain (loss) on investments	91	(23)	114	422	710	(288)
Net change in unrealized appreciation (depreciation) on investments	(128)	2,521	(2,649)	5,067	3,554	1,513
Net increase in net assets resulting from operations	$14,210	$10,033	$4,177	$41,484	$23,985	$17,499
Average earning debt investments, at fair value (2)	$1,177,222	$727,014	$450,208	$1,084,981	$616,508	$468,473
Average investment in subordinated notes of GCIC SLF, at fair value	—	34,567	(34,567)	11,511	31,049	(19,538)
Average earning portfolio company investments, at fair value	$1,177,222	$761,581	$415,641	$1,096,492	$647,557	$448,935

(1)
The investments in GCIC SLF include our investments in both subordinated notes and LLC equity interests in GCIC SLF for the three and nine months ended June 30, 2016 and the nine months ended June 30, 2017.  For the three months ended June 30, 2017, the investments in GCIC SLF include our investment in LLC equity interests in GCIC SLF.

(2)	Does not include our investment in LLC equity interests in GCIC SLF.

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

As we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from June 30, 2016 to June 30, 2017. As a result, quarterly comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended June 30, 2016 to the three months ended June 30, 2017 by $12.1 million primarily as a result of an increase in the average earning debt investment balance, which is the average balance of accruing loans, excluding our investment in the subordinated notes of GCIC SLF, in our investment portfolio of $450.2 million and increases in prepayment fee income and accretion of discounts resulting from increased debt investment payoffs.

Investment income increased from the nine months ended June 30, 2016 to the nine months ended June 30, 2017 by $33.4 million primarily as a result of an increase in the average earning debt investment balance of $468.5 million, increases in prepayment fee income and accretion of discounts resulting from increased debt investment payoffs and an increase of $1.7 million of interest and dividend income from our investments in GCIC SLF.

The annualized income yield by debt security type for the three and nine months ended June 30, 2017 and 2016 was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016	2017	2016
Senior secured	6.5%	6.4%	6.3%	6.2%
One stop	8.1%	7.4%	7.9%	7.4%
Subordinated debt (1)	19.8%	19.8%	19.8%	19.8%
Subordinated notes in GCIC SLF (2)	N/A	8.5%	8.5%	8.4%

(1)	Represents one portfolio company investment.

(2)	GCIC SLF’s proceeds from the subordinated notes were utilized by GCIC SLF to invest in senior secured loans.
Annualized income yields on senior secured loans remained relatively stable for the three and nine months ended June 30, 2017 compared to the three and nine months ended June 30, 2016. Annualized income yields on one-stop loans have increased for the three and nine months ended June 30, 2017 compared to the three and nine months ended June 30, 2016 as the result of several larger transactions with attractive pricing originated during the second half of our 2016 fiscal year. As of June 30, 2017, we have one subordinated debt investment as shown in the consolidated schedule of investments.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In thousands)			(In thousands)
Interest and other debt financing expenses	$5,103	$2,430	$2,673	$13,557	6,076	$7,481
Amortization of debt issuance costs	741	545	196	2,522	1,509	1,013
Base management fee, net of waiver	3,101	1,943	1,158	8,684	4,949	3,735
Income Incentive Fee, net of waiver	2,523	1,336	1,187	6,383	3,041	3,342
Capital gain incentive fee accrued under GAAP	58	383	(325)	1,148	657	491
Professional fees	502	198	304	1,424	771	653
Administrative service fee	401	216	185	1,106	661	445
General and administrative expenses	22	52	(30)	48	66	(18)
Total expenses	$12,451	$7,103	$5,348	$34,872	$17,730	$17,142
Average debt outstanding	$593,917	$355,583	$238,334	$548,464	$289,099	$259,365

Interest

Interest and other debt financing expenses increased by $2.7 million from the three months ended June 30, 2016 to the three months ended June 30, 2017 primarily due to an increase in the weighted average of outstanding borrowings from $355.6 million for the three months ended June 30, 2016 to $593.9 million for the three months ended June 30, 2017 and an increase in the London Interbank Offered Rate, or LIBOR, which is the index that determines the interest rate on our floating rate liabilities. The increase in our debt was driven by the issuance of $252.5 million of notes pursuant to the GCIC 2016 Debt Securitization as well as the use of our revolving credit facility, or SMBC Revolver, entered into on May 17, 2016 by GCIC with Sumitomo Mitsui Banking Corporation, or SMBC, as administrative agent, sole lead arranger and sole manager, which was outstanding for the entire three months ended June 30, 2017 and had an outstanding balance of $75.0 million as of each June 30, 2017 and 2016, respectively. These increases were partially offset by a decrease in our use of debt under the Credit Facility, to $303.4 million as of June 30, 2017 from an outstanding balance of $329.4 million as of June 30, 2016. The effective annualized average interest rate on our outstanding debt increased to 4.0% for the three months ended June 30, 2017 from 3.4% for the three months ended June 30, 2016 primarily due to the increase in LIBOR.

Interest and other debt financing expenses increased by $7.5 million from the nine months ended June 30, 2016 to the nine months ended June 30, 2017 primarily due to an increase in the weighted average of outstanding borrowings from $289.1 million for the nine months ended June 30, 2016 to $548.5 million for the nine months ended June 30, 2017. The effective annualized average interest rate on our outstanding debt increased to 3.9% for the nine months ended June 30, 2017 from 3.5% for the nine months ended June 30, 2016 primarily due to the increase in LIBOR.

Management Fees

The base management fee increased as a result of a sequential increase in average assets from June 30, 2016 to June 30, 2017.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $1.2 million and $3.3 million, respectively, from the three and nine months ended June 30, 2016 to the three and nine months ended June 30, 2017 primarily as a result of the $450.2 million and $468.5 million increases in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined below). For the three months ended June 30, 2017, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee earned by GC Advisors as a percentage of Pre-Incentive Fee Net Investment Income increased to 15.0% compared to 14.4% for the three months ended June 30, 2016. For the nine months ended June 30, 2017, while still not fully through the catch-up provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income increased to 14.7% compared to 13.0% for the nine months ended June 30, 2016. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash.

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement for each of the three and nine months ended June 30, 2017 and 2016 was $0. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement.

We recorded an accrual for capital gain incentive fee under GAAP of $58,000, or less than $0.01 per share, and $1.1 million, or $0.03 per share, for the three and nine months ended June 30, 2017, respectively. We recorded an accrual for capital gain incentive fee under GAAP of $0.4 million, or $0.01 per share, and $0.7 million, or $0.02 per share, for the three and nine months ended June 30, 2016, respectively. The decrease in the accrual for capital gain incentive fee under GAAP for the three months ended June 30, 2017 from the three months ended June 30, 2016 was primarily the result of a $2.6 million decrease in unrealized appreciation on portfolio company investments. The increase in the accrual for capital gain incentive fee under GAAP for the nine months ended June 30, 2017 from the nine months ended June 30, 2016 was primarily the result of a $1.5 million increase in unrealized appreciation on portfolio company investments.For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.5 million from the three months ended June 30, 2016 to the three months ended June 30, 2017 and increased by $1.1 million from the nine months ended June 30, 2016 to nine months ended June 30, 2017. These increases are associated with increased costs to service a growing portfolio. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and nine months ended June 30, 2017 were $0.2 million and $1.0 million, respectively. Total expenses reimbursed by us to the Administrator for the three and nine months ended June 30, 2016 were an amount less than $0.1 million and $0.5 million, respectively.

As of June 30, 2017 and September 30, 2016, included in accounts payable and accrued expenses were $0.2 million and $0.3 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In thousands)			(In thousands)
Net realized gain (loss) on investments	$91	$(23)	$114	$422	$710	$(288)
Net realized gain (loss)	91	(23)	114	422	710	(288)
Unrealized appreciation on investments	5,484	5,507	(23)	11,315	8,074	3,241
Unrealized (depreciation) on investments	(5,472)	(3,534)	(1,938)	(6,410)	(5,297)	(1,113)
Unrealized appreciation on investments in GCIC SLF(1)	—	548	(548)	162	1,126	(964)
Unrealized (depreciation) on investments in GCIC SLF(1)(2)	(140)	—	(140)		(349)	349
Net change in unrealized appreciation (depreciation) on investments, investments in GCIC SLF	$(128)	$2,521	$(2,649)	$5,067	$3,554	$1,513

(1)	Unrealized appreciation on investments in GCIC SLF includes our investment in LLC equity interests in GCIC SLF.

(2)	Unrealized (depreciation) on investments in GCIC SLF for the nine months ended June 30, 2016 includes our investment in subordinated notes in GCIC SLF.
For the three months ended June 30, 2017, we had a net realized gain of $0.1 million primarily due to the sale of one equity investment that was partially offset by the realized loss on the sale of a debt and equity investment in a single portfolio company. For the nine months ended June 30, 2017, we had a net realized gain of $0.4 million primarily due to the sale of portfolio company investments to GCIC SLF and the sale of one equity investment, which were partially offset by the realized loss on the sale of a debt and equity investment in a single portfolio company.

For the three months ended June 30, 2017, we had $5.5 million in unrealized appreciation on 87 portfolio company investments, which was partially offset by $5.5 million in unrealized depreciation on 131 portfolio company investments. For the nine months ended June 30, 2017, we had $11.3 million in unrealized appreciation on 122 portfolio company investments, which was partially offset by $6.4 million in unrealized depreciation on 114 portfolio company investments. Unrealized appreciation during the three and nine months ended June 30, 2017 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments during the three and nine months ended June 30, 2017.

For the three months ended June 30, 2017, we had $0.1 million in unrealized depreciation on our investment in GCIC SLF LLC equity interests, which was primarily driven by net negative credit related adjustments associated with GCIC SLF's investment portfolio. For the nine months ended June 30, 2017, we had $0.2 million in unrealized appreciation on our investment in GCIC SLF LLC equity interests, which was driven by net positive credit related adjustments associated with GCIC SLF's investment portfolio.

For the three months ended June 30, 2016, we had net realized losses in an amount less than $0.1 million primarily due to the realized loss on the sale of one non-accrual portfolio company investment that was partially offset by the sale of portfolio company investments to GCIC SLF. For the nine months ended June 30, 2016, we had net realized gains of $0.7 million primarily due to the sale of portfolio company investments to GCIC SLF.

During the three months ended June 30, 2016, we had $5.5 million in unrealized appreciation on 87 portfolio company investments, which was partially offset by $3.5 million in unrealized depreciation on 96 portfolio company investments. For the nine months ended June 30, 2016, we had $8.1 million in unrealized appreciation on 104 portfolio company investments, which was partially offset by $5.3 million in unrealized depreciation on 87 portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value. Unrealized appreciation during the three and nine months ended June 30, 2016 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments.

For the three months ended June 30, 2016 we had $0.5 million in unrealized appreciation on our investment in GCIC SLF equity interests, which was driven by positive credit related adjustments associated with GCIC SLF’s investment portfolio. For the nine months ended June 30, 2016, we had $1.1 million in unrealized appreciation on our investment in GCIC SLF LLC equity interests which was partially offset by $0.3 million in unrealized depreciation on our investment in GCIC SLF subordinated notes. The unrealized depreciation was the result of the lower yielding contractual rate compared to comparable market pricing of subordinated notes. The unrealized appreciation on the GCIC SLF LLC equity interests was driven by the offsetting impact of the pricing on the subordinated notes and positive credit related adjustments associated with GCIC SLF’s investment portfolio.

Liquidity and Capital Resources

For the nine months ended June 30, 2017, we experienced a net increase in cash and cash equivalents of $0.5 million. During the period we used $186.9 million in operating activities, primarily as a result of fundings of portfolio investments of $432.3 million, partially offset by proceeds from principal payments and sales of portfolio investments of $208.9 million and net investment income of $36.0 million. During the same period, cash provided by investment activities of $28.6 million was driven by a decrease in restricte

d cash and cash equivalents. Lastly, cash provided by financing activities was $158.9 million, primarily driven by borrowings on debt of $397.9 million and proceeds from the issuance of common shares of $66.2 million that were partially offset by repayments of debt of $287.7 million and distributions paid of $17.2 million.

For the nine months ended June 30, 2016, we experienced a net increase in cash and cash equivalents of $2.1 million. During the period we used $332.5 million in operating activities, primarily as a result of fundings of portfolio investments of $588.5 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $236.3 million and net investment income of $24.0 million. During the same period, cash provided by investment activities of $0.3 million was driven by the decrease in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $334.3 million, primarily driven by borrowings on debt of $627.4 million and proceeds from issuance of common shares of $188.9 million that were partially offset by repayments of debt of $472.7 million and distributions paid of $8.5 million.

As of June 30, 2017 and September 30, 2016, we had cash and cash equivalents of $5.2 million and $4.7 million, respectively. In addition, we had restricted cash and cash equivalents of $42.5 million and $71.1 million as of June 30, 2017 and September 30, 2016, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of June 30, 2017, $23.9 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the GCIC 2016 Debt Securitization, which is described in further detail in Note 8 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the GCIC 2016 Debt Securitization. As of June 30, 2017, $18.6 million of our restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility.

As of June 30, 2017, the Credit Facility allowed GCIC Funding to borrow up to $420.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2017 and September 30, 2016, we had $303.4 million and $193.1 million outstanding under the Credit Facility, respectively. As of June 30, 2017 and September 30, 2016, subject to leverage and borrowing base restrictions, we had approximately $116.6 million and $226.9 million, respectively, of remaining commitments and $76.6 million and $109.7 million, respectively, of availability on the Credit Facility.

As of June 30, 2017, the SMBC Revolver allowed us to borrow up to $75.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of each of June 30, 2017 and September 30, 2016, we had $75.0 million outstanding under the SMBC Revolver. As of each of June 30, 2017 and September 30, 2016, subject to leverage and borrowing base restrictions, we had $0 million of remaining commitments and $0 million of availability under the SMBC Revolver.

As of June 30, 2017, we were permitted to borrow up to $40.0 million at any one time outstanding, under the terms of our unsecured revolving credit facility, or Revolver, with GC Advisors. We entered into the Revolver in order to have the ability to borrow funds on a short-term basis and have in the past, and generally intend in the future, that borrowings under the Revolver will be repaid within the same quarter in which they are drawn. As of each of June 30, 2017 and September 30, 2016, we had no amounts outstanding under the Revolver.

On August 16, 2016, we completed the GCIC 2016 Debt Securitization in which the GCIC 2016 Issuer issued an aggregate of $410.1 million of notes, or the GCIC 2016 Notes, including $220.0 million of Class A GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 2.15%, $32.5 million of Class B GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.00%, $42.3 million of Class C GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.10%, and $28.6 million of Class D GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.25%, and $86.7 million of LLC equity interests in the GCIC 2016 Issuer that do not bear interest. We retained all of the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 Issuer totaling $42.3 million, $28.6 million and $86.7 million, respectively. The Class A and Class B GCIC 2016 Notes are included in the June 30, 2017 and September 30, 2016 consolidated statements of financial condition as our debt and the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 issuer were eliminated in consolidation. As of June 30, 2017 and September 30, 2016, we had outstanding debt under the GCIC 2016 Debt Securitization of $252.5 million.

As of June 30, 2017 and September 30, 2016, we had investor capital subscriptions totaling $1,301.6 million and $942.9 million, respectively, of which $660.4 million and $594.3 million, respectively, had been called and contributed, leaving $641.2 million and $348.6 million of uncalled investor capital subscriptions, respectively. Prior to the completion of a public offering or other liquidity event, we expect to target a leverage ratio of between 0.85x to 0.90x and may issue capital calls to stock holders as our leverage ratio is at or approaching its target.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of June 30, 2017, our asset coverage for borrowed amounts was 211.0%.

As of June 30, 2017 and September 30, 2016, we had outstanding commitments to fund investments, excluding our investment in GCIC SLF, totaling $127.0 million and $42.7 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2017 and September 30, 2016, respectively, subject to the terms of each loan’s respective credit agreement. As of June 30, 2017, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility, SMBC Revolver and Revolver, ongoing principal repayments on debt investments assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2017 and September 30, 2016 we had investments in 165 and 158 portfolio companies, respectively, with a total fair value of $1,255.8 million and $1,021.8 million, respectively. As of June 30, 2

017 and September 30, 2016, we had investments in GCIC SLF with a total fair value of $48.1 million and $48.0 million, respectively.

The following table shows the asset mix of our new investment commitments for the three and nine months ended June 30, 2017 and 2016:

	For the three months ended June 30,					For the nine months ended June 30,
	2017		2016			2017			2016
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments		(In thousands)	Percentage of Commitments		(In thousands)	Percentage of Commitments
Senior secured	$35,235	10.7%	$35,136	12.9%		$100,922	18.9%		$105,523	16.9%
One stop	291,173	88.6	229,468	84.2		419,265	78.7		465,428	74.5
Subordinated debt	—	—	39	0.0	*	11	0.0	*	39	0.0	*
Subordinated notes in GCIC SLF(1)	—	—	—	—		—	—		34,917	5.6
LLC equity interests in GCIC SLF(1)	—	—	2,914	1.1		8,803	1.7		12,258	1.9
Equity	2,448	0.7	4,915	1.8		3,855	0.7		6,599	1.1
Total new investment commitments	$328,856	100.0%	$272,472	100.0%		$532,856	100.0%		$624,764	100.0%

* Represents an amount less than 0.1%.

(1)
GCIC SLF’s proceeds from the subordinated notes and LLC equity interests were utilized by GCIC SLF to invest in senior secured loans. As of June 30, 2017, GCIC SLF had investments in senior secured loans to 37 different borrowers.

For the three and nine months ended June 30, 2017, we had approximately $109.1 million and $169.9 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies, excluding $34.9 million of proceeds from the repayment in full and termination of our investment in subordinated notes of GCIC SLF. For the three and nine months ended June 30, 2017, we had sales of securities in 5 and 20 portfolio companies, respectively, aggregating approximately $3.0 million and $39.0 million, respectively, in net proceeds.

For the three and nine months ended June 30, 2016, we had approximately $19.4 million and $81.2 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and nine months ended June 30, 2016, we had sales in securities in 7 and 40 portfolio companies, respectively, aggregating approximately $27.9 million and $155.1 million, respectively in net proceeds.

The following table shows the par, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2017 (1)			As of September 30, 2016 (1)
	Par	Amortized Cost	Fair Value	Par	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$156,762	$154,820	$155,290	$113,576	$112,122	$112,994
Non-accrual (2)	—	—	—	—	—	—
One stop:
Performing	1,087,124	1,071,318	1,080,931	902,025	888,864	894,633
Non-accrual (2)	1,100	1,076	420	53	28	16
Subordinated debt:
Performing	54	54	54	40	40	40
Non-accrual (2)	—	—	—	—	—	—
Subordinated notes in GCIC SLF (3)(4)
Performing	—	—	—	34,917	34,917	34,917
Non-accrual (2)	—	—	—	—	—	—
LLC equity interests in GCIC SLF (3)(4)	N/A	47,175	48,118	N/A	12,258	13,039
Equity	N/A	16,117	19,147	N/A	13,147	14,071
Total	$1,245,040	$1,290,560	$1,303,960	$1,050,611	$1,061,376	$1,069,710

(1)	15 and 12 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of June 30, 2017 and September 30, 2016, respectively.

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
As of June 30, 2017 and September 30, 2016, the fair value of our debt investments as a percentage of the outstanding par value was 99.3% and 99.2%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and nine months ended June 30, 2017 and 2016:

	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016	2017	2016
Weighted average rate of new investment fundings(1)	7.4%	7.7%	7.2%	7.2%
Weighted average spread over LIBOR of new floating rate investment fundings(1)	6.2%	6.7%	6.0%	6.2%
Weighted average rate of new fixed rate investment fundings	7.5%	10.6%	7.5%	10.6%
Weighted average fees of new investment fundings	1.4%	1.7%	1.4%	1.7%
Weighted average rate of sales and payoffs of portfolio investments(1)	7.7%	6.1%	7.2%	6.2%
Weighted average annualized income yield (2)(3)	7.9%	7.4%	7.7%	7.3%

(1)	Excludes subordinated note investment in GCIC SLF.

(2)
Represents income from interest, including subordinated note investment in GCIC SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments and does not represent a return to any investor in us.

(3)	For the three months ending June 30, 2017, weighted average annualized income yield does not reflect interest income from subordinated notes in GCIC SLF, which were redeemed on December 30, 2016.
As of June 30, 2017, 99.1% and 99.1% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2016, 96.4% and 96.4% of our debt portfolio, including our investment in GCIC SLF subordinated notes which were not subject to an interest rate floor, at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2017, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding GCIC SLF and its underlying borrowers) was $26.8 million. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2017 and September 30, 2016:

	June 30, 2017			September 30, 2016
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments		Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$33,641	2.6%		$5,889	0.6%
4	1,187,982	91.1		995,410	93.0
3	81,769	6.3		64,783	6.1
2	157	0.0	*	3,628	0.3
1	411	0.0	*	—	—
Total	$1,303,960	100.0%		$1,069,710	100.0%

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

As of June 30, 2017, GCIC SLF is capitalized from LLC equity interest subscriptions from its members. On December 14, 2016, the GCIC SLF investment committee approved the recapitalization of the commitments of GCIC SLF’s members. On December 30, 2016, GCIC SLF’s members entered into additional LLC equity interest subscriptions totaling $100.0 million, GCIC SLF issued capital calls totaling $39.9 million to us and Aurora and the subordinated notes previously issued by GCIC SLF were redeemed and terminated. As of June 30, 2017 and September 30, 2016, we and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests. GCIC SLF’s profits and losses are allocated to us and Aurora in accordance with our respective ownership interests. As of September 30, 2016, we and Aurora owned 87.5% and 12.5%, respectively, of the outstanding subordinated notes issued by GCIC SLF.

As of June 30, 2017 and September 30, 2016, GCIC SLF had the following commitments from its members:

	As of June 30, 2017		As of September 30, 2016
	Committed	Funded(1)	Committed	Funded
	(Dollars in thousands)
Subordinated note commitments (2)(3)	$—	$—	$100,000	$39,905
LLC equity commitments (3)	125,000	53,914	25,000	14,009
Total	$125,000	$53,914	$125,000	$53,914

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

(2)	The subordinated note commitments were terminated as of December 30, 2016.

(3)	Commitments presented are combined for us and Aurora.
On October 21, 2015, GCIC Senior Loan Fund II LLC, or GCIC SLF II, a wholly-owned subsidiary of GCIC SLF, entered into a senior secured revolving credit facility, or the GCIC SLF Credit Facility, with Wells Fargo Bank, N.A., which allowed GCIC SLF II to borrow up to $150 million at any one time outstanding, subject to leverage and borrowing base restrictions. The reinvestment period of the GCIC SLF Credit Facility ends October 22, 2017, and the stated maturity date is October 21, 2020. As of June 30, 2017 and September 30, 2016, GCIC SLF II had outstanding debt under the GCIC SLF Credit Facility of $90.5 million and $95.5 million, respectively.

Through the reinvestment period, the GCIC SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.25% per annum, depending on the composition of the collateral asset portfolio. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the GCIC SLF Credit Facility.

As of June 30, 2017 and September 30, 2016, GCIC SLF had total assets at fair value of $146.1 million and $149.5 million, respectively. As of June 30, 2017 and September 30, 2016, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries similar to those in which we may invest directly. Additionally, as of June 30, 2017 and September 30, 2016, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $6.2 million and $10.7 million, respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of June 30, 2017 and September 30, 2016:

	As of June 30, 2017	As of September 30, 2016
	(Dollars in thousands)
Senior secured loans (1)	$143,363	$146,481
Weighted average current interest rate on senior secured loans (2)	6.4%	6.0%
Number of borrowers in GCIC SLF	37	41
Largest portfolio company investments (1)	$8,950	$8,346
Total of five largest portfolio company investments (1)	$40,099	$39,053

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

GCIC SLF Investment Portfolio as of June 30, 2017
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.0%	$1,355	$1,356
Accellos, Inc.	Diversified/Conglomerate Service	Senior loan	07/2020	7.0	6,698	6,698
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.3	2,971	2,971
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.0	2,949	2,949
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.8	5,285	5,285
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.0	4,172	4,168
Certara L.P. (3)	Healthcare, Education and Childcare	Senior loan	12/2018	6.8	3,689	3,689
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3	2,054	2,013
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3	1,035	1,014
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	2,100	2,100
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	1,056	1,056
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	36	36
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	5.9	4,888	4,952
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.8	2,113	2,113
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	8.5	72	72
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.0	2,697	2,697
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.0	753	753
Gamma Technologies, LLC (3)	Electronics	Senior loan	06/2021	6.2	4,423	4,423
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	1,981	1,981
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.4	5,152	5,152
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	2,009	2,009
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.2	89	89
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.2	56	56
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,939	1,939
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.2	5,026	5,026

GCIC SLF Investment Portfolio as of June 30, 2017 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	6.2%	$8,548	$8,548
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	54	54
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.6	43	43
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	6.0	7,126	7,126
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.8	5,940	5,940
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7	2,352	2,352
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7	79	79
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	7.0	7,113	7,113
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	7.0	543	543
Radiology Partners, Inc.	Healthcare, Education and Childcare	Senior loan	09/2020	7.0	461	461
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.5	3,331	3,315
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.0	15	15
Rubio's Restaurants, Inc (MRCC)	Beverage, Food and Tobacco	Senior loan	11/2018	6.0	1,680	1,680
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.5	1,535	1,535
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.7	2,060	2,060
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.0	3,309	3,309
SEI, Inc. (3)	Electronics	Senior loan	07/2021	6.0	5,230	5,178
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.0	6,558	6,558
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	6.2	7,868	7,864
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.3	1,082	1,086
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	5,523	5,247
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	436	414
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	435	413
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	434	412
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	433	411
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (5)	—	(35)
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.3	707	707
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.5	1,103	1,098
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.6	3,902	3,902
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.7	22	21
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	753	753
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	31	31
					$143,363	$142,889

(1)	Represents the weighted average annual current interest rate as of June 30, 2017. All interest rates are payable in cash.

(2)
Represents the fair value in accordance with Accounting Standards Codification, or ASC, Topic 820 - Fair Value Measurement, or ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded as of June 30, 2017. As such, no interest is being earned on this investment.

GCIC SLF Loan Portfolio as of September 30, 2016
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal ($)	Fair Value(2)
						(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8%		$1,365	$1,361
Aimbridge Hospitality, LLC	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		2,431	2,431
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0		3,108	3,100
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8		3,444	3,444
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5		5,596	5,596
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8		4,255	4,246
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	12/2021	5.8		8,346	8,346
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5		3,945	3,915
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		1,043	1,043
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		2,070	2,070
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		1,064	1,059
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		2,117	2,106
Curo Health Services LLC	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		4,925	4,940
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.8		73	73
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.3		2,130	2,130
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	6.0		340	340
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.3		2,718	2,718
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.0		2,005	2,005
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.2		56	56
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.0		89	89
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.3		2,014	2,014
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8		2,000	2,000
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2022	5.8		2,025	2,025
Pasternack Enterprises, Inc. and Fairview Microwave, Inc (3)	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.0		1,530	1,515
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		438	438
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		605	605
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		2,911	2,911
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	5.8		7,521	7,521
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		10	10
PPT Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		6,293	6,293
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		5,985	5,985
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.8		90	90
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	6.8		2,012	2,012
Radiology Partners, Inc.	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		465	460
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		728	722
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		6,438	6,373
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(5)
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(3)
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.8		33	33
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.3		148	148
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.3		3,209	3,209
Rubio's Restaurants, Inc	Beverage, Food and Tobacco	Senior loan	11/2018	6.0		1,693	1,693

GCIC SLF Loan Portfolio as of September 30, 2016 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
Rug Doctor LLC	Personal and Non Durable Consumer Products	Senior loan	06/2018	6.3%	$2,016	$2,016
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.5	2,186	2,186
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8	3,334	3,334
SEI, Inc.	Electronics	Senior loan	07/2021	5.8	5,270	5,270
Self Esteem Brands, LLC	Leisure, Amusement, Motion Pictures and Entertainment	Senior loan	02/2020	5.0	5,106	5,106
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	5.9	7,928	7,890
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	455	445
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	456	447
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	457	448
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	458	449
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	5,800	5,685
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (5)	—	(14)
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0	712	712
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	1,104	1,100
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.5	9	8
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.3	2,763	2,763
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0	100	100
Worldwide Express Operations, LLC (3)	Cargo Transport	Senior loan	07/2019	6.0	5,963	5,963
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2018	6.8	10	10
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	354	356
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8	4,732	4,732
					$146,481	$146,123

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded as of September 30, 2016. As such, no interest is being earned on this investment.

As of June 30, 2017, we have committed to fund $109.4 million of LLC equity interest subscriptions to GCIC SLF. As of June 30, 2017 and September 30, 2016, $47.2 million and $12.3 million, respectively, of our LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and nine months ended June 30, 2017, we received $1.2 million and $2.9 million, respectively, in dividend income from the GCIC SLF LLC equity interests. For the three and nine months ended June 30, 2016, we did not earn dividend income from the GCIC SLF LLC equity interests.

As of September 30, 2016, the amortized cost and fair value of the subordinated notes held by us was $34.9 million and $34.9 million, respectively. As of September 30, 2016, the subordinated notes paid a weighted average interest rate of three-month LIBOR plus 8.0%. For the nine months ended June 30, 2017, we earned interest income on the subordinated notes of $0.7 million. The subordinated notes held by us were redeemed on December 30, 2016, and, therefore, no interest income was earned for the three months ended June 30, 2017. For the three and nine months ended June 30, 2016, we earned interest income on the subordinated notes of $0.7 million and $1.9 million, respectively.

For the three and nine months ended June 30, 2017, we earned an annualized total return on our weighted average capital invested in GCIC SLF of 8.2% and 9.4%, respectively. For the three and nine months ended June 30, 2016, we earned an annualized total return on our weighted average capital invested in GCIC SLF of 11.3% and 9.3%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in GCIC SLF by the combined daily average of our investments in (1) the principal of the GCIC SLF subordinated notes, if any, and (2) the NAV of the GCIC SLF LLC equity interests.

See below for certain summarized financial information for GCIC SLF as of June 30, 2017 and September 30, 2016 and for the three and nine months ended June 30, 2017 and 2016:

	As of June 30, 2017	As of September 30, 2016
	(In thousands)
Selected Balance Sheet Information:
Investments, at fair value	$142,889	$146,123
Cash and other assets	3,194	3,344
Total assets	$146,083	$149,467
Senior credit facility	$90,450	$95,500
Unamortized debt issuance costs	(916)	(1,122)
Payable for investments purchased	1,229	—
Other liabilities	328	282
Total liabilities	91,091	94,660
Subordinated notes and members’ equity	54,992	54,807
Total liabilities and members' equity	$146,083	$149,467

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Selected Statement of Operations Information:
Interest income	$2,478	$2,140	$7,531	$4,493
Total investment income	2,478	2,140	7,531	4,493
Interest expense	961	1,620	3,577	3,869
Administrative service fee	57	38	163	112
Other expenses	25	26	73	65
Total expenses	1,043	1,684	3,813	4,046
Net investment income (loss)	1,435	456	3,718	447
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	(205)	171	(242)	840
Net increase (decrease) in net assets	$1,230	$627	$3,476	$1,287

Prior to their termination, GCIC SLF elected to fair value the subordinated notes issued to us and Aurora under ASC Topic 825 — Financial Instruments, or ASC Topic 825. The subordinated notes were valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For each of the three and nine months ended June 30, 2017, GCIC SLF did not recognize unrealized appreciation or depreciation on the subordinated notes. For each of the three and nine months ended June 30, 2016, GCIC SLF recognized $0.4 million in unrealized depreciation on the subordinated notes.

As of June 30, 2017, GCIC SLF had no subordinated notes outstanding. As of September 30, 2016, GCIC SLF had $39.9 million of aggregate contractual principal amounts of subordinated notes outstanding for which the fair value option was elected with a fair value and carrying value of $39.9 million.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of June 30, 2017 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2016 Debt Securitization	$252.5	$—	$—	$—	$252.5
Credit Facility	303.4	—	—	303.4	—
SMBC Revolver	75.0	75.0	—	—	—
Revolver	—	—	—	—	—
Unfunded commitments (1)	127.0	127.0	—	—	—
Total contractual obligations	$757.9	$202.0	$—	$303.4	$252.5

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in GCIC SLF, as of June 30, 2017. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of June 30, 2017, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2017 and September 30, 2016, we had outstanding commitments to fund investments, excluding our investments in GCIC SLF, totaling $127.0 million and $42.7 million, respectively. We have commitments of up to $62.2 million and $62.2 million to GCIC SLF as of June 30, 2017 and September 30, 2016, respectively, that may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2017 and 2016. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of June 30, 2017 and September 30, 2016, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $0.4 million and less than $0.1 million as of June 30, 2017 and September 30, 2016, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2017 and September 30, 2016, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.00% and 1.01%, respectively. In addition, the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily, the SMBC Revolver has a floating interest rate provision based on one-month LIBOR that resets monthly, and the Class A and B GCIC 2016 Notes issued as part of the GCIC 2016 Debt Securitization have floating interest rate provisions based on three-month LIBOR that reset quarterly. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of June 30, 2017 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(3,051)	$(1,577)	$(1,474)
Up 50 basis points	6,191	3,154	3,037
Up 100 basis points	12,380	6,309	6,071
Up 150 basis points	18,571	9,463	9,108
Up 200 basis points	24,762	12,617	12,145

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2017, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the GCIC 2016 Debt Securitization, the Credit Facility, the Revolver, the SMBC Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4: Controls and Procedures.

As of June 30, 2017 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

10.1
Third Amendment to Amended and Restated Loan and Servicing Agreement, dated as of May 11, 2017, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC , as the servicer; the Company, as the transferor, the institutional lenders identified on the signature pages thereto, Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent.*

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

Golub Capital Investment Corporation

Dated: August 9, 2017	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2017	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)