Form 10-K
period 2017-09-30
GOLUB CAPITAL INVESTMENT Corp
filed 2017-11-28
CIK 1627515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 814-01128

GOLUB CAPITAL INVESTMENT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland	47-1893276
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
666 Fifth Avenue, 18th Floor, New York, NY	10103
(Address of Principal Executive Offices)	(Zip Code)
(212) 750-6060
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not applicable
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
As of September 30, 2017, there was no established public market for the Registrant's common stock.
The number of shares of the Registrant's common stock, $0.001 par value, outstanding as of November 28, 2017 is 51,506,247.849.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2017.

PART I
In this annual report, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and “GCIC” refer to Golub Capital Investment Corporation, a Maryland corporation, and its consolidated subsidiaries;

•	“GCIC Holdings” refers to GCIC Holdings LLC, a Delaware limited liability company, or LLC, our direct subsidiary;

•	“GCIC Funding” refers to GCIC Funding LLC, a Delaware LLC, our direct subsidiary;

•	“GCIC 2016 Issuer” refers to Golub Capital Investment Corporation CLO 2016(M) LLC, a Delaware LLC, our direct subsidiary;

•
“GCIC 2016 Debt Securitization” refers to the $410.1 million term debt securitization that we completed on August 16, 2016, in which the GCIC 2016 Issuer issued notes, or the “GCIC 2016 Notes”, consisting of $220.0 million of Aaa/AAA Class A GCIC 2016 Notes, which bear interest at a rate of three-month London Interbank Offered Rate, or LIBOR, plus 2.15%, $32.5 million of Aa1 Class B GCIC 2016 Notes which bear interest at a rate of three-month LIBOR plus 3.00%, $42.3 million Class C GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.10%, and $28.6 million Class D GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.25%, and $86.7 million of LLC equity interests that do not bear interest;

•
“GCIC SLF” refers to GCIC Senior Loan Fund LLC, an unconsolidated Delaware LLC, in which we co-invest with an unaffiliated third party, currently Aurora National Life Assurance Company, or Aurora, primarily in senior secured loans of middle-market companies. GCIC SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of GCIC SLF must be approved by the GCIC SLF investment committee, which presently consists of two representatives of each of the members (with unanimous approval required from either (i) one representative of each of us and Aurora or (ii) both representatives of each of us and Aurora). As of September 30, 2017 we owned 87.5% of the LLC equity interests of GCIC SLF. As of September 30, 2017, GCIC SLF had LLC equity interest subscriptions from its members totaling $125.0 million, of which we have committed to fund $109.4 million;

•
“Credit Facility” refers to the senior secured revolving credit facility that GCIC Funding originally entered into on October 10, 2014 with Wells Fargo Securities, LLC as administrative agent, and Wells Fargo Bank, N.A., as lender, as most recently amended on August 30, 2017, that currently allows for borrowing up to $420.0 million and that bears interest at a rate of one-month LIBOR plus 2.25% per annum through the reinvestment period, which ends August 29, 2018, and bears interest at a rate of one-month LIBOR plus 2.75% for the period following the reinvestment period through the stated maturity date of May 13, 2020;

•	“Revolver” refers to the $40.0 million revolving line of credit with GC Advisors;

•
“SMBC Revolver” refers to the $75.0 million revolving credit facility that GCIC entered into on May 17, 2016 with Sumitomo Mitsui Banking Corporation as administrative agent, sole lead arranger and sole manager;

•	“GC Advisors” refers to GC Advisors LLC, a Delaware LLC, our investment adviser;

•	“Administrator” refers to Golub Capital LLC, a Delaware LLC, an affiliate of GC Advisors and our administrator; and

•
“Golub Capital” refers, collectively, to the activities and operations of Golub Capital Incorporated, Golub Capital LLC (formerly Golub Capital Management LLC), which entity employs all of Golub Capital’s investment professionals, GC Advisors and associated investment funds and their respective affiliates.

Item 1. Business

GENERAL

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

We were formed in September 2014 to make investments and generate current income and capital appreciation by investing primarily in senior secured and one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans) loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. We commenced operations on December 31, 2014. We structure our one stop loans as senior secured loans, and we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of the portfolio company. In many cases, we, together with our affiliates, are the sole lenders of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediation in the event of underperformance. In this annual report, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than $100.0 million annually.

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $20.0 billion in capital under management as of September 30, 2017, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

Information Available

Our address is 666 Fifth Avenue, 18th Floor, New York, NY 10103 and our phone number is (212) 750-6060.

The U.S. Securities and Exchange Commission, or SEC, maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at publicinfo@sec.gov, or by writing the SEC's Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549-0102. You may also read and copy such reports, proxy and information statements at the SEC’s Public

Reference Room. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-202-551-8090.

Our Investment Adviser

Our investment activities are managed by our investment adviser, GC Advisors. GC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. GC Advisors was organized in September 2008 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our investment advisory agreement, or the Investment Advisory Agreement, with GC Advisors, we pay GC Advisors a base management fee and an incentive fee for its services. See “Business - Management Agreements - Management Fee” for a discussion of the base management fee and incentive fee, including the cumulative income incentive fee and the income and capital gains incentive fee, payable by us to GC Advisors. Unlike most closed-end funds whose fees are based on assets net of leverage, our base management fee is based on our average-adjusted gross assets (including leverage but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and, therefore, GC Advisors benefits when we incur debt or use leverage. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase. Additionally, under the incentive fee structure, GC Advisors benefits when capital gains are recognized and, because it determines when a holding is sold, GC Advisors controls the timing of the recognition of capital gains. Our board of directors is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. See “Business -Management Agreements - Board Approval of the Investment Advisory Agreement.”

GC Advisors is an affiliate of Golub Capital and pursuant to a staffing agreement, or the Staffing Agreement, Golub Capital LLC makes experienced investment professionals available to GC Advisors and provides access to the senior investment personnel of Golub Capital LLC and its affiliates. The Staffing Agreement provides GC Advisors with access to investment opportunities, which we refer to in the aggregate as deal flow, generated by Golub Capital LLC and its affiliates in the ordinary course of their businesses and commits the members of GC Advisors’ investment committee to serve in that capacity. As our investment adviser, GC Advisors is obligated to allocate investment opportunities among us and its other clients fairly and equitably over time in accordance with its allocation policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions.” However, there can be no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. GC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Golub Capital LLC’s investment professionals.

An affiliate of GC Advisors, the Administrator, provides the administrative services necessary for us to operate. See “Business - Management Agreements - Administration Agreement” for a discussion of the fees and expenses (subject to the review and approval of our independent directors) we are required to reimburse to the Administrator.

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of September 30, 2017, Golub Capital had over $20.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 230 middle-market sponsors and repeat transactions with over 150 sponsors.

Golub Capital’s middle-market lending group is managed by a four-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman and Gregory W. Cashman. As of September 30, 2017, Golub Capital’s more than 100 investment professionals had an average of over 12 years of investment experience and were supported by more than 200 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Investment Criteria/Guidelines

We seek to generate strong risk-adjusted net returns by assembling a portfolio of investments across a broad range of industries and private equity investors.

We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We may also make opportunistic loans to independently owned and publicly held middle-market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

•	annual EBITDA of less than $100.0 million;

•	sustainable leading positions in their respective markets;

•	scalable revenues and operating cash flow;

•	experienced management teams with successful track records;

•	stable, predictable cash flows with low technology and market risks;

•	a substantial equity cushion in the form of capital ranking junior to our investment;

•	low capital expenditures requirements;

•	a North American base of operations;

•	strong customer relationships;

•	products, services or distribution channels having distinctive competitive advantages;

•	defensible niche strategy or other barriers to entry; and

•	demonstrated growth strategies.

While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be met by each prospective portfolio company.

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination. GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. Golub Capital’s origination personnel are located in offices in Chicago, New York, and San Francisco. Each originator maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.

Underwriting. We utilize the systematic, consistent approach to underwriting developed by Golub Capital, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (1) strong and resilient underlying business fundamentals, (2) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (3) a conclusion that overall “downside” risk is manageable. While the size of our equity cushion will vary over time and across industries, the equity cushion generally sought by GC Advisors today is between 35% and 45% of total portfolio capitalization. We generally focus on the criteria developed by Golub Capital for evaluating prospective portfolio companies, and we put more emphasis on credit considerations (such as (1) loan-to-value ratio (which is the amount of our loan divided by the enterprise value of the company in which we are investing), (2) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (3) the ability of the company to service its fixed charge obligations under a variety of scenarios and (4) its anticipated strategic value in a downturn) than on profit potential and loan pricing. Our due diligence process for middle-market credits will typically entail:

•	a thorough review of historical and pro forma financial information;

•	on-site visits;

•	interviews with management and employees;

•	a review of loan documents and material contracts;

•	third-party “quality of earnings” accounting due diligence;

•	when appropriate, background checks on key managers and research relating to the company’s business, industry, markets, customers, suppliers, products and services and competitors; and

•	the commission of third-party market studies when appropriate.

The following chart illustrates the stages of Golub Capital’s evaluation and underwriting process:

ILLUSTRATIVE DEAL EVALUATION PROCESS

Execution. In executing transactions for us, GC Advisors utilizes the due diligence process developed by Golub Capital. Through a consistent approach to underwriting and careful attention to the details of execution, it seeks to close deals as fast or faster than competitive financing providers while maintaining discipline with respect to credit, pricing and structure to ensure the ultimate success of the financing. Upon completion of due diligence, the investment team working on an investment delivers a memorandum to GC Advisors’ investment committee. Once an investment has been approved by the investment committee, it moves through a series of steps towards negotiation of final documentation. Upon completion of final documentation, a loan is funded upon the execution of an investment committee memorandum by members of GC Advisors’ investment committee.

Monitoring. We view active portfolio monitoring as a vital part of our investment process. We consider board observation rights, where appropriate, regular dialogue with company management and sponsors and detailed, internally generated monitoring reports to be critical to our performance. Golub Capital has developed a monitoring template that is designed to reasonably ensure compliance with these standards. This template is used by GC Advisors as a tool to assess investment performance relative to our investment plan.

As part of the monitoring process, GC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal system developed by Golub Capital and its affiliates. This system is not generally accepted in our industry or used by our competitors. It is based on the following categories, which we refer to as GC Advisors’ internal performance rating:

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$22,656	1.6%	$5,889	0.6%
4	1,246,641	89.2	995,410	93.0
3	127,947	9.2	64,783	6.1
2	155	0.0 *	3,628	0.3
1	302	0.0 *	—	—
Total	$1,397,701	100.0%	$1,069,710	100.0%

*	Represents an amount less than 0.1%.

Investment Committee

GC Advisors’ investment committee, which is comprised of officers of GC Advisors, evaluates and approves all of our investments, subject to the oversight of our board of directors. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee currently consists of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman and Gregory W. Cashman. The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

In addition to reviewing investments, investment committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are reviewed on a regular basis. Members of the investment team are encouraged to share information and credit views with the investment committee early in their analysis. We believe this process improves the quality of the analysis and assists the deal team members to work more efficiently.

Each transaction is presented to the investment committee in a formal written report. All of our new investments must be approved by a consensus of the investment committee. Each member of the investment committee performs a similar role for other investment funds, accounts or other investment vehicles, collectively referred to as accounts, sponsored or managed by Golub Capital and its affiliates.

Investment Structure

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers to structure an investment. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure.

We structure our investments, which typically have maturities of three to seven years as described below. Our loans typically provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount at maturity.

Senior Secured Loans. When we structure investments in senior secured loans, we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral may take the form of first-priority liens on the assets of the portfolio company borrower.

One Stop Loans. We structure our one stop loans as senior secured loans. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of the portfolio company. In many cases, we are the sole lender, or we together with our affiliates are the sole lenders, of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

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

Second Lien Loans. We structure these investments as junior, secured loans. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral may take the form of second priority liens on the assets of a portfolio company.

Subordinated Loans. We structure these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates that provide us with significant current interest income. Subordinated loans rank senior only to a borrower’s equity securities and rank junior to all of such borrower’s other indebtedness in priority of payment.
These loans typically have interest-only payments (often representing a combination of cash pay and payment-in-kind, or PIK, interest) in the early years. Subordinated loan investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. In addition, the PIK feature of many subordinated loans, which effectively operates as negative amortization of loan principal, increases credit risk exposure over the life of the loan.

Warrants and Minority Equity Securities. In some cases, we may purchase minority equity interests or receive nominally priced warrants or options to buy a minority equity interest in the portfolio company in connection with a loan, which can allow us to achieve additional investment return from this equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events.

GCIC Senior Loan Fund. We have invested in GCIC SLF, which as of September 30, 2017, consisted of a portfolio of loans to different borrowers in industries similar to the companies in our portfolio. GCIC SLF invests primarily in senior secured loans of middle market companies, which debt securities are expected to be secured by a first lien on some or all of the issuer’s assets, including traditional senior debt and any related revolving or similar credit facility, in generally the same manner as our senior secured and one stop loans. SLF may also invest in more liquid senior secured loans.

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We seek to limit the downside potential of our investments by:

•	selecting investments that we believe have a very low probability of loss;

•	requiring a total return on our investments that we believe will compensate us appropriately for credit risk; and

•
negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights.

We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Investments

We seek to create a portfolio that includes primarily senior secured and one stop loans by investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2017, as well as the top ten industries in which we were invested as of September 30, 2017, in each case excluding GCIC SLF, calculated as a percentage of our total investments as of such date.

Portfolio Company	Fair Value of Investments (In thousands)	Percentage of Total Investments
Diligent Corporation	$49,233	3.5%
MRI Software LLC	38,905	2.8
Sovos Compliance Formerly Taxware, LLC	37,469	2.7
Vetcor Professional Practices LLC	36,186	2.6
DCA Investment Holding, LLC	35,607	2.5
T5 Merger Corporation	34,666	2.5
Pet Holdings ULC	32,632	2.3
Clarkson Eyecare LLC	32,398	2.3
Bomgar Corporation	29,081	2.1
Saba Software, Inc.	26,505	1.9
	$352,682	25.2%

Industry	Fair Value of Investments (In thousands)	Percentage of Total Investments
Diversified/Conglomerate Service	$289,884	20.7%
Healthcare, Education and Childcare	271,283	19.4
Electronics	125,426	9.0
Retail Stores	107,958	7.7
Personal, Food and Miscellaneous Services	98,359	7.0
Beverage, Food and Tobacco	69,322	5.0
Automobile	58,724	4.2
Leisure, Amusement, Motion Pictures, Entertainment	52,466	3.8
Investment Funds and Vehicles	50,104	3.6
Buildings and Real Estate	49,333	3.5
	$1,172,859	83.9%

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance would involve an arrangement to provide significant guidance and counsel concerning the management, operations or business objectives and policies of the portfolio company. The Administrator or an affiliate of the Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and reimburse the Administrator or an affiliate of the Administrator, as applicable, for its allocated costs in providing such assistance, subject to the review and approval by our board of directors, including our independent directors.

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or to the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC.

We use the expertise of the investment professionals of Golub Capital and its affiliates to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, the relationships of the senior members of Golub Capital and its affiliates enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we invest. See “Risk Factors - Risks Relating to our Business and Structure - We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by GC Advisors. We have a chief executive officer, chief financial officer, chief compliance officer, managing director and director of corporate strategy, and to the extent necessary, our board of directors may elect to hire additional personnel going forward. Our officers are officers and/or employees of Golub Capital LLC, an affiliate of GC Advisors, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs is paid by us pursuant to the administration agreement, or the Administration Agreement, with the Administrator. See “Business - Management Agreements - Administration Agreement.”

MANAGEMENT AGREEMENTS

GC Advisors is located at 666 Fifth Avenue, 18th Floor, New York, NY 10103. GC Advisors is registered as an investment adviser under the Advisers Act. All of the beneficial interests in GC Advisors are owned, indirectly, by two affiliated trusts. The trustees of those trusts are David B. Golub and David L. Finegold. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, GC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, GC Advisors:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make;

•	executes, closes, services and monitors the investments we make;

•	determines the securities and other assets that we purchase, retain or sell;

•	performs due diligence on prospective portfolio companies; and

•	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

GC Advisors’ services under the Investment Advisory Agreement are not exclusive. Subject to the requirements of the 1940 Act, GC Advisors may enter into one or more sub-advisory agreements under which GC Advisors may obtain assistance in fulfilling its responsibilities under the Investment Advisory Agreement.

Management Fee

Pursuant to the Investment Advisory Agreement, we pay GC Advisors a fee for investment advisory and management services consisting of two components - a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is ultimately borne by our stockholders.

The base management fee is calculated at an annual rate equal to the lesser of (a) 1.50% or (b) the base management fee of Golub Capital BDC, Inc. (currently 1.375%) in either case on the fair value of our average adjusted gross assets at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents but including assets purchased with borrowed funds and leverage) and is payable quarterly in arrears. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For periods prior to a Liquidity Event, GC Advisors has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of our average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement and as described above. As used in this annual report, the term “Liquidity Event” means the earlier of (1) the date of the pricing of an initial public offering or listing on a national securities exchange of our securities, (2) a distribution to our stockholders of either (a) cash proceeds from an orderly liquidation of our investments or (b) securities or other assets of ours as a distribution-in-kind, or (3) a sale of all or substantially all of our assets to, or other liquidity event with, an entity for consideration of either cash and/or publicly listed securities of the acquirer.

We pay GC Advisors an incentive fee. The Incentive Fee is calculated in arrears and consists of three parts: (1) the income component, or the Income Incentive Fee, (2) the capital gains component, or the Capital Gain Incentive Fee, and (3) the subordinated liquidation incentive component, or the Subordinated Liquidation Incentive Fee, and are collectively referred to as the Incentive Fee.

We have structured the calculation of the Incentive Fee to include a fee limitation such that the Income Incentive Fee and the Capital Gain Incentive Fee will not be paid at any time if, after such payment, the cumulative Incentive Fees paid to GC Advisors since December 31, 2014, the effective date of our election to become a business development company, would be less than or equal to 20.0% of our Cumulative Pre-Incentive Fee Net Income (as defined below). For periods prior to the closing of a Liquidity Event, GC Advisors has agreed to waive any Incentive Fee payable in excess of 15.0% of our Cumulative Pre-Incentive Fee Net Income; provided that any amounts so waived shall be deemed to have been paid to GC Advisors for purposes of the Incentive Fee Cap (as defined below) after the closing of a Liquidity Event.

We accomplish this limitation by subjecting each quarterly incentive fee payable under the Income and Capital Gains Incentive Fee Calculation (as defined below) to a cap, or the Incentive Fee Cap. The Incentive Fee Cap in any quarter is equal to the difference between (a) 20.0% of Cumulative Pre-Incentive Fee Net Income and (b) cumulative incentive fees of any kind paid to GC Advisors by us since December 31, 2014. To the extent the Incentive Fee Cap is zero or a negative value in any quarter, no incentive fee would be payable in that quarter. “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income (as defined below) for each period since December 31, 2014 and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation since December 31, 2014. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, and zero coupon securities, accrued income that we have not yet received in cash. GC Advisors does not return to us amounts paid to it on accrued income that we have not yet received in cash if such income is not ultimately received by us in cash. If we do not ultimately receive income, a loss would be recognized, reducing future fees.

If, for any relevant period, the Incentive Fee Cap calculation results in our paying less than the amount of the Incentive Fee calculated pursuant to the Income and Capital Gain Incentive Fee Calculation, then the difference between the Incentive Fee and the Incentive Fee Cap will not be paid by us, and will not be received by GC Advisors as an Incentive Fee either at the end of such relevant period or at the end of any future period. For the avoidance of doubt, our stockholders benefit from a reduction in the amount of Incentive Fees that we pay, and that they pay indirectly, equal to the sum of the differences, if any, between the Incentive Fee and the Incentive Fee Cap.

The components of the Incentive Fee are calculated as described below. The Income Incentive Fee is payable quarterly in arrears and the Capital Gain Incentive Fee is payable at the end of each calendar year in arrears (or, in each case, upon termination of the Investment Advisory Agreement, as of the termination date). The Subordinated Liquidation Incentive Fee is payable upon a liquidation of GCIC.

Income and Capital Gain Incentive Fee Calculation

The Income and Capital Gain Incentive Fee Calculation has two parts: the Income Incentive Fee component and the Capital Gain Incentive Fee component. The Income Incentive Fee component is calculated quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter.

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Income Incentive Fee component, it is possible that an Incentive Fee may be calculated under this formula with respect to a period in which we have incurred a loss. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the income component will result in a positive value and an Incentive Fee will be paid even if we have incurred a loss in that quarter due to realized and/or unrealized capital losses unless the payment of such Incentive Fee would cause us to pay Incentive Fees on a cumulative basis that exceed 20.0% of our Cumulative Pre-Incentive Fee Net Income.

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.5% quarterly. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our Pre-Incentive Fee Net Investment Income and make it easier for GC Advisors to surpass the fixed hurdle rate and receive an Income Incentive Fee. Our Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of our total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds and leverage) used to calculate the base management fee.

We calculate the Income Incentive Fee component of the Income and Capital Gains Incentive Fee Calculation with respect to our Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

•	zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;

•
50.0% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to GC Advisors pursuant to the Income Incentive Fee equals 20.0% of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply. We refer to this portion of our Pre-Incentive Fee Net Investment Income as the “catch-up” provision; and

•	20.0% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For periods prior to the closing of a Liquidity Event, GC Advisors agreed to waive that portion of the Income Incentive Fee calculated in excess of the Income Incentive Fee calculated with respect to our Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

•	zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;

•
50.0% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to GC Advisors pursuant to the Income Incentive Fee equals 15.0% of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply. We refer to this portion of our Pre-Incentive Fee Net Investment Income as the “catch-up” provision; and

•	15.0% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

The Capital Gain Incentive Fee equals (a) 20.0% of our Capital Gain Incentive Fee Base, if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ending December 31, 2015, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. Our “Capital Gain Incentive Fee Base” equals (1) the sum of (A) our realized capital gains, if any, on a cumulative positive basis from December 31, 2014 through the end of each calendar year, (B) all realized capital losses on a cumulative basis and (C) all unrealized capital depreciation on a cumulative basis, less (2) our unamortized deferred debt issuance costs as of the date of calculation, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.

•
The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in our portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.

•
The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment.

•
The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in our portfolio as of the applicable Capital Gain Incentive Fee calculation date and (b) the accreted or amortized cost basis of such investment.

Prior to the closing a Liquidity Event, GC Advisors has agreed to waive that portion of the Capital Gain Incentive Fee, calculated as described above, in excess of 15.0% of the Capital Gain Incentive Fee Base, provided that any amounts so waived shall be deemed to have been paid to GC Advisors for purposes of determining the Capital Gain Incentive fee payable after the closing of a Liquidity Event.

There was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the years ended September 30, 2017 and 2016. However, in accordance with U.S. generally accepted accounting principles, or GAAP, we are required to accrue for the Capital Gain Incentive Fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments when calculating the capital gain incentive fee accrual, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 15.0% of such amount prior to the closing of a Liquidity Event (20.0% following the closing of a Liquidity Event), less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through September 30, 2017, we have not made any Capital Gain Incentive Fee payments. For the years ended September 30, 2017, 2016 and 2015, we accrued a capital gain incentive fee under GAAP of $1.0 million, $0.6 million and $0.0 million, respectively.

The third part of the Incentive Fee, which we refer to as the Subordinated Liquidation Incentive Fee, equals 20.0% of the net proceeds from a liquidation of GCIC in excess of adjusted capital, as calculated immediately prior to liquidation; subject, however, to the limit of cumulative Incentive Fees of all types not exceeding the Incentive Fee Cap. For purposes of this calculation, “liquidation” includes any merger of GCIC with another entity or the acquisition of all or substantially all of the shares of our common stock in a single or series of related transactions. The Investment Advisory Agreement provides that no Subordinated Liquidation Incentive Fee shall be payable for any liquidation that occurs more than six months after the date of a Liquidity Event. For periods prior to the closing of a Liquidity Event, GC Advisors has agreed to waive that portion of the Subordinated Liquidation Incentive Fee in excess of 10.0% of the net proceeds from a liquidation in excess of adjusted capital, as calculated immediately prior to liquidation.

Examples of Incentive Fee Calculation

Example 1 - Income Incentive Fee (1) :

Assumptions

Hurdle rate (2) = 1.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.35%

(1)
The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of total net assets. In addition, the example assumes that during the most recent four full calendar quarter period ending on or prior to the date the payment set forth in the example is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is at least 6.0% of our net assets at the beginning of such period (as adjusted for any share issuances or repurchases).

(2)	Represents a quarter of the 6.0% annualized hurdle rate.

(3)	Excludes offering expenses.

Alternative 1

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Prior to a Liquidity Event:
Management fee = 0.25% (Represents a quarter of the 1.00% annualized management fee, net of waiver)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 0.65%
Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate, therefore there is no Incentive Fee.
Following a Liquidity Event:
Management fee = 0.344% (Represents a quarter of the 1.375% annualized management fee)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 0.556%
Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate, therefore there is no Incentive Fee.
Alternative 2

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.60%

Prior to a Liquidity Event the Incentive Fee would be:
Management fee = 0.25% (Represents a quarter of the 1.00% annualized management fee, net of waiver)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 2.0%
Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee	= 50% × "catch-up" + the greater of 0% AND (15% × (Pre-Incentive Fee Net Investment Income - 2.143%)) = (50% × (2.00% - 1.50%)) + 0% = 50% × 0.50% = 0.25%
Following a Liquidity Event the Incentive Fee would be:
Management fee = 0.344% (Represents a quarter of the 1.375% annualized management fee)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 1.906%
Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee	= 50% × "catch-up" + the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income - 2.50%)) = (50% × (1.906% - 1.50%)) + 0% = 50% × 0.406% = 0.203%

Alternative 3

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.50%

Prior to a Liquidity Event the Incentive Fee would be:
Management fee = 0.25% (Represents a quarter of the 1.00% annualized management fee, net of waiver)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 2.9%
Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee
= 50% × "catch-up" + the greater of 0% AND (15% × (Pre-Incentive Fee Net Investment Income - 2.50%))
= (50% × (2.143% - 1.50%)) + (15% × (2.9% - 2.143%))
= 50% × 0.643% + 15% × 0.757%
= 0.322% + 0.114%
= 0.435%

Following a Liquidity Event the Incentive Fee would be:
Management fee = 0.344% (Represents a quarter of the 1.375% annualized management fee)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 2.806%
Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee
= 50% × "catch-up" + the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income - 2.50%))
= (50% × (2.50% - 1.50%)) + (20% × (2.806% - 2.50%))
= 50% × 1.00% + 20% × 0.306%
= 0.50% + 0.061%
= 0.561%

Example 2 - Capital Gain Incentive Fee:

Alternative 1

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”) and $30 million investment made in Company B (“Investment B”)
Year 2:	Investment A is sold for $15 million and fair market value (“FMV”) of Investment B determined to be $29 million
Year 3:	FMV of Investment B determined to be $27 million
Year 4:	Investment B sold for $25 million

Both prior to and following a Liquidity Event, the Capital Gain Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	None (Sales transaction resulted in a realized capital loss on Investment A)
Year 3:	None (No sales transactions)
Year 4:	None (Sales transaction resulted in a realized capital loss on Investment B)

Each quarterly incentive fee calculated quarterly, in arrears, pursuant to the Income and Capital Gains Incentive Fee Calculation is subject to the Incentive Fee Cap. Below are the necessary adjustments to the Incentive Fee payable to adhere to the Incentive Fee Cap.

Year 1:	No adjustment; no realized capital losses or unrealized capital depreciation.
Year 2:
Investment A sold at a $5 million loss. Investment B has unrealized capital depreciation of $1 million. Therefore, GC Advisors would not be paid on the $6 million realized/unrealized loss, which would result in a lower Incentive Fee by $0.9 million prior to a Liquidity Event, or $1.2 million following a Liquidity Event.

Year 3:
Investment B has unrealized capital depreciation of $2 million. Therefore, GC Advisors would not be paid on the $2 million unrealized capital depreciation, which would result in a lower Incentive Fee by $300,000 prior to a Liquidity Event, or $400,000 following a Liquidity Event.

Year 4:
Investment B sold at a $5 million loss. Investment B was previously marked down by $3 million; therefore, we would realize a $5 million loss on Investment B and reverse the previous $3 million in unrealized capital depreciation. The net effect would be a loss of $2 million. GC Advisors would not be paid on the $2 million loss, which would result in a lower Incentive Fee by $300,000 prior to a Liquidity Event, or $400,000 following a Liquidity Event.

Alternative 2

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
Year 2:	FMV of Investment A determined to be $18 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million.
Year 3:	Investment A sold for $18 million. FMV of Investment B determined to be $24 million and FMV of Investment C determined to be $25 million
Year 4:	FMV of Investment B determined to be $22 million. Investment C sold for $24 million
Year 5:	Investment B sold for $20 million

Both prior to and following a Liquidity Event, the Capital Gain Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	None (No sales transactions)
Year 3:	None (Sales transaction resulted in a realized capital loss on Investment A)
Year 4:	None (Sales transaction resulted in a realized capital loss on Investment C)
Year 5:	None (Sales transaction resulted in a realized capital loss on Investment B)

Each quarterly Incentive Fee payable on the Income and Capital Gains Incentive Fee Calculation is subject to the Incentive Fee Cap. Below are the necessary adjustments to the Incentive Fee payable to adhere to the Incentive Fee Cap.

Year 1:	No adjustment; no realized capital losses or unrealized capital depreciation.
Year 2:
Investment A has unrealized capital depreciation of $2 million. Investment B has unrealized capital depreciation of $5 million. Therefore, GC Advisors would not be paid on the $7 million unrealized capital depreciation which would result in a lower Incentive Fee by $1.05 million prior to a Liquidity Event, or $1.4 million following a Liquidity Event.

Year 3:
Investment A sold at a $2 million loss. Investment A was previously marked down by $2 million; therefore, we would realize a $2 million loss on Investment A and reverse the previous $2 million in unrealized capital depreciation. Investment B has additional unrealized capital depreciation of $1 million. The net effect would be a loss of $1 million. GC Advisors would not be paid on the $1 million loss, which would result in a lower Incentive Fee by $150,000 prior to a Liquidity Event, or $200,000 following a Liquidity Event.

Year 4:
Investment B has additional unrealized capital depreciation of $2 million. Investment C sold at a $1 million realized loss. Therefore, GC Advisors would not be paid on the $3 million realized/unrealized loss, which would result in a lower Incentive Fee by $450,000 prior to a Liquidity Event, or $600,000 following a Liquidity Event.

Year 5:
Investment B sold at a $10 million loss. Investment B was previously marked down by $8 million; therefore, we would realize a $10 million loss on Investment B and reverse the previous $8 million in unrealized capital depreciation. The net effect would be a loss of $2 million. GC Advisors would not be paid on the $2 million loss, which would result in a lower Incentive Fee by $300,000 prior to a Liquidity Event, or $400,000 following a Liquidity Event.

Alternative 3

Assumptions

Year 1:	$25 million investment made in Company A (“Investment A”) and $20 million investment made in Company B (“Investment B”)
Year 2:	Investment A is sold for $30 million and FMV of Investment B determined to be $21 million and $2 million of unamortized deferred debt issuance costs
Year 3:	FMV of Investment B determined to be $23 million and $1 million of unamortized deferred debt issuance costs
Year 4:	Investment B sold for $23 million and $0 of unamortized deferred debt issuance costs

Prior to a Liquidity Event the Capital Gains Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:
$600,000 (15% multiplied by (i) $5 million realized capital gains on sale of Investment A less (ii) $1 million ($2 million of unamortized deferred debt issuance costs less $1 million of unrealized gain))

Year 3:	$150,000 (15% multiplied by $5 million realized capital gains on sale of Investment A less $600,000 (Capital Gain Incentive Fee paid in year 2))
Year 4:	$450,000 (15% multiplied by $8 million realized capital gains on sale of Investment A and Investment B less Capital Gain Incentive Fee paid in years 2 and 3)

Following a Liquidity Event the Capital Gain Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:
$800,000 (20% multiplied by (i) $5 million realized capital gains on sale of Investment A less (ii) $1 million ($2 million of unamortized deferred debt issuance costs less $1 million of unrealized gain))

Year 3:	$200,000 (20% multiplied by $5 million realized capital gains on sale of Investment A less $800,000 (Capital Gain Incentive Fee paid in year 2))
Year 4:	$600,000 (20% multiplied by $8 million realized capital gains on sale of Investment A and Investment B less Capital Gain Incentive Fee paid in years 2 and 3)

Each quarterly Incentive Fee payable on the Income and Capital Gains Incentive Fee Calculation is subject to the Incentive Fee Cap. Below are the necessary adjustments to the Incentive Fee payable to adhere to the Incentive Fee Cap both prior to and following a Liquidity Event.

Year 1:	No adjustment necessary
Year 2:	No adjustment necessary. GC Advisors would not be paid on the $1 million unrealized gain on Investment B.
Year 3:	No adjustment necessary. GC Advisors would not be paid on the $3 million unrealized gain on Investment B.
Year 4:	No adjustment necessary

Example 3 - Subordinated Liquidation Incentive Fee:

Alternative 1

Assumptions

Year 1:
$20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”). Investment A, Investment B, and Investment C disposed of in a liquidation (as defined in the Investment Advisory Agreement) for total proceeds of $55 million within six months of a Liquidity Event.

Both prior to and following a Liquidity Event, the Subordinated Liquidation Incentive Fee, if any, would be:

Year 1:
No Subordinated Liquidation Incentive Fee payable as liquidation proceeds of $55 million are less than adjusted capital immediately prior to liquidation (Net asset value of $75 million with no unrealized capital appreciation)

Alternative 2

Assumptions

Year 1:
$20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”). Investment A, Investment B, and Investment C disposed of in a liquidation (as defined in the Investment Advisory Agreement) for total proceeds of $80 million within six months of a Liquidity Event.

Prior to a Liquidity Event, the Subordinated Liquidation Incentive Fee, if any, would be:

Year 1:
$500,000 Subordinated Liquidation Incentive Fee (10% multiplied by $80 million liquidation proceeds less adjusted capital immediately prior to liquidation (Net asset value of $75 million and no unrealized capital appreciation))

Following a Liquidity Event, the Subordinated Liquidation Incentive Fee, if any, would be:

Year 1:
$1 million Subordinated Liquidation Incentive Fee (20% multiplied by $80 million liquidation proceeds less adjusted capital immediately prior to liquidation (Net asset value of $75 million and no unrealized capital appreciation))

Alternative 3

Assumptions

Year 1:
$20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”) and we complete an initial public offering of our common stock or listing of our common stock on a national securities exchange.

Year 2:	Investment A, Investment B, and Investment C disposed of in a liquidation (as defined in the Investment Advisory Agreement) for total proceeds of $80 million.

The Subordinated Liquidation Incentive Fee, if any, would be:

Year 1:	None (no sales transactions)
Year 2:	No Subordinated Liquidation Incentive Fee is payable on any liquidation occurring more than six months after the closing of a Liquidity Event.

Payment of Our Expenses

All investment professionals of GC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by GC Advisors and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Expenses.”

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by GC Advisors and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities, by vote, may also terminate the Investment Advisory Agreement without penalty. See “Risk Factors - Risks Relating to our Business and Structure - We are dependent upon GC Advisors for our future success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.”

Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, GC Advisors and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of GC Advisors’ services under the Investment Advisory Agreement or otherwise as our investment adviser.

Board Approval of the Investment Advisory Agreement

At a meeting of our board of directors held in May 2017, our board of directors voted unanimously to approve the Investment Advisory Agreement. In reaching a decision to reapprove the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•	the nature, extent and quality of services provided to us by GC Advisors;

•	the relative investment performance of us since inception;

•	the fees paid by other comparable business development companies; and

•	various other matters.

Based on the information reviewed and the considerations detailed above, our board of directors, including all of the directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the renewal of the Investment Advisory Agreement for a one year term.

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2017, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. In reaching a decision to approve Administration Agreement, the board of directors, including the independent directors, reviewed the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement to determine that such expenses are reasonable and comparable to administrative services charged by unaffiliated asset managers. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

Indemnification

The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Administrator’s services under the Administration Agreement or otherwise as our administrator.

License Agreement

We have entered into a license agreement with Golub Capital LLC under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital”. Under this agreement, we will have a right to use the “Golub Capital” name and the agreement will remain in effect for so long as GC Advisors or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Golub Capital” name.

Staffing Agreement

We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. GC Advisors is an affiliate of Golub Capital LLC and depends upon access to the investment professionals and other resources of Golub Capital LLC and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. GC Advisors also depends upon Golub Capital LLC to obtain access to deal flow generated by the professionals of Golub Capital LLC and its affiliates. Under the Staffing Agreement, Golub Capital LLC provides GC Advisors with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee serve in such capacity. The Staffing Agreement remains in effect until terminated and may be terminated by either party without penalty upon 60 days’ written notice to the other party. Services under the Staffing Agreement are provided to GC Advisors on a direct cost reimbursement basis, and such fees are not our obligation.

REGULATION

General

We are a business development company under the 1940 Act and have elected to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a business development company be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company without the approval of a majority of our outstanding voting securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter,” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies, or any of our other policies, is fundamental and each may be changed without stockholder approval. To the extent we adopt any fundamental policies; no person from whom we borrow will have, in his or her capacity as lender or debt holder, either a veto power or a vote in approving or changing any of our fundamental policies.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:

•	is organized under the laws of, and has its principal place of business in, the United States;

•
is not an investment company (other than a small business investment company, or SBIC, wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies either of the following:

•
does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250.0 million market capitalization maximum; or

•
is controlled by a business development company or a group of companies including a business development company, the business development company actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the business development company has an affiliated person who is a director of the eligible portfolio company.

(2)	Securities of any eligible portfolio company which we control.

(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.
The regulations defining and interpreting qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

We look through our consolidated subsidiaries to the underlying holdings (considered together with portfolio assets held outside of our consolidated subsidiaries) for purposes of determining compliance with the 70% qualifying assets requirement of the 1940 Act. At least 70% of our assets will be eligible assets.

Managerial Assistance to Portfolio Companies

A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, when the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the Diversification Tests, as defined in section 851(b)(3) of the Code, in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. GC Advisors will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes. We consolidate our financial results with all of our wholly-owned subsidiaries, including GCIC Holdings, the GCIC 2016 Issuer and GCIC Funding, for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. For a discussion of the risks associated with leverage, see “Risk Factors - Risks Relating to our Business and Structure - Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.”

Codes of Ethics

We and GC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Each code of ethics is attached as an exhibit to this annual report on Form 10-K.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to GC Advisors. The proxy voting policies and procedures of GC Advisors are set out below. The guidelines are reviewed periodically by GC Advisors and our directors who are not “interested persons” and, accordingly, are subject to change.

Introduction

As an investment adviser registered under the Advisers Act, GC Advisors has a fiduciary duty to act solely in our best interests. As part of this duty, GC Advisors recognizes that it must vote our securities in a timely manner free of conflicts of interest and in our best interests.

GC Advisors’ policies and procedures for voting proxies for its investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

GC Advisors votes proxies relating to our portfolio securities in what it perceives to be the best interest of our stockholders. GC Advisors reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities we hold. In most cases GC Advisors will vote in favor of proposals that GC Advisors believes are likely to increase the value of the portfolio securities we hold. Although GC Advisors will generally vote against proposals that may have a negative effect on our portfolio securities, GC Advisors may vote for such a proposal if there exist compelling long-term reasons to do so.

Our proxy voting decisions are made by GC Advisors’ chief executive officer and president. To ensure that GC Advisors’ vote is not the product of a conflict of interest, GC Advisors requires that (1) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how GC Advisors intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, GC Advisors will disclose such conflicts to us, including our independent directors, and may request guidance from us on how to vote such proxies.

Proxy Voting Records

You may obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2017 by making a written request for proxy voting information to: Golub Capital Investment Corporation, Attention: Investor Relations, 666 Fifth Avenue, 18th Floor, New York, NY 10103, or by calling Golub Capital Investment Corporation collect at (212) 750-6060.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their nonpublic personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any nonpublic personal information relating to our stockholders, although certain nonpublic personal information of our stockholders may become available to us. We do not disclose any nonpublic personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to nonpublic personal information about our stockholders to employees of GC Advisors and its affiliates with a legitimate business need for the information. We will maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.

Other

Under the 1940 Act, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and GC Advisors are required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering these policies and procedures.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser. The staff of the SEC has granted no-action relief pursuant to which purchases by us and other accounts sponsored or managed by GC Advisors or its affiliates of a single class of privately placed securities are permitted provided that the adviser negotiates no term other than price and certain other conditions are met. Any co-investment would be made subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another account sponsored or managed by GC Advisors to make different investments in the same issuer, GC Advisors will need to decide which account will proceed with the investment. Moreover, in certain circumstances, we may be unable to invest in an issuer in which another account sponsored or managed by GC Advisors has previously invested.

On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by the GC Advisors and its affiliates may afford us additional investment opportunities and the ability to achieve greater diversification. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, imposes a variety of regulatory requirements on companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and their insiders. Many of these requirements affect us. For example:

•	our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

•	our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
beginning with our fiscal year ending September 30, 2017, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and, without an exemption under the JOBS Act as described below, must be audited by our independent registered public accounting firm; and

•
beginning with our fiscal year ending September 30, 2017, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act.

JOBS Act

We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, until the earliest of:

•	the last day of our fiscal year in which the fifth anniversary of an initial public offering of shares of our common stock occurs;

•	The end of the fiscal year in which our total annual gross revenues first exceed $1.0 billion;

•	The date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

•
The last day of a fiscal year in which we (1) have an aggregate worldwide market value of our common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies.

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute as dividends for U.S. federal income tax purposes to our stockholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends for U.S. federal income tax purposes of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we did not incur any liability to pay federal income tax, or the Excise Tax Avoidance Requirement.

Taxation as a RIC

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;
then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as dividends to our stockholders.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;

•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income), or the 90% Income Test; and

•	diversify our holdings, or the Diversification Tests, so that at the end of each quarter of the taxable year:

•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•
no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships.

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or other tax liabilities.

In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet U.S. federal excise tax distribution requirements will not cause us to lose our RIC status. We currently intend to make sufficient distributions each taxable year to satisfy the U.S. federal excise tax requirements.

Any underwriting fees paid by us are not deductible in computing our investment company taxable income. We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our ability to be subject to tax as a RIC.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Business - Regulation - Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Some of the income and fees that we may recognize will not satisfy the 90% Income Test. In order to manage the risk that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be subject to U.S. corporate income tax as well as state and local tax on their earnings, which ultimately will reduce our return on such income and fees.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we generally would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to failures to comply with the 90% Income Test and the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct dividend distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.

Item 1A. Risk Factors
You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Relating to Our Business and Structure

We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

Since the economic downturn that began in mid-2007, interest rates have remained low. Because longer-term inflationary pressure is likely to result from the U.S. government’s fiscal policies and challenges during this time, we will likely experience rising interest rates, rather than falling rates, at some point in the future and have begun to see increases to LIBOR.

To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income, in particular with respect to increases from current levels to the level of the interest rate floors on certain investments. In periods of rising interest rates, our cost of funds will increase because the interest rates on the majority of amounts we have borrowed are floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

You should also be aware that a rise in the general level of interest rates typically will lead to higher interest rates applicable to our debt investments, which may result in an increase of the amount of incentive fees payable to GC Advisors. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Because the statements made by the head of the United Kingdom Financial Conduct Authority are recent in nature, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.

The U.S. and global capital markets have in the past and may in the future experience periods of extreme volatility and disruption during economic downturns and recessions. Increases to budget deficits or direct and contingent sovereign debt, may create concerns about the ability of certain nations to service their sovereign debt obligations, and risks resulting from any such debt crisis in Europe, the United States or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, and the implications of the United Kingdom’s pending withdrawal from the European Union are unclear at present. Market and economic disruptions, which may be caused by political trends and government actions in the United States or elsewhere, have in the past and may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies and the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, such disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time again and may materially worsen in the future, including as a result of U.S. government shutdowns or further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are dependent upon GC Advisors for our success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.

We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. GC Advisors’ investment committee, which consists of two members of our board of directors and two additional employees of Golub Capital LLC, provides oversight over our investment activities. We also cannot assure you that we will replicate the historical results achieved for other Golub Capital funds by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that GC Advisors will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of GC Advisors will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Golub Capital LLC and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to identify appropriate replacements or grow our investment portfolio. The loss of any member of GC Advisors’ investment committee or of other senior investment professionals of GC Advisors and its affiliates would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

The Staffing Agreement provides that Golub Capital LLC makes available to GC Advisors experienced investment professionals and provides access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to the Staffing Agreement and cannot assure you that Golub Capital LLC will fulfill its obligations under the agreement. If Golub Capital LLC fails to perform, we cannot assure you that GC Advisors will enforce the Staffing Agreement, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of Golub Capital LLC and its affiliates or their information and deal flow.

Our business model depends to a significant extent upon strong referral relationships with sponsors. Any inability of GC Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon Golub Capital LLC’s relationships with sponsors, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Golub Capital LLC fails to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of Golub Capital LLC have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our financial condition, results of operations and cash flows depend on our ability to manage our business effectively.

Our ability to achieve our investment objective depends on our ability to manage our business and to grow. This depends, in turn, on GC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon GC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. GC Advisors has substantial responsibilities under the Investment Advisory Agreement, as well as responsibilities in connection with the management of other accounts sponsored or managed by GC Advisors, members of GC Advisors’ investment committee or Golub Capital LLC and its affiliates. The personnel of the Administrator and its affiliates may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There are significant potential conflicts of interest that could affect our investment returns.

As a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee, there may be times when GC Advisors or such persons have interests that differ from those of our securityholders, giving rise to a conflict of interest.

Conflicts related to obligations GC Advisors’ investment committee, GC Advisors or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.

The members of GC Advisors’ investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, our officers and directors also serve as officers and directors of Golub Capital BDC, Inc. (NASDAQ: GBDC), or GBDC, and Golub Capital BDC 3, Inc., or GBDC 3, each a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act and, in the case of GBDC, whose shares of common stock are publicly traded on the Nasdaq Global Select Market. Similarly, GC Advisors or its affiliates currently manage and may have other clients with similar or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, Lawrence E. Golub and David B. Golub have management responsibilities for other accounts managed or sponsored by GC Advisors or its affiliates, including GBDC and GBDC 3. Our investment objective may overlap with the investment objectives of such affiliated accounts. For example, GC Advisors currently manages GBDC, GBDC 3 and several private funds, some of which may seek additional capital from time to time, that are pursuing an investment strategy similar to ours, and we may compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors. Certain of these accounts may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

GC Advisors’ investment committee, GC Advisors or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

Principals of GC Advisors and its affiliates and members of GC Advisors’ investment committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

Our management and incentive fee structure may create incentives for GC Advisors that are not fully aligned with the interests of our stockholders and may induce GC Advisors to make certain investments, including speculative investments.

In the course of our investing activities, we pay management and incentive fees to GC Advisors. The management fee is based on our average adjusted gross assets and the incentive fee is computed and paid on income, both of which include leverage. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our average adjusted gross assets, GC Advisors benefits when we incur debt or use leverage. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor or our securityholders.

Additionally, the incentive fee payable by us to GC Advisors may create an incentive for GC Advisors to cause us to realize capital gains or losses that may not be in the best interests of us or our stockholders. Under the incentive fee structure, GC Advisors benefits when we recognize capital gains and, because GC Advisors determines when an investment is sold, GC Advisors controls the timing of the recognition of such capital gains. Our board of directors is charged with protecting our stockholders’ interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation.

The part of the management and incentive fees payable to GC Advisors that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, zero coupon securities, and other deferred interest instruments and may create an incentive for GC Advisors to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. This fee structure may be considered to give rise to a conflict of interest for GC Advisors to the extent that it may encourage GC Advisors to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. GC Advisors may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because GC Advisors is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

The majority of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, our board of directors will determine the fair value of these securities in good faith. In connection with that determination, investment professionals from GC Advisors may provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, Lawrence E. Golub and David B. Golub have an indirect pecuniary interest in GC Advisors. The participation of GC Advisors’ investment professionals in our valuation process, and the indirect pecuniary interest in GC Advisors by Lawrence E. Golub and David B. Golub, could result in a conflict of interest as GC Advisors’ management fee is based, in part, on our average adjusted gross assets and our incentive fees will be based, in part, on unrealized gains and losses.

Conflicts related to other arrangements with GC Advisors or its affiliates.

We have entered into a license agreement with Golub Capital LLC under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital”. In addition, we pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest that our board of directors must monitor.

The Investment Advisory Agreement and the Administration Agreement were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to GC Advisors, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. For example, certain accounts managed by GC Advisors have lower management, incentive or other fees than those charged under the Investment Advisory Agreement and/or a reduced ability to recover expenses and overhead than may be recovered by the Administrator under the Administration Agreement. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements and the Revolver because of our desire to maintain our ongoing relationship with GC Advisors, the Administrator and their respective affiliates. Any such decision, however, would breach our fiduciary obligations to our stockholders.

Our ability to enter into transactions with our affiliates will be restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. We consider GC Advisors and its affiliates to be our affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to, among others, any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

We may, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We may also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, if an investment opportunity is appropriate for us and another similar eligible account, the opportunity will be allocated pro rata based on the relative capital available for investment of each of us and such other eligible accounts, subject to minimum and maximum investment size limits. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations in which co-investment with other accounts sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, such as when, in the absence of exemptive relief described below, we and such other entities may make investments in the same issuer or where the different investments could be expected to result in a conflict between our interests and those of other GC Advisors clients, GC Advisors needs to decide whether we or such other entity or entities will proceed with such investments. GC Advisors makes these determinations based on its policies and procedures, which generally require that such investment opportunities be offered to eligible accounts on a basis that is fair and equitable over time, including, for example, through random or rotational methods. Moreover, in certain circumstances, we may be unable to invest in an issuer in which an account sponsored or managed by GC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.

We may be the target of litigation.

We may be the target of securities litigation in the future, particularly if the trading price of our common stock fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

A number of entities compete with us to make the types of investments that we plan to make. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with accounts managed or sponsored by GC Advisors or its affiliates. Although GC Advisors allocates opportunities in accordance with its allocation policy, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our securityholders. Moreover, the performance of investments will not be known at the time of allocation.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

In order to be subject to tax as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our securityholders. See “Business - Taxation as a RIC.”

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute each taxable year an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes, to our stockholders to maintain our ability to be subject to tax as a RIC. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of original issue discount. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, is included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and GC Advisors will have no obligation to refund any fees it received in respect of such accrued income.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax. See “Business - Taxation as a RIC.”

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

We do not expect to be treated initially as a “publicly offered regulated investment company”. Until and unless we are treated as a “publicly offered regulated investment company” as a result of either (i) shares of our common stock and our preferred stock collectively being held by at least 500 persons at all times during a taxable year or (ii) shares of our common stock being treated as regularly traded on an established securities market, each U.S. stockholder that is an individual, trust or estate will be treated as having received a distribution from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. We do not, however, anticipate issuing debt securities in the next twelve months. As of September 30, 2017, we had $670.2 million of outstanding borrowings, including $252.5 million outstanding under the GCIC 2016 Debt Securitization.

In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred stock, which is another form of leverage, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in the best interest of our common stockholders. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive distributions would be senior to those of holders of shares of our common stock. We do not, however, anticipate issuing preferred stock in the next 12 months.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and holders of our common stock might experience dilution.

We intend to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will depend on GC Advisors’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. For example, due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, as a business development company we are currently unable to enter into any securitization transactions. We cannot assure you that the SEC or any other regulatory authority will modify such regulations or provide administrative guidance that would permit us to enter into securitizations on a timely basis or at all. We may issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GC Advisors.

The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2017, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-21.80%	-12.33%	-2.86%	6.61%	16.08%

(1)
Assumes $1,455.1 million in total assets, $670.2 million in debt outstanding and $768.2 million in net assets as of September 30, 2017 and an effective annual interest rate of 3.28% as of September 30, 2017.

Based on our outstanding indebtedness of $670.2 million as of September 30, 2017 and the effective annual interest rate of 3.28% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.51% to cover annual interest payments on the outstanding debt.

Investors may fail to fund a Drawdown Purchase when due.

We call only a limited amount of capital commitments from investors who have committed to purchase shares of our stock in a private placement, or a Drawdown Purchase, upon each drawdown notice. The timing of Drawdown Purchases may be difficult to predict, requiring each investor to maintain sufficient liquidity until its capital commitments are fully funded. In addition, there is no assurance that all investors will satisfy their respective capital commitments. To the extent that one or more investors does not satisfy its or their capital commitments when due or at all, there could be a material adverse effect on our business, financial condition and results of operations, including an inability to fund our investment obligations, make appropriate distributions to our stockholders or to continue to satisfy applicable regulatory requirements under the 1940 Act. If an investor fails to satisfy any part of its capital commitment when due, other stockholders who have an outstanding capital commitment may be required to fund such capital commitment sooner than they otherwise would have absence such default. We cannot assure you that we will recover the full amount of the capital commitment of any defaulting investor.

We are subject to risks associated with the GCIC 2016 Debt Securitization.

As a result of the GCIC 2016 Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” in this annual report on Form 10K to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In the GCIC 2016 Debt Securitization, institutional investors purchased the notes issued by the GCIC 2016 Issuer in a private placement.

We are subject to certain risks as a result of our direct interests in the junior notes and membership interests of the GCIC 2016 Issuer.

Under the terms of the loan sale agreement governing the GCIC 2016 Debt Securitization, we sold and/or contributed to the GCIC 2016 Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such loan sale agreement. Following this transfer, the GCIC 2016 Issuer held all of the ownership interest in such portfolio loans and participations. As a result of the GCIC 2016 Debt Securitization, we hold the Class C GCIC 2016 Notes and Class D GCIC 2016 Notes issued by the GCIC 2016 Issuer as well as all of the membership interests of the GCIC 2016 Issuer. As a result, we consolidate the financial statements of the GCIC 2016 Issuer, as well as our other subsidiaries, in our consolidated financial statements. Because the GCIC 2016 Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us to the GCIC 2016 Issuer did not constitute a taxable event for U.S. federal income tax purposes. If the IRS were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. We may, from time to time, hold asset-backed securities, or the economic equivalent thereof, issued by a securitization vehicle sponsored by another business development company to the extent permitted under the 1940 Act.

The Class C GCIC 2016 Notes and Class D GCIC 2016 Notes are subordinated obligations of the GCIC 2016 Issuer and we may not receive cash from the GCIC 2016 Issuer.

The Class C GCIC 2016 Notes and Class D GCIC 2016 Notes are the most junior classes of notes issued by the GCIC 2016 Issuer, are subordinated in priority of payment to the Class A GCIC 2016 Notes and the Class B GCIC 2016 Notes and are subject to certain payment restrictions set forth in the indenture governing the notes issued by the GCIC 2016 Issuer. Therefore, we only receive cash distributions on the Class C GCIC 2016 Notes and Class D GCIC 2016 Notes if the GCIC 2016 Issuer has made all cash interest payments to all other notes it has issued. Consequently, to the extent that the value of the GCIC 2016 Issuer’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Class C GCIC 2016 Notes and the Class D GCIC 2016 Notes at their redemption could be reduced. If the GCIC 2016 Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the GCIC 2016 Debt Securitization, cash would be diverted from the Class C GCIC 2016 Notes and Class D GCIC 2016 Notes to first pay the Class A GCIC 2016 Notes and Class B GCIC 2016 Notes in amounts sufficient to cause such tests to be satisfied.

The GCIC 2016 Issuer is the residual claimant on funds, if any, remaining after holders of all classes of notes issued by the GCIC 2016 Issuer have been paid in full on each payment date or upon maturity of such notes under the GCIC 2016 Debt Securitization documents. The membership interests in the GCIC 2016 Issuer represent all of the equity interest in the GCIC 2016 Issuer, and, as the holder of the membership interests, we may receive distributions, if any, only to the extent that the GCIC 2016 Issuer makes distributions out of funds remaining after holders of all classes of notes have been paid in full on each payment date any amounts due and owing on such payment date or upon maturity of such notes. In the event that we fail to receive cash directly from the GCIC 2016 Issuer, we could be unable to make such distributions in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all.

The interests of holders of the senior classes of securities issued by the GCIC 2016 Issuer may not be aligned with our interests.

The Class A GCIC 2016 Notes are the debt obligations ranking senior in right of payment to other securities issued by the GCIC 2016 Issuer in the GCIC 2016 Debt Securitization. As such, there are circumstances in which the interests of holders of the Class A GCIC 2016 Notes may not be aligned with the interests of holders of the other classes of notes issued by, and membership interests of, the GCIC 2016 Issuer. For example, under the terms of the Class A GCIC 2016 Notes, holders of the Class A GCIC 2016 Notes have the right to receive payments of principal and interest prior to holders of the Class B GCIC 2016 Notes, the Class C GCIC 2016 Notes, the Class D GCIC 2016 Notes and the GCIC 2016 Issuer.

For as long as the Class A GCIC 2016 Notes remain outstanding, holders of the Class A GCIC 2016 Notes comprise the most senior class of notes then outstanding, or the Controlling Class, under the GCIC 2016 Debt Securitization. If the Class A GCIC 2016 Notes are paid in full, the Class B GCIC 2016 Notes would comprise the Controlling Class under the GCIC 2016 Debt Securitization. Holders of the Controlling Class under the GCIC 2016 Debt Securitization have the right to act in certain circumstances with respect to the portfolio loans in ways that may benefit their interests but not the interests of holders of more junior classes of notes and membership interests, including by exercising remedies under the indenture in the GCIC 2016 Debt Securitization.

If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture for the GCIC 2016 Debt Securitization, the Controlling Class, as the most senior class of notes then outstanding will be paid in full before any further payment or distribution on the more junior classes of notes and membership interests. In addition, if an event of default under the GCIC 2016 Debt Securitization occurs, holders of a majority of the Controlling Class may be entitled to determine the remedies to be exercised under the indenture, subject to the terms of such indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the GCIC 2016 Issuer, the trustee or holders of a majority of the Controlling Class may declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the GCIC 2016 Issuer. If at such time the portfolio loans were not performing well, the GCIC 2016 Issuer may not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes, or to pay a distribution to holders of the membership interests.

Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the notes that are subordinated to the Controlling Class (which would include the Class C GCIC 2016 Notes and Class D GCIC 2016 Notes to the extent the Class A GCIC 2016 Notes or Class B GCIC 2016 Notes constitute the Controlling Class), and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of us or that we will receive any payments or distributions from the GCIC 2016 Issuer upon an acceleration of the notes if there are not sufficient proceeds to pay the holders of more senior notes. In a liquidation under the GCIC 2016 Debt Securitization, the Class C GCIC 2016 Notes and Class D GCIC 2016 Notes will be subordinated to payment of the Class A GCIC 2016 Notes and Class B GCIC 2016 Notes and may not be paid in full to the extent funds remaining after payment of the Class A GCIC 2016 Notes and Class B GCIC 2016 Notes are insufficient. In addition, under the GCIC 2016 Debt Securitization, after the Class A GCIC 2016 Notes and Class B GCIC 2016 Notes are paid in full, the holder of the Class C GCIC 2016 Notes and Class D GCIC 2016 Notes will be the only remaining noteholders and may amend the applicable indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. Any failure of the GCIC 2016 Issuer to make distributions on the notes we hold, whether as a result of an event of default, liquidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to maintain our ability to be subject to tax as a RIC, or at all.

The GCIC 2016 Issuer may fail to meet certain asset coverage tests.

Under the documents governing the GCIC 2016 Debt Securitization, there are two asset coverage tests applicable to the Class A GCIC 2016 Notes and Class B GCIC 2016 Notes. The first such test compares the amount of interest received on the portfolio loans held by the GCIC 2016 Issuer to the amount of interest payable in respect of the Class A GCIC 2016 Notes, Class B GCIC 2016 Notes and Class C GCIC 2016 Notes. To meet this first test, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A GCIC 2016 Notes and Class B GCIC 2016 Notes, taken together, and at least 110% of the interest payable in respect of the Class C GCIC 2016 Notes. The second such test compares the principal amount of the portfolio loans to the aggregate outstanding principal amount of the Class A GCIC 2016 Notes, the Class B GCIC 2016 Notes and the Class C GCIC 2016 Notes. To meet this second test at any time, the aggregate principal amount of the portfolio loans must equal at least 149.4% of the Class A GCIC 2016 Notes and the Class B GCIC 2016 Notes, taken together, and 128.2% of the Class C GCIC 2016 Notes. If any asset coverage test with respect to the Class A GCIC 2016 Notes, the Class B GCIC 2016 Notes or Class C GCIC 2016 Notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the holders of the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and the GCIC 2016 Issuer will instead be used to redeem first the Class A GCIC 2016 Notes and then the Class B GCIC 2016 Notes, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the notes, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation.

The value of the Class C GCIC 2016 Notes or the Class D GCIC 2016 Notes could be adversely affected by a mandatory redemption because such redemption could result in the applicable notes being redeemed at par at a time when they are trading in the secondary market at a premium to their stated principal amount and when other investments bearing the same rate of interest may be difficult or expensive to acquire. A mandatory redemption could also result in a shorter investment duration than a holder of such notes may have wanted or anticipated, which could, in turn, result in such a holder incurring breakage costs on related hedging transactions. In addition, the reinvestment period under the GCIC 2016 Debt Securitization may extend through as late as August 8, 2020, which could affect the value of the collateral securing the Class C GCIC 2016 Notes and Class D GCIC 2016 Notes.

We may be required to assume liabilities of the GCIC 2016 Issuer and are indirectly liable for certain representations and warranties in connection with the GCIC 2016 Debt Securitization.

The structure of the GCIC 2016 Debt Securitization is intended to prevent, in the event of our bankruptcy, the consolidation of the GCIC 2016 Issuer with our operations. If the true sale of the assets in the GCIC 2016 Debt Securitization were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the GCIC 2016 Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the GCIC 2016 Debt Securitization, which would equal the full amount of debt of the GCIC 2016 Issuer that will be reflected on our consolidated balance sheet. In addition, we cannot assure you that the recovery in the event we were consolidated with the GCIC 2016 Issuer for purposes of any bankruptcy proceeding would exceed the amount to which we would otherwise be entitled as an indirect holder of the Class C GCIC 2016 Notes and Class D GCIC 2016 Notes had we not been consolidated with the GCIC 2016 Issuer.

In addition, in connection with the GCIC 2016 Debt Securitization, we indirectly gave the lenders certain customary representations with respect to the legal structure of the GCIC 2016 Issuer and the quality of the assets transferred to the GCIC 2016 Issuer. We remain indirectly liable for any breach of such representations for the life of the GCIC 2016 Debt Securitization.

The GCIC 2016 Issuer may issue additional Notes.

Under the terms of the GCIC 2016 Debt Securitization documents, the GCIC 2016 Issuer could issue additional notes in any class at any time during the reinvestment period on a pro rata basis for each class of notes or, if additional Class A GCIC 2016 Notes are not being issued, on a pro rata basis for all classes that are subordinate to the Class A GCIC 2016 Notes and use the net proceeds of such issuance to purchase additional portfolio loans or for another permitted use as provided in the GCIC 2016 Debt Securitization documents. Any such additional issuance, however, would require the consent of the collateral manager to the GCIC 2016 Debt Securitization and either the holders of a majority the Class A GCIC 2016 Notes or, in the case of an additional issuance of Class A GCIC 2016 Notes, the holders of a supermajority of the Class A GCIC 2016 Notes. Among the other conditions that must be satisfied in connection with an additional issuance of notes, the aggregate principal amount of all additional issuances of any class of notes may not exceed 100% of the outstanding principal amount of such class of notes; the GCIC 2016 Issuer must notify each rating agency of such issuance prior to the issuance date and such rating agency, if it then rates any class of notes, must confirm in writing that no immediate withdrawal or reduction with respect to its then-current rating of any such class of notes will occur as a result of such issuance; and the terms of the notes to be issued must be identical to the terms of previously issued notes of the same class (except that all monies due on such additional notes will accrue from the issue date of such notes and that the spread over LIBOR and prices of such notes do not have to be identical to those of the initial notes, provided that the interest rate on such additional notes must not exceed the interest rate applicable to the initial class of such notes). We do not expect to cause the GCIC 2016 Issuer to issue any additional notes at this time. The total purchase price for any additional notes that may be issued may not always equal 100% of the par value of such notes, depending on several factors, including fees and closing expenses.

We are subject to risks associated with the Credit Facility.

On October 14, 2014, GCIC Funding, our wholly owned subsidiary, entered into the Credit Facility, a senior secured revolving credit facility. As a result of the Credit Facility, we are subject to a variety of risks, including those set forth below.

Our interests in GCIC Funding are subordinated and we may not receive cash on our equity interests from GCIC Funding.

We own 100% of the equity interests in GCIC Funding. We consolidate the financial statements of GCIC Funding in our consolidated financial statements and treat the indebtedness of GCIC Funding as our leverage. Our interests in GCIC Funding are subordinated in priority of payment to every other obligation of GCIC Funding and are subject to certain payment restrictions set forth in the Credit Facility. We receive cash distributions on our equity interests in GCIC Funding only if GCIC Funding has made all required cash interest payments to the lenders and no default exists under the Credit Facility. We cannot assure you that distributions on the assets held by GCIC Funding will be sufficient to make any distributions to us or that such distributions will meet our expectations.

We receive cash from GCIC Funding only to the extent that we receive distributions on our equity interests in GCIC Funding. GCIC Funding may make distributions on its equity interests only to the extent permitted by the payment priority provisions of the Credit Facility. The Credit Facility generally provides that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if GCIC Funding does not meet the borrowing base test set forth in the Credit Facility documents, a default would occur. In the event of a default under the Credit Facility documents, cash would be diverted from GCIC Funding first to pay the lender and other secured parties in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash from GCIC Funding, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.

Our equity interests in GCIC Funding rank behind all of the secured and unsecured creditors, known or unknown, of GCIC Funding, including the lenders in the Credit Facility. Consequently, to the extent that the value of GCIC Funding’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in GCIC Funding could be reduced. Accordingly, our investment in GCIC Funding may be subject to up to a 100% loss.

Our ability to sell investments held by GCIC Funding is limited.

The Credit Facility places significant restrictions on GC Advisors’ ability, as servicer, to sell investments. As a result, there may be times or circumstances during which GC Advisors is unable to sell investments or take other actions that might be in our best interests.

Our ability to invest in public companies may be limited in certain circumstances.

To maintain our status as a business development company, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and investments in distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.

We may enter into reverse repurchase agreements, which are another form of leverage.

We may enter into reverse repurchase agreements as part of our management of our temporary investment portfolio. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.

Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us may decline. If a buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected. Also, in entering into reverse repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with reverse repurchase agreements, our net asset value would decline, and, in some cases, we may be worse off than if we had not used such agreements.

Adverse developments in the credit markets may impair our ability to enter into new debt financing arrangements.

During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. To the extent these circumstances arise again in the future, it may be difficult for us to finance the growth of our investments on acceptable economic terms, or at all and one or more of our leverage facilities could be accelerated by the lenders.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy.

As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Business - Regulation - Qualifying Assets.”

In the future, we believe that most of our investments will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failure to qualify as a business development company would decrease our operating flexibility

If we do not maintain our status as a business development company, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

The majority of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.

The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

We have retained the services of several independent service providers to review the valuation of these securities. At least once annually, the valuation for each portfolio investment for which a market quote is not readily available is reviewed by an independent valuation firm. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statement of operations as net change in unrealized appreciation or depreciation.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.

New or modified laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. In particular Dodd-Frank impacts many aspects of the financial services industry and it requires the development and adoption of many implementing regulations over the next several years. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. President Trump and certain members of Congress have indicated that they will seek to amend or repeal portions of Dodd-Frank and to overhaul the Code, among other federal laws, which may create regulatory uncertainty in the near term. While the impact of Dodd-Frank and any federal tax reform legislation on us and our portfolio companies may not be known for an extended period of time, Dodd-Frank and any tax reform ultimately enacted as law, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of GC Advisors to other types of investments in which GC Advisors may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, GC Advisors may determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission, or CFTC, or may determine to operate subject to CFTC regulation, if applicable. If we or GC Advisors were to operate subject to CFTC regulation, we may incur additional expenses and would be subject to additional regulation.

In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect or will take effect in both the U.S. and in Europe may adversely affect certain amendments to or new issuances by the GCIC 2016 Debt Securitization and may adversely affect or prevent us from entering into any future securitization transaction. Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank that became effective on December 24, 2016, as a business development company we are currently unable to complete any future securitization transactions or amend our existing debt securitizations. The impact of these risk retention rules on the loan securitization market are uncertain, and such rules may cause an increase in our cost of funds under or may prevent us from completing any future securitization transactions or certain amendments to or new issuances by our existing debt securitizations. On October 21, 2014, U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, or the U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as collateralized loan obligations, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules.  We currently use the 2016 Debt Securitization as a source of long-term balance sheet financing for portfolios of middle-market loans. Generally, the financing costs associated with debt securitizations of this type are significantly more favorable than the financing costs we would incur in connection with a traditional senior secured credit facility. However, we cannot assure you that the SEC or any other regulatory authority will modify such regulations or provide administrative guidance that would permit us to enter into securitizations, whether on a timely basis or at all. Given the more attractive financing costs associated with these types of debt securitization as opposed to other types of financing available (such as traditional senior secured facilities), this may, in turn, increase our financing costs. Any associated increase in financing costs would ultimately be borne by our common stockholders.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, operating results and the value of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.

The Maryland General Corporation Law our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, the application of which is subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. The Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

In addition, our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from such act, it may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer. The staff of the SEC’s Division of Investment Management has taken the position that a business development company failing to opt out of the Maryland Control Share Acquisition Act is acting in a manner inconsistent with Section 18(i) of the 1940 Act. Also, our charter provides for classifying our board of directors in three classes serving staggered three-year terms, and provisions of our charter authorize our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock and to amend our charter, without stockholder approval, in certain instances.

These anti-takeover provisions may inhibit a change of control in circumstances that could give our stockholders the opportunity to realize a premium over the net asset value of our common stock.

GC Advisors can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

GC Advisors has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If GC Advisors resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by GC Advisors and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

The Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

We are an “emerging growth company,” and we do not know if such status will make our shares less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, until the earliest of;

•	the last day of the fiscal year ending after the fifth anniversary of any initial public offering of shares of our common stock;

•	the year in which our total annual gross revenues first exceed $1.0 billion;

•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

•
the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter, and (2) have been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act).

Although we are still evaluating the JOBS Act, we may take advantage of some or all of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our common stock less attractive, which could reduce the market value of our shares. For example, while we are an emerging growth company and/or a non-accelerated filer within the meaning of the Exchange Act, we may take advantage of exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and an extended transition period available to emerging growth companies to comply with “new or revised accounting standards” until those standards are applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

We intend to limit investments in our common stock by certain investors due to certain restrictions of the Employee Retirement Income Security Act of 1974, as amended.

Prior to an initial public offering of our common stock, listing of the shares of our common stock on a national securities exchange or registration of shares of our common stock under the Exchange Act (sufficient to cause our common stock to be a “publicly offered security” for purposes of regulations promulgated by the United States Department of Labor), we do not intend to permit “Benefit Plan Investors” to hold twenty-five percent (25%) (or such higher percentage as may be specified in regulations promulgated by the United States Department of Labor) or more of the value of any outstanding class of our capital stock. Accordingly, we expect that our assets will not be treated as “plan assets” subject to Title I of the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or Section 4975 of the Code, as amended, though there is no assurance that this will be the case. Were our assets to be treated as “plan assets” (that is, if 25% or more of the value of any class of capital stock is held by Benefit Plan Investors), we could, among other things, be subject to certain restrictions on our ability to carry out our activities as described herein. Moreover, we may require Benefit Plan Investors or other employee benefit plans not subject to Title I of ERISA or Section 4975 of the Code to reduce or terminate their interests in us at such time.

We will incur significant costs as a result of having securities registered under the Exchange Act.

We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.

Our compliance with Section 404 of the Sarbanes-Oxley Act involves significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of our common stock.

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As a result, we are incurring additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot ensure that our evaluation, testing and remediation process is effective or that our internal control over financial reporting will be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities would be adversely affected.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our common stock and our ability to pay distributions.

Our business depends on the communications and information systems of GC Advisors and its affiliates. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could, in turn, have a material adverse effect on our operating results and negatively affect the value of our securities and our ability to pay distributions to our securityholders. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by GC Advisors and third-party service providers.

Risks Relating to Our Investments

Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.

Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render managerial assistance to the borrower.

Our debt investments may be risky and we could lose all or part of our investments.

The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than "Baa3" by Moody's Investors Service, lower than "BBB-" by Fitch Ratings or lower than "BBB-" by Standard & Poor's Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as "high yield bonds" or "junk bonds." Therefore, our investments may result in an above average amount of risk and volatility or loss of principal.

Our investments in leveraged portfolio companies may be risky, and you could lose all or part of your investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

Our investments in private and middle-market portfolio companies are risky, and you could lose all or part of your investment.

Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of GC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If GC Advisors is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and GC Advisors may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

The lack of liquidity in our investments may adversely affect our business.

We may invest all of our assets in illiquid securities, and a substantial portion of our investments in leveraged companies are and will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, GC Advisors, Golub Capital or any of its affiliates have material nonpublic information regarding such portfolio company.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	a comparison of the portfolio company’s securities to publicly traded securities;

•	the enterprise value of the portfolio company;

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments and its earnings and discounted cash flow;

•	the markets in which the portfolio company does business; and

•	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.

The loans in our investment portfolio may be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interests rates may make it more difficult for portfolio companies to make periodic payments on their loans.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. Investments with a deferred interest feature, such as original issue discount income and payment-in-kind interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have not yet identified the portfolio company investments we will acquire.

While we currently hold a portfolio of investments, we have not yet identified additional potential investments for our portfolio that we will acquire with the proceeds of any offering of securities or repayments of investments currently in our portfolio. Privately negotiated investments in illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. As a result, you will be unable to evaluate any future portfolio company investments prior to purchasing our shares of common stock. Additionally, GC Advisors selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. We anticipate that we will use substantially all of the net proceeds of any sale of our securities within approximately six months following the completion of such sale of our securities, depending on the availability of appropriate investment opportunities consistent with our investment objectives and market conditions. Until such appropriate investment opportunities can be found, we may also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. For example, although we classify the industries of our portfolio companies by end-market (such as healthcare, or business services) and not by the products or services (such as software) directed to those end-markets, many of our portfolio companies principally provide software products or services, which exposes us to downturns in that sector. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity interests and subordinate all or a portion of our claim to that of other creditors. This could occur even though we may have structured our investment as senior debt.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	preserve or enhance the value of our investment.

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because of regulatory or other considerations. Our ability to make follow-on investments may also be limited by GC Advisors’ allocation policy.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

To the extent we do not hold controlling equity positions in our portfolio companies, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.

We have invested a portion of our capital in second lien and subordinated loans issued by our portfolio companies and intend to continue to do so in the future. Our portfolio companies may have, or be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. Such subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event of and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us where we are junior creditor. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•	the ability to cause the commencement of enforcement proceedings against the collateral;

•	the ability to control the conduct of such proceedings;

•	the approval of amendments to collateral documents;

•	releases of liens on the collateral; and

•	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.

The disposition of our investments may result in contingent liabilities.

A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

GC Advisors’ liability is limited, and we have agreed to indemnify GC Advisors against certain liabilities, which may lead GC Advisors to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement and the collateral management agreements for the GCIC 2016 Debt Securitization, GC Advisors does not assume any responsibility to us other than to render the services called for under those agreements, and it is not responsible for any action of our board of directors in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement and collateral management agreement, GC Advisors, its officers, members, personnel, and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement and the collateral management agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement and the collateral management agreements. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement and the collateral management agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement and the collateral management agreement. These protections may lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may be subject to risks under hedging transactions and may become subject to risks if we invest in foreign securities.

As of September 30, 2017, we were invested in securities of one non-U.S. company. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we may invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle-market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.

We have engaged in and, in the future, may engage in hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Use of a hedging transaction could involve counterparty credit risk.

The success of any hedging transaction we may enter into will depend on our ability to correctly predict movements in currency and interest rates. Therefore, while we may enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to (or be able to) establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the CFTC.

We may not realize gains from our equity investments.

When we invest in one stop, second lien and subordinated loans, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Risks Relating to Our Common Stock

There is no public market for shares of our common stock, and we do not expect there to be a market for shares of our common stock.

There is no existing trading market for shares of our common stock, and no market for our shares may develop in the future. If developed, any such market may not be sustained. In the absence of a trading market, our stockholders may be unable to liquidate an investment in our common stock. Our outstanding shares of common stock have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. Certain fees payable to GC Advisors have been and will be placed in an escrow account and will be paid to GC Advisors only in the event that there is an initial public offering or listing on a national securities exchange of shares of our common stock or sale of all or substantially all of our assets or a merger transaction in which the consideration is in cash or public shares. As a result, GC Advisors will be incentivized to pursue such a liquidity transaction, and the interests of GC Advisors may diverge from the interests of our stockholders.

There are restrictions on the ability of holders of our common stock to transfer shares in excess of the restrictions typically associated with a private placement of securities under Regulation D and other exemptions from registration under the Securities Act, and these additional restrictions could further limit the liquidity of an investment in shares of our common stock and the price at which holders may be able to sell shares of our common stock.

We are relying on an exemption from registration under the Securities Act and state securities laws in offering shares of our common stock pursuant to the Subscription Agreements. As such, absent an effective registration statement covering our common stock, shares of our common stock may be resold only in transactions that are exempt from the registration requirements of the Securities Act and with our prior consent. Our outstanding shares of common stock have limited transferability which could delay, defer or prevent a transaction or a change of control of GCIC that might involve a premium price for our securities or otherwise be in the best interest of our stockholders.

Furthermore, should there be an initial public offering of our common stock, holders of our common stock will be subject to lock-up restrictions pursuant to which they will be prohibited from selling shares of our common stock for a minimum of 180 days after the pricing of such initial public offering. The specific terms of this restriction and any other limitations on the sale of our common stock in connection with or following an initial public offering will be agreed in advance between our board of directors and GC Advisors, acting on behalf of our investors, and the underwriters of the initial public offering.

Investing in our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance. In addition, our common stock is intended for long-term investors and should not be treated as a trading vehicle.

There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make periodic distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

Our stockholders will experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that do not participate in our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time.

Our stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to them.

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock. We currently do not intend to pay dividends in shares of our common stock.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Properties
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 666 Fifth Avenue, 18th Floor, New York, NY 10103 and are provided by Golub Capital LLC pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business.

Item 3. Legal Proceedings
We, GC Advisors and Golub Capital LLC may, from time to time, be involved in legal and regulatory proceedings arising out of their respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and Golub Capital LLC do not believe it is currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Until the completion of a Liquidity Event, our outstanding common stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. There is no public market for our common stock currently, nor can we give any assurance that one will develop.

Because shares of our common stock have been acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Such shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, and (ii) the shares are registered under applicable securities laws or specifically exempted from registration (in which case the stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of November 28, 2017, we had 313 stockholders of record.

Distributions

To the extent that we have income available, we intend to make periodic distributions to our stockholders. Our distributions, if any, are determined by our board of directors. Any distributions to our stockholders will be declared out of assets legally available for distribution.

The following table reflects the cash distributions, including dividends and returns of capital, per share that we have paid on our common stock since October 1, 2015:

		Distributions Declared
Record Dates	Payment Dates	Per Share	Dollar amount
		(In thousands, except per share data)
Fiscal year ending September 30, 2016
October 27, 2015	December 30, 2015	$0.0818	$1,705
November 19, 2015	December 30, 2015	0.1252	2,776
December 17, 2015	February 26, 2016	0.0891	2,178
January 22, 2016	February 26, 2016	0.0957	2,354
February 22, 2016	May 20, 2016	0.0705	1,734
March 24, 2016	May 20, 2016	0.1176	3,205
April 30, 2016	July 28, 2016	0.1046	2,852
May 19, 2016	July 28, 2016	0.1331	3,893
June 20, 2016	July 28, 2016	0.1047	3,288
July 22, 2016	September 26, 2016	0.0942	3,213
August 29, 2016	November 21, 2016	0.1369	5,402
September 23, 2016	November 21, 2016	0.1090	4,467
Fiscal year ending September 30, 2017
October 24, 2016	December 30, 2016	0.0729	2,993
November 18, 2016	December 30, 2016	0.1469	6,034
December 26, 2016	February 27, 2017	0.1340	5,553
January 23, 2017	February 27, 2017	0.0902	3,768
February 20, 2017	May 19, 2017	0.1050	4,386
March 24, 2017	May 19, 2017	0.1078	4,540
April 30, 2017	July 28, 2017	0.1067	4,727
May 18, 2017	July 28, 2017	0.0982	4,566
June 16, 2017	July 28, 2017	0.1050	4,917
July 21, 2017	September 25, 2017	0.1102	5,159
August 31, 2017	November 27, 2017	0.0600	2,975
September 22, 2017	November 27, 2017	0.1062	5,263
Total		$2.5055	$91,948

We currently intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain such capital gains for investment and elect to treat such gains as deemed distributions to you. If this happens, you will be treated for U.S. federal income tax purposes as if you had received an actual distribution of the capital gains that we retain and reinvested the net after tax proceeds in us. In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. See “Item 1. Business - Material U.S. Federal Income Tax Considerations - Taxation of U.S. Stockholders.” We cannot assure you that we will achieve results that will permit us to pay any cash distributions, and if we issue senior securities, we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if such distributions are limited by the terms of any of our borrowings.

Recent Sales of Unregistered Securities

Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

We are party to subscription agreements with several investors, including affiliates of GC Advisors, providing for the private placement of our common stock, or the Subscription Agreements. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common stock, at a price per share equal to the most recent net asset value per share as determined by our board of directors, up to the amount of their respective capital subscriptions on an as-needed basis as determined by us with a minimum of 10 calendar days prior notice.

As of September 30, 2017, our stockholders have subscribed to contribute capital to us of $1,301.6 million pursuant to the Subscription Agreements of which $716.0 million was called and contributed through September 30, 2017.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data of Golub Capital Investment Corporation as of and for the years ended September 30, 2017 and 2016 is derived from the consolidated financial statements that have been audited by Ernst & Young LLP as of and for the year ended September 30, 2015 and the period ended September 30, 2014 by RSM US LLP (formerly McGladrey LLP through October 25, 2015), both independent registered public accounting firms. The financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Golub Capital Investment Corporation
	As of and for the year ended September 30,			Period from September 22, 2014 (Inception) to September 30, 2014
	2017	2016	2015
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$98,478	$57,379	$19,401	$—
Base management fee	16,674	10,195	3,820	—
Incentive fee	11,057	5,715	1,239	—
Interest and other debt financing expenses	22,535	11,932	3,731	—
All other expenses	3,574	2,140	1,147	—
Base management fee waiver	(4,547)	(2,780)	(1,042)	—
Incentive fee waiver	(1,119)	(179)	—	—
Net investment income	50,304	30,356	10,506	—
Net realized gain (loss) on investments	1,419	856	42	—
Net change in unrealized appreciation (depreciation) on investments	3,158	5,855	2,479	—
Net increase/(decrease) in net assets resulting from operations	54,881	37,067	13,027	—

Per share data:
Net asset value	$15.00	$15.00	$15.00	$15.00
Net investment income	1.13	1.06	0.76	—
Net realized gain (loss) on investments	0.03	0.03	—	—
Net change in unrealized appreciation (depreciation) on investments	0.08	0.20	0.18	—
Net increase/(decrease) in net assets resulting from operations	1.24	1.29	0.94	—
Per share distributions declared (1)	1.24	1.26	0.89	—
From net investment income	(1.24)	(1.26)	(0.89)	—
From capital gains	(0.00)*	—	—	—
Other (2)	—	(0.03)	(0.05)	—
Dollar amount of distributions declared (1)	54,881	37,067	13,027	—
From net investment income	46,642	27,198	8,155	—
Distributions declared and payable	8,239	9,869	4,872	—

	Golub Capital Investment Corporation
	As of and for the year ended September 30,				Period from September 22, 2014 (Inception) to September 30, 2014
	2017	2016	2015
Balance Sheet data at period end:
Investments, at fair value	$1,397,701	$1,069,710	$551,878		$—
Cash, restricted cash and cash equivalents	22,859	4,675	2,747
Other assets	178	249	426	(3)
Total assets	1,455,095	1,148,998	567,239	(3)	10
Total debt	670,200	520,600	249,700
Total liabilities	686,875	532,691	254,592	(3)	—
Total net assets	768,220	616,307	312,647		10
Other data:
Weighted average yield on income producing investments at fair value(4)(5)	7.7%	7.4%	6.9%		N/A
Number of portfolio companies at period end	167	158	141		N/A

*	Represents an amount less than $0.01 per share.

(1)	The per share data and dollar amount for distributions declared reflect the amount of distributions paid or payable with a record date during the applicable period.

(2)
Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of the period end.

(3)
On October 1, 2015, we adopted Accounting Standards Update, or ASU, 2015-03 which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability rather than as an asset. Adoption of ASU 2015-03 requires the changes to be applied retrospectively.

(4)
Weighted average yield on income producing investments is computed by dividing (a) income from interest, including subordinated notes in GCIC SLF, and fees excluding amortization of capitalized fees and discounts on accruing loans and debt securities by (b) total income producing investments at fair value.

(5)	For the year ended September 30, 2015, the averages are annualized for the period from December 31, 2014, the date of the commencement of operations, through September 30, 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K.

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make and the competition for those investments;

•	our contractual arrangements and relationships with third parties;

•	completion of a public offering of our securities or other liquidity event;

•	actual and potential conflicts of interest with GC Advisors and other affiliates of Golub Capital;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	general economic and political trends and other external factors;

•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a business development company;

•	general price and volume fluctuations in the stock markets;

•	the impact on our business of Dodd-Frank and the rules and regulations issued thereunder and any actions toward repeal therehof; and

•	the effect of changes to tax legislation and our tax position.
Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” and elsewhere in this annual report on Form 10-K.

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This annual report on Form 10-K contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We were formed in September 2014 and commenced operations on December 31, 2014.

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $20.0 billion in capital under management as of September 30, 2017, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under the Investment Advisory Agreement, which was most recently reapproved by our board of directors in May 2017, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under the Administration Agreement, we are provided with certain administrative services by the Administrator, which is currently Golub Capital LLC.

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

As of September 30, 2017 and 2016, our portfolio at fair value was comprised of the following:

	As of September 30, 2017		As of September 30, 2016
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$165,620	11.8%	$112,994	10.6%
One stop	1,161,275	83.1	894,649	83.6
Subordinated debt	55	0.0 *	40	0.0 *
Subordinated notes in GCIC SLF(1)(2)	—	—	34,917	3.3
LLC equity interests in GCIC SLF(2)	50,104	3.6	13,039	1.2
Equity	20,647	1.5	14,071	1.3
Total	$1,397,701	100.0%	$1,069,710	100.0%

* Represents an amount less than 0.1%

(1)
On December 30, 2016, GCIC SLF issued a capital call in an aggregate amount of $39.9 million the proceeds of which were used to redeem in full the outstanding balance on the subordinated notes previously issued by GCIC SLF and terminate all remaining subordinated note commitments.

(2)	Proceeds from the subordinated notes and LLC equity interests invested in GCIC SLF were utilized by GCIC SLF to invest in senior secured loans.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2017 and 2016, one stop loans included $67.7 million and $57.6 million , respectively, of late stage lending loans at fair value.

As of September 30, 2017 and 2016, we had debt and equity investments in 167 and 158 portfolio companies, respectively, and an investment in GCIC SLF.

The weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, for the years ended September 30, 2017, 2016 and 2015 was as follows:

	For the years ended September 30,
	2017	2016	2015
Weighted average income yield(1)(2)	7.7%	7.4%	6.9%
Weighted average investment income yield(2)(3)	8.2%	7.8%	7.2%

(1)
Represents income from interest, including subordinated notes in GCIC SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

(2)	For the year ended September 30, 2015, the averages are annualized for the period from December 31, 2014, the date of the commencement of operations, through September 30, 2015.

(3)
Represents income from interest, including subordinated notes in GCIC SLF, fees and amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

The total return, based on the change in the net asset value, or NAV, per share and assuming distributions were reinvested in accordance with the dividend reinvestment plan, or DRIP, for the year ended September 30, 2017 and 2016, was 8.52% and 8.65%, respectively. The total return does not include sales load.

As of September 30, 2017, GCIC has earned an inception-to-date internal rate of return, or IRR, of 8.6% for stockholders taken as a whole. For the years ended September 30, 2017, 2016 and 2015, GCIC has earned an annual IRR of 8.5%, 8.9% and 8.7%, respectively, for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ NAV at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.”

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

•	transfer agent, dividend agent and custodial fees and expenses;

•	U.S. federal and state registration and franchise fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs associated with individual or group stockholders;

•	costs associated with compliance under the Sarbanes-Oxley Act;

•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or the Administrator in connection with administering our business.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

GC Advisors, as collateral manager for the GCIC 2016 Issuer, our wholly-owned subsidiary, under a collateral management agreement, or the GCIC 2016 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the GCIC 2016 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the GCIC 2016 Collateral Management Agreement, the term “collection period” refers to a quarterly period running from the day after the end of the prior collection period to the tenth business day prior to the payment date.

Collateral management fees are paid directly by the GCIC 2016 Issuer to GC Advisors and offset against the management fees payable under the Investment Advisory Agreement. In addition, the GCIC 2016 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of the GCIC 2016 Debt Securitization. The GCIC 2016 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports and providing required services in connection with the administration of the GCIC 2016 Debt Securitization.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments

On August 2, 2017 and November 17, 2017, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 23, 2017	December 28, 2017	Net increase in net assets resulting from operations earned by the us (if positive) as determined in accordance with GAAP for the period October 1, 2017 through October 31, 2017 per share
November 24, 2017	December 28, 2017	Net increase in net assets resulting from operations earned by the us (if positive) as determined in accordance with GAAP for the period November 1, 2017 through November 30, 2017 per share
December 26, 2017	February 26, 2018	Net increase in net assets resulting from operations earned by the us (if positive) as determined in accordance with GAAP for the period December 1, 2017 through December 31, 2017 per share
January 23, 2018	February 26, 2018	Net increase in net assets resulting from operations earned by the us (if positive) as determined in accordance with GAAP for the period January 1, 2018 through January 31, 2018 per share

On November 21, 2017, we issued capital calls to stockholders that were due on December 1, 2017, which are summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds (In thousands)
Issuance of shares	12/1/2017	2,223,285.533	$15.00	$33,349

On November 27, 2017, we issued 291,564.353 shares to the stockholders participating in the DRIP.

Consolidated Results of Operations

Consolidated operating results for the years ended September 30, 2017, 2016 and 2015 are as follows:

	For the years ended September 30,			Variances
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In thousands)
Interest income	$86,697	$50,432	$18,546	$36,265	$31,886
Income from accretion of discounts and origination fees	5,895	3,303	800	2,592	2,503
Interest and dividend income from investments in GCIC SLF (1)	4,682	3,023	—	1,659	3,023
Dividend income	158	67	—	91	67
Fee income	1,046	554	55	492	499
Total investment income	98,478	57,379	19,401	41,099	37,978
Net expenses	48,174	27,023	8,895	21,151	18,128
Net investment income	50,304	30,356	10,506	19,948	19,850
Net realized gain (loss) on investments	1,419	856	42	563	814
Net change in unrealized appreciation (depreciation) on investments	3,158	5,855	2,479	(2,697)	3,376
Net increase in net assets resulting from operations	$54,881	$37,067	$13,027	$17,814	$24,040
Average earning debt investments, at fair value (2)	$1,136,286	$695,078	$358,092	$441,208	$336,986
Average investments in subordinated notes of GCIC SLF, at fair value	8,609	32,022	—	(23,413)	32,022
Average earning portfolio company investments, at fair value (3)	$1,144,895	$727,100	$358,092	$417,795	$369,008

(1)
For the years ended September 30, 2017 and 2016, the investments in GCIC SLF include our investments in both subordinated notes (prior to their redemption by GCIC SLF on December 30, 2016) and LLC equity interests in GCIC SLF.

(2)	For the year ended September 30, 2015, the averages are calculated from December 31, 2014, the date of the commencement of operations, through September 30, 2015.

(3)	Does not include our investment in LLC equity interests in GCIC SLF.
Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net income may not be meaningful.

As we commenced operations on December 31, 2014, the operating results for the year ended September 30, 2015 is inclusive of nine months of operating activity rather than twelve. As a result, comparisons between the years ended September 30, 2016 and September 30, 2015 are not meaningful and have been omitted from this discussion. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from September 30, 2016 to September 30, 2017 and annual comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the year ended September 30, 2016 to the year ended September 30, 2017 by $41.1 million primarily as a result of an increase in the average earning investment balance, which is the average balance of accruing loans, in our investment portfolio of $417.8 million and increases in prepayment fee income and accretion of discounts resulting from increased debt investment payoffs.

The income yield by debt security type for the years ended September 30, 2017, 2016 and 2015 was as follows:

	For the years ended September 30,
	2017	2016	2015
Senior secured	6.4%	6.2%	6.2%
One stop	7.9%	7.5%	7.5%
Subordinated debt (1)	19.8%	19.8%	N/A
Subordinated notes in GCIC SLF (2)	8.5%	8.4%	N/A

(1)	Represents one portfolio company investment.

(2)	GCIC SLF’s proceeds from the subordinated notes were utilized by GCIC SLF to invest in senior secured loans. GCIC SLF redeemed the outstanding balance on the subordinated notes on December 30, 2016.
Income yields on senior secured loans remained relatively stable for the year ended September 30, 2017 compared to the year ended September 30, 2016. Income yields on one stop loans have increased for the year ended September 30, 2017 compared to the year ended September 30, 2016 as the result of several larger transactions with attractive pricing originated during the second half of our 2016 fiscal year. As of September 30, 2017, we have one subordinated debt investment as shown in the Consolidated Schedule of Investments.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses:

	For the years ended September 30,			Variances
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In thousands)
Interest and other debt financing expenses	$19,389	$9,642	$3,211	$9,747	$6,431
Amortization of debt issuance costs	3,146	2,290	520	856	1,770
Base management fee, net waiver	12,127	7,415	2,778	4,712	4,637
Income Incentive Fee, net of waiver	8,891	4,912	1,239	3,979	3,673
Capital gain incentive fee accrued under GAAP	1,047	624	—	423	624
Professional fees	1,919	1,122	576	797	546
Administrative service fee	1,554	941	555	613	386
General and administrative expenses	101	77	16	24	61
Net expenses	$48,174	$27,023	$8,895	$21,151	$18,128
Average debt outstanding (1)	$574,927	$339,487	$160,079	$235,440	$179,408

(1)	For the year ended September 30, 2015, the average debt outstanding is calculated from December 31, 2014, the date of the commencement of operations, through September 30, 2015.
Interest Expense

Interest and other debt financing expenses increased by $9.7 million from the year ended September 30, 2016 to the year ended September 30, 2017 primarily due to an increase in the weighted average of outstanding borrowings from $339.5 million for the year ended September 30, 2016 to $574.9 million for the year ended September 30, 2017 and an increase in LIBOR, which is the index that determines the interest rate on our floating rate liabilities. The increase in our weighted average debt outstanding was driven by an increase in the weighted average debt outstanding under the GCIC 2016 Debt Securitization from $31.7 million for the year ended September 30, 2016 to $252.5 million for the year ended September 30, 2017 and an increase in the weighted average debt outstanding under the SMBC Revolver from $27.9 million for the year ended September 30, 2016 to $67.8 million for the year ended September 30, 2017. This was partially offset by a decrease in the weighted average debt outstanding under the Credit Facility from $278.5 million for the year ended September 30, 2016 to $254.6 million for the year ended September 30, 2017. The effective average interest rate on our outstanding debt increased from 3.5% for the year ended September 30, 2016 to 3.9% for the year ended September 30, 2017 primarily due to the increase in LIBOR.

Management Fees

The base management fee increased as a result of a sequential increase in average adjusted gross assets from 2016 to 2017.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) Income Incentive Fee, and (2) the Capital Gain Incentive Fee. The Income Incentive Fee increased by $4.0 million from the year ended September 30, 2016 to the year ended September 30, 2017 primarily as a result of the $417.8 million increases in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income. For the year ended September 30, 2017, while still not fully through the catch-up provision of the Income Incentive Fee calculation, the Income Incentive Fee earned by GC Advisors as a percentage of Pre-Incentive Fee Net Investment Income increased to 14.8% compared to 13.7% for the year ended September 30, 2016.

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement for each of the years ended September 30, 2017 and 2016 was $0. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement.

We recorded an accrual for capital gain incentive fee under GAAP of $1.0 million, or $0.02 per share, for the year ended September 30, 2017, and $0.6 million, or $0.02 per share, for the year September 30, 2016. The increase in the accrual for capital gain incentive fee under GAAP for the year ended September 30, 2017 from the year ended September 30, 2016 was primarily the result of unrealized appreciation of debt and equity investments. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for year ended September 30, 2017, 2016 and 2015 were $1.2 million, $0.6 million and $0.2 million, respectively.

As of September 30, 2017 and 2016, included in accounts payable and accrued expenses were $0.5 million and $0.3 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the years ended September 30,			Variances
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In thousands)
Net realized gain (loss) on investments	$1,419	$856	$42	$563	$814
Net realized gain (loss)	1,419	856	42	563	814
Unrealized appreciation on investments	12,960	11,769	3,732	1,191	8,037
Unrealized (depreciation) on investments	(9,325)	(6,695)	(1,253)	(2,630)	(5,442)
Unrealized appreciation on investments in GCIC SLF(1)	—	781	—	(781)	781
Unrealized (depreciation) on investments in GCIC SLF(1)(2)	(477)	—	—	(477)	—
Net change in unrealized appreciation (depreciation) on investments, investments in GCIC SLF	$3,158	$5,855	$2,479	$(2,697)	$3,376

(1)	Unrealized appreciation on investments in GCIC SLF includes our investment in LLC equity interests in GCIC SLF.

(2)	Unrealized (depreciation) on investments in GCIC SLF for the year ended September 30, 2016 includes our investment in subordinated notes and LLC equity interests in GCIC SLF.
For the year ended September 30, 2017, we had a net realized gain of $1.4 million primarily due to the net realized gains on the sale of portfolio company investments to GCIC SLF and the sale of 2 equity investments that was partially offset by the realized loss on the sale of a debt and equity investment in a single portfolio company.

For the year ended September 30, 2017, we had $13.0 million in unrealized appreciation on 126 portfolio company investments, which was partially offset by $9.3 million in unrealized depreciation on 116 portfolio company investments. Unrealized appreciation during the year ended September 30, 2017 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments and the reversal of prior period unrealized deprecation associated with the non-accrual portfolio company investments that were sold and written-off. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments during year ended September 30, 2017.

For the year ended September 30, 2017, we had $0.5 million in unrealized depreciation on our investment in GCIC SLF LLC equity interests, which was primarily driven by net negative credit related adjustments associated with GCIC SLF's investment portfolio.

For the year ended September 30, 2016, we had $11.8 million in unrealized appreciation on 128 portfolio company investments, which was partially offset by $6.7 million in unrealized depreciation on 99 portfolio company investments. Unrealized appreciation during the year ended September 30, 2016 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value.

For the year ended September 30, 2016, we had $0.8 million in unrealized appreciation on our investment in GCIC SLF LLC equity interests. Unrealized appreciation during the year ended September 30, 2016 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments held by GCIC SLF.

For the year ended September 30, 2016, we had a net realized gain of $0.9 million primarily due to the sale of portfolio company investments to GCIC SLF that were partially offset by the realized loss on the sale of one non-accrual portfolio company investment.

For the year ended September 30, 2015, we had $3.7 million in unrealized appreciation on 80 portfolio company investments, which was partially offset by $1.3 million in unrealized depreciation on 34 portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value. Unrealized appreciation during the year ended September 30, 2015 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments.

For the year ended September 30, 2015, we had a net realized gain of less than $0.1 million primarily due to the post-close syndication sales of portfolio company investments.

Liquidity and Capital Resources

For the year ended September 30, 2017, we experienced a net decrease in cash, cash equivalents and restricted cash and cash equivalents of $24.6 million. During the period we used $268.9 million in operating activities, primarily as a result of fundings of portfolio investments of $592.8 million, partially offset by proceeds from principal payments and sales of portfolio investments of $276.9 million and net investment income of $50.3 million. Lastly, cash provided by financing activities was $244.3 million, primarily driven by borrowings on debt of $562.8 million and proceeds from the issuance of common shares of $121.7 million that were partially offset by repayments of debt of $413.2 million and distributions paid of $26.3 million.

For the year ended September 30, 2016, we experienced a net increase in cash, cash equivalents and restricted cash and cash equivalents of $62.8 million. During the period we used $475.5 million in operating activities, primarily as a result of fundings of portfolio investments of $803.4 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $298.9 million and net investment income of $30.4 million. Lastly, cash provided by financing activities was $538.3 million, primarily driven by proceeds from issuance of common shares of $286.6 million and borrowings on debt of $1,005.0 million that were partially offset by repayments of debt of $734.1 million and distributions paid of $15.0 million.
For the year ended September 30, 2015, we experienced a net increase in cash, cash equivalents and restricted cash and cash equivalents of $12.9 million. During the period, we used $420.0 million in operating activities, primarily as a result of fundings of portfolio investments of $499.6 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $68.8 million and net investment income of $10.5 million. Lastly, cash provided by financing activities was $432.9 million, primarily driven by proceeds from issuance of common shares of $234.4 million and borrowings on debt of $435.4 million that were partially offset by repayments of debt of $230.5 million and distributions paid of $3.2 million.

As of September 30, 2017 and 2016, we had cash and cash equivalents of $22.9 million and $4.7 million, respectively. In addition, we had restricted cash and cash equivalents of $28.3 million and $71.1 million as of September 30, 2017 and 2016, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of September 30, 2017, $17.5 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the GCIC 2016 Debt Securitization, which is described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the GCIC 2016 Debt Securitization. As of September 30, 2017, $10.7 million of our restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility.

As of September 30, 2017, the Credit Facility allowed GCIC Funding to borrow up to $420.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2017 and 2016, we had $342.7 million and $193.1 million outstanding under the Credit Facility, respectively. As of September 30, 2017 and 2016, subject to leverage and borrowing base restrictions, we had approximately $77.3 million and $226.9 million, respectively, of remaining commitments and $59.0 million and $109.7 million, respectively, of availability on the Credit Facility.

As of September 30, 2017, the SMBC Revolver allowed us to borrow up to $75.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of each of September 30, 2017 and 2016, we had $75.0 million outstanding under the SMBC Revolver. As of each of September 30, 2017 and 2016, subject to leverage and borrowing base restrictions, we had $0 million of remaining commitments and $0 million of availability under the SMBC Revolver.

As of September 30, 2017, we were permitted to borrow up to $40.0 million at any one time outstanding, under the terms of the Revolver with GC Advisors. We entered into the Revolver in order to have the ability to borrow funds on a short-term basis and have in the past, and generally intend in the future, that borrowings under the Revolver will be repaid within the same quarter in which they are drawn. As of each of September 30, 2017 and 2016, we had no amounts outstanding under the Revolver.

On August 16, 2016, we completed the GCIC 2016 Debt Securitization in which the GCIC 2016 Issuer issued an aggregate of $410.1 million of GCIC 2016 Notes, including $220.0 million of Class A GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 2.15%, $32.5 million of Class B GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.00%, $42.3 million of Class C GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.10%, and $28.6 million of Class D GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.25%, and $86.7 million of LLC equity interests in the GCIC 2016 Issuer that do not bear interest. We retained all of the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 Issuer totaling $42.3 million, $28.6 million and $86.7 million, respectively. The Class A and Class B GCIC 2016 Notes are included in the September 30, 2017 and 2016 Consolidated Statements of Financial Condition as our debt and the Class C and Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 issuer were eliminated in consolidation. As of each of September 30, 2017 and 2016, we had outstanding debt under the GCIC 2016 Debt Securitization of $252.5 million.

As of September 30, 2017 and 2016, we had investor capital subscriptions totaling $1,301.6 million and $942.9 million, respectively, of which $716.0 million and $594.3 million, respectively, had been called and contributed, leaving $585.6 million and $348.6 million of uncalled investor capital subscriptions, respectively. Prior to the completion of a public offering or other liquidity event, we expect to target a leverage ratio of between 0.85x to 0.90x and may issue capital calls to stock holders as our leverage ratio is at or approaching its target. GC Advisors has determined that it is possible that not all remaining undrawn commitments to purchase our common stock will be drawn prior to a public offering or other liquidity event and, we expect to reach agreements from time to time with one or more stockholders to cancel all or a portion of their remaining undrawn commitments. We do not expect such agreements to be material to us, individually or in the aggregate.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2017, our asset coverage for borrowed amounts was 214.3%.

As of September 30, 2017 and 2016, we had outstanding commitments to fund investments, excluding our investment in GCIC SLF, totaling $133.6 million and $42.7 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2017 and 2016, respectively, subject to the terms of each loan’s respective credit agreement. As of September 30, 2017, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility, SMBC Revolver and Revolver, ongoing principal repayments on debt investments assets and uncalled investor capital subscriptions.

Although we expect to fund the growth of our investment portfolio through net proceeds from capital calls on existing investor capital subscriptions and through our dividend reinvestment plan as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition to capital not being available, it also may not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing in capital generated by repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.

Portfolio Composition, Investment Activity and Yield

As of September 30, 2017 and 2016 we had investments in 165 and 158 portfolio companies, respectively, with a total fair value of $1,347.6 million and $1,021.8 million, respectively. As of September 30, 2017 and 2016, we had investments in GCIC SLF with a total fair value of $50.1 million and $48.0 million, respectively.

The following table shows the asset mix of our new investment commitments for the years ended September 30, 2017, 2016 and 2015:

	For the years ended September 30,
	2017		2016		2015
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$124,608	17.7%	$129,602	15.7%	$83,084	20.2%
One stop	566,938	80.3	642,852	77.6	324,117	78.6
Subordinated debt	11	0.0 *	39	0.0*	—	—
Subordinated notes in GCIC SLF(1)	—	—	34,917	4.2	—	—
LLC equity interests in GCIC SLF(1)	8,803	1.2	12,258	1.5	—	—
Equity	5,665	0.8	8,478	1.0	5,007	1.2
Total new investment commitments	$706,025	100.0%	$828,146	100.0%	$412,208	100.0%

* Represents an amount less than 0.1%.

(1)
GCIC SLF’s proceeds from the subordinated notes and LLC equity interests were utilized by GCIC SLF to invest in senior secured loans. As of September 30, 2017, GCIC SLF had investments in senior secured loans to 40 different borrowers.

For the year ended September 30, 2017, we had approximately $203.2 million in proceeds from principal payments and return of capital distributions of portfolio companies, excluding $34.9 million of proceeds from the repayment in full and termination of our investment in subordinated notes of GCIC SLF. For the year ended September 30, 2017, we had sales of securities in 30 portfolio companies aggregating approximately $73.6 million in net proceeds.

For the year ended September 30, 2016, we had approximately $126.8 million in proceeds from principal payments and return of capital distributions of portfolio companies. For the year ended September 30, 2016, we had sales of securities in 50 portfolio companies aggregating approximately $172.0 million in net proceeds.

For the year ended September 30, 2015, we had approximately $63.1 million in proceeds from principal payments and return of capital distributions of portfolio companies. For the year ended September 30, 2015, we had sales of securities in 10 portfolio companies aggregating approximately $5.6 million million in net proceeds.

The following table summarizes portfolio composition and investment activity as of and for the years ended September 30, 2017, 2016 and 2015:

	As of and for the years ended September 30,
	2017	2016	2015
	(Dollars in thousands)
Investments, at fair value	$1,347,597	$1,021,754	$551,878
Number of portfolio companies (at period end)(1)	167	158	141
Investment in GCIC SLF, at fair value (2)	$50,104	$47,956	$—
New investment fundings	$592,847	$803,373	$499,633
Principal payments and sales of portfolio investments	$276,853	$298,850	$68,778

(1)	Excludes our investments in GCIC SLF.

(2)	As of September 30, 2016, the investment in GCIC SLF includes our investments in both subordinated notes and LLC equity interests in GCIC SLF.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2017 (1)			As of September 30, 2016 (1)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$167,646	$165,642	$165,620	$113,576	$112,122	$112,994
One stop:
Performing	1,167,906	1,151,903	1,160,964	902,025	888,864	894,633
Non-accrual (2)	1,101	1,076	311	53	28	16
Subordinated debt:
Performing	55	55	55	40	40	40
Subordinated notes in GCIC SLF (3)(4)
Performing	—	—	—	34,917	34,917	34,917
LLC equity interests in GCIC SLF (3)(4)	N/A	49,800	50,104	N/A	12,258	13,039
Equity	N/A	17,733	20,647	N/A	13,147	14,071
Total	$1,336,708	$1,386,209	$1,397,701	$1,050,611	$1,061,376	$1,069,710

(1)	15 and 12 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of September 30, 2017 and September 30, 2016, respectively.

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

(4)	GCIC SLF's proceeds from the subordinated notes and LLC equity interests in GCIC SLF were utilized by GCIC SLF to invest in senior secured loans.

As of September 30, 2017 and September 30, 2016, the fair value of our debt investments as a percentage of the outstanding principal value was 99.3% and 99.2%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2017, 2016 and 2015:

	For the years ended September 30,
	2017	2016	2015
Weighted average rate of new investment fundings (1)	7.2%	7.3%	6.8%
Weighted average spread over LIBOR of new floating rate investment fundings (1)	6.0%	6.3%	5.8%
Weighted average rate of new fixed rate investment fundings	7.5%	10.7%	10.8%
Weighted average fees of new investment fundings	1.4%	1.7%	1.3%
Weighted average rate of sales and payoffs of portfolio investments (1)	7.1%	6.4%	6.5%
Weighted average income yield (2)(3)	7.7%	7.4%	6.9%

(1)	Excludes our subordinated note investment in GCIC SLF.

(2)
Represents income from interest, including our subordinated note investment in GCIC SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments and does not represent a return to any investor in us.

(3)	For the year ended September 30, 2017, weighted average annualized income yield does not reflect interest income from subordinated notes in GCIC SLF, which were redeemed on December 30, 2016.
As of September 30, 2017, 99.8% and 99.8% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2016, 96.4% and 96.4% of our debt portfolio, including our investment in GCIC SLF subordinated notes which were not subject to an interest rate floor, at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of September 30, 2017 and 2016, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding GCIC SLF and its underlying borrowers) was $25.2 million and $26.7 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

GCIC Senior Loan Fund LLC:

We co-invest with Aurora, a wholly-owned subsidiary of RGA Reinsurance Company, in senior secured loans through GCIC SLF, an unconsolidated Delaware LLC. GCIC SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of GCIC SLF must be approved by the GCIC SLF investment committee consisting of two representatives of each of us and Aurora (with unanimous approval required from (i) one representative of each of us and Aurora or (ii) both representatives of each of us and Aurora). GCIC SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business.

GCIC SLF is capitalized from LLC equity interest subscriptions from its members. On December 14, 2016, the GCIC SLF investment committee approved the recapitalization of the commitments of GCIC SLF’s members. On December 30, 2016, GCIC SLF’s members entered into additional LLC equity interest subscriptions totaling $100.0 million, GCIC SLF issued capital calls totaling $39.9 million to us and Aurora and the subordinated notes previously issued by GCIC SLF were redeemed and terminated. As of September 30, 2017, we and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests. GCIC SLF’s profits and losses are allocated to us and Aurora in accordance with our respective ownership interests.

As of September 30, 2017 and 2016, GCIC SLF had the following commitments from its members (in the aggregate):

	As of September 30, 2017		As of September 30, 2016
	Committed	Funded(1)	Committed	Funded
	(In thousands)
Subordinated note commitments (2)(3)	$—	$—	$100,000	$39,905
LLC equity commitments (3)	125,000	56,914	25,000	14,009
Total	$125,000	$56,914	$125,000	$53,914

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

(2)	The subordinated note commitments were terminated as of December 30, 2016.

(3)	Commitments presented are combined for us and Aurora.
On October 21, 2015, GCIC Senior Loan Fund II LLC, or GCIC SLF II, a wholly-owned subsidiary of GCIC SLF, entered into a senior secured revolving credit facility, or, as amended, the GCIC SLF Credit Facility, with Wells Fargo Bank, N.A., which allowed GCIC SLF II to borrow up to $150.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. The reinvestment period of the GCIC SLF Credit Facility ends September 27, 2018, and the stated maturity date is September 28, 2022. As of September 30, 2017 and 2016, GCIC SLF II had outstanding debt under the GCIC SLF Credit Facility of $108.2 million and $95.5 million, respectively.

Through the reinvestment period, the GCIC SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.25% per annum, depending on the composition of the collateral asset portfolio. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the GCIC SLF Credit Facility.

As of September 30, 2017 and 2016, GCIC SLF had total assets at fair value of $164.6 million and $149.5 million, respectively. As of September 30, 2017 and 2016, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries similar to those in which we may invest directly. Additionally, as of September 30, 2017 and 2016, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $10.0 million and $10.7 million, respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of September 30, 2017 and 2016:

	As of September 30, 2017	As of September 30, 2016
	(Dollars in thousands)
Senior secured loans (1)	$162,815	$146,481
Weighted average current interest rate on senior secured loans (2)	6.4%	6.0%
Number of borrowers in GCIC SLF	40	41
Largest portfolio company investments (1)	$8,928	$8,346
Total of five largest portfolio company investments (1)	$39,540	$39,053

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

GCIC SLF Investment Portfolio as of September 30, 2017
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.1%	$1,351	$1,358
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8	599	599
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.0	2,816	2,816
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.8	5,285	5,285
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.1	4,172	4,167
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	2,049	2,008
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	1,033	1,012
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	2,095	2,095
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	1,053	1,053
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	41	41
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	5.3	4,875	4,890
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	3,093	3,100
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.3	1,244	1,239
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	640	641
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	218	218
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	97	97
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.5	93	93
Elite Sportswear, L.P. (4)	Retail Stores	Senior loan	03/2020	N/A(5)	—	(2)
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.8	2,108	2,108
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	2,690	2,690
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	752	752
Flexan, LLC (3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.8	21	21
Gamma Technologies, LLC (3)	Electronics	Senior loan	06/2021	6.0	4,411	4,411
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	1,976	1,976
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.9	5,002	5,002
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.3	1,973	1,973
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	87	87
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	55	55
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,939	1,939
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,337	1,337
Mills Fleet Farm Group LLC (3)	Retail Stores	Senior loan	02/2022	6.7	6,000	6,000
Park Place Technologies LLC (3)	Electronics	Senior loan	06/2022	6.3	5,996	5,936
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.2	5,013	5,013
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	6.2	8,297	8,131
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.7	83	81
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	53	52
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	6.5	7,126	7,126
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.8	5,925	5,925
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7	2,346	2,346
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.9	144	144
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	7,095	7,095
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	542	542
Radiology Partners, Inc.	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	460	460
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.6	3,323	3,323
RSC Acquisition, Inc.	Insurance		11/2020	6.1	15	15
Rubio's Restaurants, Inc (MRCC)	Beverage, Food and Tobacco	Senior loan	11/2018	6.1	1,676	1,676
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.6	1,501	1,501

GCIC SLF Investment Portfolio as of September 30, 2017 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
Saldon Holdings, Inc. (3)	Diversified/Conglomerate Service	Senior loan	09/2022	5.8%	2,028	2,003
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.0	3,301	3,301
SEI, Inc.(3)	Electronics	Senior loan	07/2021	6.0	5,217	5,217
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.0	6,443	6,443
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	6.1	7,848	7,844
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.2	1,079	1,083
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	5,291	4,603
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	418	364
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	417	363
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	416	362
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	415	361
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A(5)	—	(90)
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.3	705	705
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.5	1,097	1,097
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	859	859
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	165	165
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	61	61
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.6	3,892	3,892
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.8	22	21
Vendor Credentialing Service LLC (3)	Diversified/Conglomerate Service	Senior loan	11/2021	7.2	5,985	5,985
WHCG Management, LLC (Women's Health) (3)	Healthcare, Education and Childcare	Senior loan	03/2023	6.1	2,202	2,202
WIRB-Copernicus Group, Inc.	Healthcare, Education and Childcare	Senior loan	08/2022	6.3	5,421	5,421
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	751	751
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	23	23
					$162,815	$161,522

(1)	Represents the weighted average annual current interest rate as of September 30, 2017. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded as of September 30, 2017. As such, no interest is being earned on this investment.

GCIC SLF Loan Portfolio as of September 30, 2016
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8%	$1,365	$1,361
Aimbridge Hospitality, LLC	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8	2,431	2,431
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0	3,108	3,100
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8	3,444	3,444
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5	5,596	5,596
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8	4,255	4,246
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	12/2021	5.8	8,346	8,346
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5	3,945	3,915
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3	1,043	1,043
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3	2,070	2,070
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5	1,064	1,059
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5	2,117	2,106
Curo Health Services LLC	Healthcare, Education and Childcare	Senior loan	02/2022	6.5	4,925	4,940
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.8	73	73
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.3	2,130	2,130
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	6.0	340	340
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.3	2,718	2,718
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.0	2,005	2,005
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.2	56	56
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.0	89	89
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.3	2,014	2,014
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8	2,000	2,000
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2022	5.8	2,025	2,025
Pasternack Enterprises, Inc. and Fairview Microwave, Inc (3)	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.0	1,530	1,515
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3	438	438
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8	605	605
PetVet Care Centers LLC	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8	2,911	2,911
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	5.8	7,521	7,521
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0	10	10
PPT Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	04/2020	6.0	6,293	6,293
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5	5,985	5,985
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.8	90	90
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	6.8	2,012	2,012
Radiology Partners, Inc.	Healthcare, Education and Childcare	Senior loan	09/2020	6.5	465	460
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5	728	722
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5	6,438	6,373
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A(5)	—	(5)
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A(5)	—	(3)
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.8	33	33
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.3	148	148
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.3	3,209	3,209
Rubio's Restaurants, Inc	Beverage, Food and Tobacco	Senior loan	11/2018	6.0	1,693	1,693
Rug Doctor LLC	Personal and Non Durable Consumer Products	Senior loan	06/2018	6.3	2,016	2,016
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.5	2,186	2,186

GCIC SLF Loan Portfolio as of September 30, 2016 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8%	$3,334	$3,334
SEI, Inc.	Electronics	Senior loan	07/2021	5.8	5,270	5,270
Self Esteem Brands, LLC	Leisure, Amusement, Motion Pictures and Entertainment	Senior loan	02/2020	5.0	5,106	5,106
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	5.9	7,928	7,890
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	455	445
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	456	447
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	457	448
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	458	449
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	5,800	5,685
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A(5)	—	(14)
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0	712	712
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	1,104	1,100
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.5	9	8
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.3	2,763	2,763
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0	100	100
Worldwide Express Operations, LLC (3)	Cargo Transport	Senior loan	07/2019	6.0	5,963	5,963
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2018	6.8	10	10
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	354	356
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8	4,732	4,732
					$146,481	$146,123

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded as of September 30, 2016. As such, no interest is being earned on this investment.

As of September 30, 2017, we have committed to fund $109.4 million of LLC equity interests to GCIC SLF. As of September 30, 2017 and 2016, $49.8 million and $12.3 million, respectively, of our LLC equity interest commitment to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the years ended September 30, 2017 and 2016, we received $4.0 million and $0.3 million, respectively, in dividend income from the GCIC SLF LLC equity interests.

As of September 30, 2016, the amortized cost and fair value of the subordinated notes held by us was $34.9 million and $34.9 million, respectively. As of September 30, 2016, the subordinated notes paid a weighted average interest rate of three-month LIBOR plus 8.0%. For the years ended September 30, 2017 and 2016, we earned interest income on the subordinated notes of $0.7 million and $2.7 million, respectively. The subordinated notes held by us were redeemed on December 30, 2016.

For the years ended September 30, 2017 and 2016, we earned a total return on our weighted average capital invested in GCIC SLF of 10.0% and 9.2%, respectively. The total return on weighted average capital invested is calculated by dividing total income earned on our investments in GCIC SLF by the combined daily average of our investments in (1) the principal of the GCIC SLF subordinated notes, if any, and (2) the NAV of the GCIC SLF LLC equity interests.

Below is certain summarized financial information for GCIC SLF as of and for the years ended September 30, 2017 and 2016:

	As of September 30, 2017	As of September 30, 2016
	(In thousands)
Selected Balance Sheet Information:
Investments, at fair value	$161,522	$146,123
Cash and other assets	3,029	3,344
Total assets	$164,551	$149,467
Senior credit facility	$108,150	$95,500
Unamortized debt issuance costs	(1,199)	(1,122)
Other liabilities	338	282
Total liabilities	107,289	94,660
Subordinated notes and members’ equity	57,262	54,807
Total liabilities and members' equity	$164,551	$149,467

	For the years ended September 30,
	2017	2016
	(In thousands)
Selected Statement of Operations Information:
Interest income	$9,905	$6,764
Fee income	—	50
Total investment income	9,905	6,814
Interest expense	4,580	5,555
Administrative service fee	218	162
Other expenses	97	84
Total expenses	4,895	5,801
Net investment income (loss)	5,010	1,013
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	(1,042)	260
Net increase (decrease) in members' equity	$3,968	$1,273

Prior to their termination, GCIC SLF elected to fair value the subordinated notes issued to us and Aurora under ASC Topic 825 — Financial Instruments, or ASC Topic 825. The subordinated notes were valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For the year ended September 30, 2017, GCIC SLF did not recognize unrealized appreciation or depreciation on the subordinated notes. For the year ended September 30, 2016, GCIC SLF recognized $0.4 million in unrealized depreciation on the subordinated notes.

As of September 30, 2017, GCIC SLF had no subordinated notes outstanding. As of September 30, 2016, GCIC SLF had $39.9 million of aggregate contractual principal amounts of subordinated notes outstanding for which the fair value option was elected with a fair value and carrying value of $39.9 million.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of September 30, 2017 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2016 Debt Securitization	$252.5	$—	$—	$—	$252.5
Credit Facility	342.7	—	342.7	—	—
SMBC Revolver	75.0	75.0	—	—	—
Revolver	—	—	—	—	—
Unfunded commitments (1)	133.6	133.6	—	—	—
Total contractual obligations	$803.8	$208.6	$342.7	$—	$252.5

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in GCIC SLF, as of September 30, 2017. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of September 30, 2017, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2017 and 2016, we had outstanding commitments to fund investments, excluding our investments in GCIC SLF, totaling $133.6 million and $42.7 million, respectively. We had commitments of up to $59.6 million and $62.2 million to GCIC SLF as of September 30, 2017 and 2016, respectively, that may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

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

Distributions

We intend to make periodic distributions to our stockholders as determined by our board of directors. For additional information on distributions, see “Critical Accounting Policies - Income Taxes.”

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

•
Under the Staffing Agreement, Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and provide access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis.

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

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., a publicly-traded business development company (NASDAQ: GBDC) and Golub Capital BDC 3, Inc., an unlisted business development company, each of which focuses on investing primarily in senior secured and one stop loans of U.S. middle-market companies. In addition, our officers and directors serve in similar capacities for each of Golub Capital BDC, Inc. and Golub Capital BDC 3, Inc. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of these other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2017, 2016 and 2015. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of September 30, 2017 and September 30, 2016, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

When determining fair value of Level 3 debt and equity investments, we may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA may include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, we will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, we use a market interest rate yield analysis to determine fair value.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans and record these fees as fee income when received. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from LLC and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution.Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $0.4 million and less than $0.1 million as of September 30, 2017 and 2016, respectively.

Partial loan sales: We follow the guidance in ASC Topic 860, when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales that do not meet the definition of a participating interest remain on our statements of assets and liabilities and the proceeds are recorded as a secured borrowing until the definition is met.

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

On January 1, 2015, GCIC Equity LLC, or GCIC Equity, our wholly-owned subsidiary, elected to be classified as a corporation for U.S. federal income tax purposes. Effective May 2, 2016, GCIC Equity merged with GCIC Holdings, with GCIC Holdings as the surviving LLC. As part of the merger, GCIC Equity elected deemed-sale treatment and the assets of GCIC Equity were treated as sold at fair value for tax purposes. This resulted in U.S. federal income tax expense of $44,000 and state income tax expense of $13,100, each of which was paid in August 2016.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2017 and 2016, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.00% and 1.01%, respectively. In addition, the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily, the SMBC Revolver has a floating interest rate provision based on one-month LIBOR that resets monthly, and the Class A and B GCIC 2016 Notes issued as part of the GCIC 2016 Debt Securitization have floating interest rate provisions based on three-month LIBOR that reset quarterly. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2017 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(3,290)	$(1,676)	$(1,614)
Up 50 basis points	6,658	3,351	3,307
Up 100 basis points	13,316	6,702	6,614
Up 150 basis points	19,974	10,053	9,921
Up 200 basis points	26,633	13,404	13,229

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2017, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the GCIC 2016 Debt Securitization, the Credit Facility, the Revolver, the SMBC Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Golub Capital Investment Corporation and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Golub Capital Investment Corporation and Subsidiaries (collectively, the “Company”), including the consolidated schedules of investments, as of September 30, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of September 30, 2017, by correspondence with the trustee or custodian, as applicable. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golub Capital Investment Corporation and Subsidiaries at September 30, 2017 and 2016, the consolidated results of their operations, changes in their net assets and their cash flows for each of the two years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois
November 28, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Golub Capital Investment Corporation and Subsidiaries

We have audited the accompanying consolidated statements of operations, changes in net assets and cash flows for the year ended September 30, 2015 of Golub Capital Investment Corporation and Subsidiaries (collectively, the Company). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Golub Capital Investment Corporation and Subsidiaries and their cash flows for the year ended September 30, 2015 in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Chicago, Illinois
November 25, 2015

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2017	September 30, 2016
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,347,597	$1,021,754
Controlled affiliate company investments	50,104	47,956
Total investments at fair value (amortized cost of $1,386,209 and $1,061,376, respectively)	1,397,701	1,069,710
Cash and cash equivalents	22,859	4,675
Restricted cash and cash equivalents	28,272	71,056
Interest receivable	5,027	3,308
Capital calls receivable	1,058	—
Other assets	178	249
Total Assets	$1,455,095	$1,148,998
Liabilities
Debt	$670,200	$520,600
Less unamortized debt issuance costs	2,671	5,073
Debt less unamortized debt issuance costs	667,529	515,527
Interest payable	2,141	1,414
Distributions payable	8,239	9,869
Management and incentive fees payable	7,536	4,960
Accounts payable and accrued expenses	1,404	902
Accrued trustee fees	26	19
Total Liabilities	686,875	532,691
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2017 and September 30, 2016	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 51,214,683.496 and 41,087,178.250 shares issued and outstanding as of September 30, 2017 and September 30, 2016, respectively	51	41
Paid in capital in excess of par	767,908	616,018
Capital distributions in excess of net investment income	(11,366)	(7,158)
Net unrealized appreciation (depreciation) on investments	11,492	8,334
Net realized gain (loss) on investments	135	(928)
Total Net Assets	768,220	616,307
Total Liabilities and Total Net Assets	$1,455,095	$1,148,998
Number of common shares outstanding	51,214,683.496	41,087,178.250
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years ended September 30,
	2017	2016	2015
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$92,592	$53,735	$19,346
Dividend income	158	67	—
Fee income	1,046	554	55
Total investment income from non-controlled/non-affiliate company investments	93,796	54,356	19,401
From controlled affiliate company investments:
Interest income	732	2,691	—
Dividend income	3,950	332	—
Total investment income from controlled affiliate company investments	4,682	3,023	—
Total investment income	98,478	57,379	19,401
Expenses
Interest and other debt financing expenses	22,535	11,932	3,731
Base management fee	16,674	10,195	3,820
Incentive fee	11,057	5,715	1,239
Professional fees	1,919	1,122	576
Administrative service fee	1,554	941	555
General and administrative expenses	101	77	16
Total expenses	53,840	29,982	9,937
Base management fee waived (Note 4)	(4,547)	(2,780)	(1,042)
Incentive fee waived (Note 4)	(1,119)	(179)	—
Net expenses	48,174	27,023	8,895
Net investment income	50,304	30,356	10,506

Net gain (loss) on investments
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	1,419	856	42
Net realized gain (loss) on investments	1,419	856	42
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	3,635	5,074	2,479
Controlled affiliate company investments	(477)	781	—
Net change in unrealized appreciation (depreciation) on investments	3,158	5,855	2,479
Net gain (loss) on investments	4,577	6,711	2,521
Net increase in net assets resulting from operations	$54,881	$37,067	$13,027
Per Common Share Data
Basic and diluted earnings per common share	$1.24	$1.29	$0.94
Basic and diluted weighted average common shares outstanding (1)	44,447,925	28,598,358	13,767,847
(1) The basic and diluted weighted average common shares outstanding for the year ended September 30, 2015 are calculated for the period from December 31, 2014, the commencement of operations, through September 30, 2015.

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

				Capital Distributions in Excess of Net Investment Income
	Common Stock		Paid in Capital in Excess of Par		Net Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (loss) on Investments	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2014	666.670	$—	$10	$—	$—	$—	$10
Issuance of common stock (1)	20,509,484.472	21	307,621	—	—	—	307,642
Net increase in net assets resulting from operations	—	—	—	10,506	2,479	42	13,027
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	333,004.077	—	4,995	—	—	—	4,995
Distributions from net investment income	—	—	—	(8,155)	—	—	(8,155)
Distributions declared and payable	—	—	—	(4,872)	—	—	(4,872)
Total increase (decrease) for the period ended September 30, 2015	20,842,488.549	21	312,616	(2,521)	2,479	42	312,637
Balance at September 30, 2015	20,843,155.219	$21	$312,626	$(2,521)	$2,479	$42	$312,647

Issuance of common stock (2)	19,107,423.658	19	286,592	—	—	—	286,611
Net increase in net assets resulting from operations	—	—	—	30,356	5,855	856	37,067
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,136,599.373	1	17,048	—	—	—	17,049
Distributions from net investment income	—	—	—	(27,198)	—	—	(27,198)
Distributions declared and payable	—	—	—	(9,869)	—	—	(9,869)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(248)	2,074	—	(1,826)	—
Total increase (decrease) for the period ended September 30, 2016	20,244,023.031	20	303,392	(4,637)	5,855	(970)	303,660
Balance at September 30, 2016	41,087,178.250	$41	$616,018	$(7,158)	$8,334	$(928)	$616,307

Issuance of common stock (3)	8,116,046.911	8	121,733	—	—	—	121,741
Net increase in net assets resulting from operations	—	—	—	50,304	3,158	1,419	54,881
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	2,011,458.335	2	30,170	—	—	—	30,172
Distributions from net investment income	—	—	—	(46,490)	—	—	(46,490)
Distributions from realized gain	—	—	—	—	—	(152)	(152)
Distributions declared and payable	—	—	—	(8,239)	—	—	(8,239)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(13)	217	—	(204)	—
Total increase (decrease) for the period ended September 30, 2017	10,127,505.246	10	151,890	(4,208)	3,158	1,063	151,913
Balance at September 30, 2017	51,214,683.496	$51	$767,908	$(11,366)	$11,492	$135	$768,220

(1)	Refer to Note 3 for a detailed listing of the common stock share issuances for the period from December 31, 2014, the commencement of operations, through September 30, 2015.

(2)	Refer to Note 3 for a detailed listing of the common stock share issuances for the year ended September 30, 2016.

(3)	Refer to Note 3 for a detailed listing of the common stock share issuances for the year ended September 30, 2017.

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years ended September 30,
	2017	2016	2015
Cash flows from operating activities
Net increase in net assets resulting from operations	$54,881	$37,067	$13,027
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	3,146	2,290	520
Accretion of discounts and amortization of premiums	(5,895)	(3,303)	(800)
Net realized (gain) loss on investments	(1,419)	(856)	(42)
Net change in unrealized (appreciation) depreciation on investments	(3,158)	(5,855)	(2,479)
Proceeds from (fundings of) revolving loans, net	(57)	(2,803)	(1,038)
Fundings of investments	(592,847)	(803,373)	(499,633)
Proceeds from principal payments and sales of portfolio investments	276,853	298,850	68,778
PIK interest	(1,468)	(492)	(35)
Changes in operating assets and liabilities:
Interest receivable	(1,719)	(1,265)	(1,553)
Receivable for investments sold	—	—	740
Other assets	(987)	177	(426)
Interest payable	727	1,016	169
Management and incentive fees payable	2,576	3,088	1,872
Accounts payable and accrued expenses	502	(51)	881
Accrued trustee fees	7	9	2
Net cash (used in) provided by operating activities	(268,858)	(475,501)	(420,017)
Cash flows from financing activities
Borrowings on debt	562,750	1,005,000	435,395
Repayments of debt	(413,150)	(734,100)	(230,495)
Capitalized debt issuance costs	(744)	(4,150)	(3,212)
Proceeds from issuance of common shares	121,741	286,611	234,371
Distributions paid	(26,339)	(15,021)	(3,160)
Net cash provided by (used in) financing activities	244,258	538,340	432,899
Net change in cash, cash equivalents, and restricted cash and cash equivalents	(24,600)	62,839	12,882
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	75,731	12,892	10
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$51,131	$75,731	$12,892
Supplemental information:
Cash paid during the period for interest	$18,661	$8,627	$3,042
Distributions declared during the period	54,881	37,067	13,027
Supplemental disclosure of noncash operating activity:
Funding of LLC equity interests in GCIC SLF	$(34,917)	$—	$—
Proceeds from principal payments on subordinated note investments in GCIC SLF	34,917	—	—
See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

	Years ended September 30,
	2017	2016	2015
Supplemental disclosure of noncash financing activity:
Distributions payable	$8,239	$9,869	$4,672

Acquisition of subsidiaries:
Noncash assets purchased:
Investments, at fair value	$—	$—	$(116,629)
Receivable from investment sold	—	—	(740)
Interest receivable	—	—	(490)
Total noncash assets purchased	—	—	(117,859)

Liabilities assumed:
Debt	$—	$—	$44,800
Less unamortized debt issuance costs	—	—	521
Debt less unamortized debt issuance costs	—	—	44,279
Interest payable	—	—	229
Accounts payable and accrued expenses	—	—	72
Accrued trustee fees	—	—	8
Total liabilities assumed	—	—	44,588

Issuance of common shares	$—	$—	$73,271

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	Years ended September 30,
	2017	2016	2015
Cash and cash equivalents	$22,859	$4,675	$2,747
Restricted cash and cash equivalents	28,272	71,056	10,145
Total cash, cash equivalents and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$51,131	$75,731	$12,892

See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of Restricted cash and cash equivalents.

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (15)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP	One stop	L + 9.00%	(a)	8.24% cash/2.00% PIK	03/2020	$2,355	$2,316	0.3%	$2,355
ILC Dover, LP	One stop	L + 9.00%	(a)(c)	8.24% cash/2.00% PIK	03/2019	107	105	—	107
NTS Technical Systems*	One stop	L + 6.25%	(a)	7.49%	06/2021	3,250	3,205	0.5	3,250
NTS Technical Systems(4)	One stop	L + 6.25%		N/A(5)	06/2021	—	(11)	—	—
NTS Technical Systems(4)	One stop	L + 6.25%		N/A(5)	06/2021	—	(15)	—	—
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	(c)	8.08%	12/2017	53	28	—	16
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	(c)	8.06%	12/2017	9	9	—	9
Tronair Parent, Inc.#	Senior loan	L + 4.75%	(c)(e)	6.06%	09/2023	191	189	—	191
Tronair Parent, Inc.	Senior loan	L + 4.50%	(c)	5.81%	09/2021	32	31	—	31
Whitcraft LLC#	One stop	L + 6.25%	(c)	7.58%	04/2023	16,306	16,081	2.1	16,306
Whitcraft LLC	One stop	P + 5.25%	(e)	9.50%	04/2023	17	16	—	17
Whitcraft LLC(4)	One stop	L + 6.25%		N/A(5)	04/2023	—	(103)	—	—
						22,320	21,851	2.9	22,282
Automobile
Dent Wizard International Corporation*	Senior loan	L + 4.75%	(a)	5.98%	04/2020	2,183	2,171	0.3	2,183
OEConnection LLC#*	Senior loan	L + 5.00%	(c)	6.33%	06/2022	11,055	10,829	1.4	11,097
OEConnection LLC#*	Senior loan	L + 4.75%	(c)	6.08%	06/2023	5,853	5,797	0.8	5,815
OEConnection LLC(4)	Senior loan	L + 5.00%		N/A(5)	06/2021	—	(1)	—	—
Polk Acquisition Corp.*	Senior loan	L + 5.00%	(a)	6.24%	06/2022	4,805	4,786	0.6	4,708
T5 Merger Corporation#*	One stop	L + 6.25%	(a)	7.49%	03/2022	30,058	29,590	3.9	30,058
T5 Merger Corporation	One stop	L + 6.25%	(a)	7.48%	03/2022	3,496	3,465	0.5	3,496
T5 Merger Corporation	One stop	L + 6.25%	(a)	7.48%	03/2022	1,104	1,094	0.1	1,104
T5 Merger Corporation	One stop	L + 6.50%	(a)	7.74%	03/2022	8	6	—	8
						58,562	57,737	7.6	58,469
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.#	One stop	L + 5.75%	(a)	6.99%	04/2021	3,747	3,717	0.5	3,634
Abita Brewing Co., L.L.C.(4)	One stop	L + 5.75%	(c)	N/A(5)	04/2021	—	(1)	—	(2)
ABP Corporation*	Senior loan	L + 4.75%	(c)	6.07%	09/2018	598	598	0.1	598
ABP Corporation	Senior loan	P + 3.50%	(e)	7.75%	09/2018	43	43	—	43
Benihana, Inc.#*	One stop	L + 7.00%	(a)(c)	8.32%	01/2019	319	319	0.1	316
Benihana, Inc.	One stop	L + 7.00%	(c)(e)	9.16%	07/2018	34	34	—	34
C. J. Foods, Inc.#*	One stop	L + 6.25%	(c)	7.58%	05/2019	12,670	12,610	1.7	12,670
C. J. Foods, Inc.	One stop	L + 6.25%	(c)	7.58%	05/2019	1,597	1,594	0.2	1,597
C. J. Foods, Inc.	One stop	L + 6.25%	(c)	7.56%	05/2019	315	312	0.1	315
Cafe Rio Holding, Inc.#	One stop	L + 5.75%	(c)	7.08%	09/2023	8,711	8,560	1.1	8,624
Cafe Rio Holding, Inc.(4)	One stop	L + 5.75%		N/A(5)	09/2023	—	(2)	—	(1)
Cafe Rio Holding, Inc.(4)	One stop	L + 5.75%		N/A(5)	09/2023	—	(85)	—	(49)
Firebirds International, LLC*	One stop	L + 5.75%	(c)	7.06%	05/2018	3,296	3,289	0.4	3,296
Firebirds International, LLC*	One stop	L + 5.75%	(c)	7.06%	05/2018	926	924	0.1	926
Firebirds International, LLC*	One stop	L + 5.75%	(c)	7.06%	12/2018	298	297	—	298
Firebirds International, LLC(4)	One stop	L + 5.75%		N/A(5)	05/2018	—	(1)	—	—
Firebirds International, LLC(4)	One stop	L + 5.75%		N/A(5)	12/2018	—	(4)	—	—
FWR Holding Corporation*	One stop	L + 6.00%	(c)	7.40%	08/2023	4,079	4,019	0.5	4,038
FWR Holding Corporation	One stop	L + 6.00%	(a)(c)	7.28%	08/2023	18	17	—	18
FWR Holding Corporation(4)	One stop	L + 6.00%		N/A(5)	08/2023	—	(42)	—	(29)
Global Franchise Group, LLC*	Senior loan	L + 5.75%	(c)	7.07%	12/2019	4,473	4,429	0.6	4,428
Global Franchise Group, LLC	Senior loan	L + 5.75%		N/A(5)	12/2019	—	—	—	—
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(a)	9.24%	08/2020	421	419	0.1	421
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(a)	9.24%	08/2020	172	171	—	172

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (15)
Beverage, Food and Tobacco - (continued)
Hopdoddy Holdings, LLC	One stop	L + 8.00%		N/A(5)	08/2020	$—	$—	—%	$—
Julio & Sons Company*	One stop	L + 5.50%	(a)(e)	6.74%	12/2018	936	933	0.1	936
Julio & Sons Company	One stop	L + 5.50%	(a)(e)	6.74%	12/2018	308	308	0.1	308
Julio & Sons Company	One stop	L + 5.50%	(a)(e)	6.74%	12/2018	114	113	—	114
Julio & Sons Company(4)	One stop	L + 5.50%		N/A(5)	12/2018	—	(2)	—	—
Mid-America Pet Food, L.L.C.#	One stop	L + 5.50%	(c)	6.83%	12/2021	6,395	6,314	0.8	6,395
Mid-America Pet Food, L.L.C.(4)	One stop	L + 5.50%		N/A(5)	12/2021	—	(1)	—	—
NBC Intermediate, LLC #	Senior loan	L + 4.50%	(a)	5.74%	09/2023	2,899	2,870	0.4	2,870
NBC Intermediate, LLC	Senior loan	L + 4.50%		N/A(5)	09/2023	—	—	—	—
P&P Food Safety US Acquisition, Inc.#	One stop	L + 6.50%	(c)	7.82%	11/2021	4,092	4,050	0.5	4,092
P&P Food Safety US Acquisition, Inc.	One stop	P + 5.25%	(e)	9.50%	11/2021	13	13	—	13
Purfoods, LLC#*	One stop	L + 6.25%	(c)	7.57%	05/2021	7,967	7,880	1.0	7,967
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	101	101	—	104
Purfoods, LLC	One stop	L + 6.25%	(a)(c)	7.55%	05/2021	70	69	—	70
Purfoods, LLC	One stop	L + 6.25%	(c)	7.58%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.25%	(a)	7.49%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.25%	(c)	7.58%	05/2021	14	14	—	14
Purfoods, LLC	One stop	L + 6.25%	(c)	7.58%	05/2021	11	10	—	11
Purfoods, LLC	One stop	L + 6.25%	(c)	7.58%	05/2021	10	10	—	10
Smashburger Finance LLC*	Senior loan	L + 5.50%	(c)	6.83%	05/2018	482	482	0.1	420
Smashburger Finance LLC(4)	Senior loan	L + 5.50%		N/A(5)	05/2018	—	(5)	—	—
Surfside Coffee Company LLC*	One stop	L + 5.25%	(c)	6.58%	06/2020	2,327	2,314	0.3	2,327
Surfside Coffee Company LLC	One stop	L + 5.25%	(c)	6.58%	06/2020	176	175	—	176
Surfside Coffee Company LLC	One stop	L + 5.25%	(c)	6.57%	06/2020	30	30	—	30
Tate's Bake Shop, Inc.*	Senior loan	L + 5.00%	(c)	6.33%	08/2019	142	142	—	142
Uinta Brewing Company#	One stop	L + 8.50%	(a)	9.74%	08/2019	900	900	0.1	873
Uinta Brewing Company	One stop	L + 8.50%	(a)	9.74%	08/2019	130	129	—	125
						68,864	68,096	8.9	68,374
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.*	Senior loan	L + 4.75%	(a)	5.99%	05/2021	690	688	0.1	694

Building and Real Estate
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(b)(c)	6.32%	08/2020	5,835	5,835	0.8	5,835
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(c)	6.32%	08/2020	1,442	1,433	0.2	1,442
Brooks Equipment Company, LLC	One stop	L + 5.00%	(a)	6.24%	08/2020	238	238	—	238
Jensen Hughes, Inc.#	Senior loan	L + 5.00%		6.45%	12/2021	132	131	—	132
MRI Software LLC#*	One stop	L + 6.00%	(c)	7.33%	06/2023	18,829	18,513	2.4	18,641
MRI Software LLC#	One stop	L + 6.00%	(c)	7.33%	06/2023	17,435	17,261	2.2	17,261
MRI Software LLC	One stop	L + 6.00%	(c)	7.32%	06/2023	3,130	3,115	0.4	3,099
MRI Software LLC(4)	One stop	L + 6.00%		N/A(5)	06/2023	—	(3)	—	(2)
MRI Software LLC(4)	One stop	L + 6.00%	(c)	N/A(5)	06/2023	—	(150)	—	(94)
Paradigm DKD Group, LLC#	Senior loan	L + 4.75%	(c)	6.20%	11/2018	2,137	2,123	0.3	2,137
Paradigm DKD Group, LLC	Senior loan	L + 4.75%	(c)(e)	6.18%	11/2018	644	639	0.1	644
						49,822	49,135	6.4	49,333
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	(c)	7.08%	02/2020	1,041	1,034	0.1	1,041
Flexan, LLC	One stop	P + 4.50%	(e)	8.75%	02/2020	2	1	—	2
						1,043	1,035	0.1	1,043
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.#*	One stop	L + 5.75%	(c)	7.05%	09/2020	13,409	13,341	1.8	13,409
Chase Industries, Inc.*	One stop	L + 5.75%	(c)	7.05%	09/2020	1,541	1,541	0.2	1,541
Chase Industries, Inc.	One stop	L + 5.75%	(a)	6.99%	09/2020	105	105	—	105
Inventus Power, Inc.#	One stop	L + 6.50%	(a)	7.74%	04/2020	10,147	10,088	1.2	9,132

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (15)
Diversified/Conglomerate Manufacturing - (continued)
Inventus Power, Inc.	One stop	L + 6.50%	(a)	7.74%	04/2020	$312	$309	—%	$247
Onicon Incorporated*	One stop	L + 6.00%	(c)	7.33%	04/2020	176	175	—	176
Onicon Incorporated	One stop	L + 6.00%		N/A(5)	04/2020	—	—	—	—
PetroChoice Holdings, Inc.*	Senior loan	L + 5.00%	(b)	6.28%	08/2022	1,628	1,590	0.2	1,628
Reladyne, Inc.#*	Senior loan	L + 5.00%	(a)	6.24%	07/2022	16,836	16,599	2.2	16,668
Reladyne, Inc.(4)	Senior loan	L + 5.00%		N/A(5)	07/2022	—	(21)	—	(17)
Reladyne, Inc.(4)	Senior loan	L + 5.00%		N/A(5)	07/2022	—	(52)	—	(54)
Sunless Merger Sub, Inc.#	Senior loan	L + 5.00%	(a)(e)	6.27%	07/2019	289	260	—	289
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	(e)	8.00%	07/2019	65	63	—	65
						44,508	43,998	5.6	43,189
Diversified/Conglomerate Service
Accela, Inc.#	One stop	L + 6.25%	(c)	7.58%	09/2023	7,401	7,291	0.9	7,327
Accela, Inc.	One stop	P + 5.25%	(e)	9.50%	09/2023	1	—	—	1
Actiance, Inc.	One stop	L + 9.00%	(a)	10.24%	10/2019	1,918	1,869	0.2	1,918
Actiance, Inc.	One stop	L + 9.00%	(a)	10.24%	10/2019	20	20	—	20
Agility Recovery Solutions Inc.*	One stop	L + 6.50%	(c)	7.81%	03/2020	6,205	6,159	0.8	6,205
Agility Recovery Solutions Inc.(4)	One stop	L + 6.50%		N/A(5)	03/2020	—	(2)	—	—
Anaqua, Inc.#	One stop	L + 6.50%	(c)	7.81%	07/2022	8,940	8,811	1.2	8,850
Anaqua, Inc.(4)	One stop	L + 6.50%		N/A(5)	07/2022	—	(1)	—	(1)
Bomgar Corporation#*	One stop	L + 7.50%	(c)	8.83%	06/2022	28,354	27,904	3.7	28,354
Bomgar Corporation(4)	One stop	L + 7.50%		N/A(5)	06/2022	—	(2)	—	—
Clearwater Analytics, LLC#*	One stop	L + 7.50%	(a)	8.74%	09/2022	8,913	8,784	1.2	8,913
Clearwater Analytics, LLC	One stop	L + 7.50%	(a)	8.74%	09/2022	10	8	—	10
Daxko Acquisition Corporation#	One stop	L + 6.50%	(a)	7.74%	09/2022	8,403	8,298	1.1	8,403
Daxko Acquisition Corporation	One stop	L + 6.50%		N/A(5)	09/2022	—	—	—	—
DISA Holdings Acquisition Subsidiary Corp.*	Senior loan	L + 4.25%	(c)	5.55%	12/2020	1,324	1,316	0.2	1,324
DISA Holdings Acquisition Subsidiary Corp.#	Senior loan	L + 4.25%	(c)	5.57%	12/2020	129	128	—	129
DISA Holdings Acquisition Subsidiary Corp.(4)	Senior loan	L + 4.25%		N/A(5)	12/2020	—	(2)	—	—
EGD Security Systems, LLC#*	One stop	L + 6.25%	(c)	7.55%	06/2022	10,372	10,270	1.4	10,372
EGD Security Systems, LLC*	One stop	L + 6.25%	(a)	7.49%	06/2022	98	97	—	98
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	7.55%	06/2022	35	34	—	35
EGD Security Systems, LLC(4)	One stop	L + 6.25%		N/A(5)	06/2022	—	(1)	—	—
HealthcareSource HR, Inc.#*	One stop	L + 6.75%	(c)	8.08%	05/2020	9,790	9,685	1.3	9,790
HealthcareSource HR, Inc.(4)	One stop	L + 6.75%		N/A(5)	05/2020	—	(1)	—	—
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	1,381	1,368	0.2	1,381
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	1,157	1,101	0.2	1,157
Host Analytics, Inc.(4)	One stop	N/A		N/A(5)	08/2021	—	(3)	—	—
III US Holdings, LLC(4)	One stop	L + 6.50%		N/A(5)	09/2022	—	(1)	—	—
Integration Appliance, Inc.	One stop	L + 8.25%	(c)	9.57%	09/2020	1,550	1,540	0.2	1,550
Integration Appliance, Inc.	One stop	L + 8.25%	(c)	9.57%	09/2020	124	123	—	124
Integration Appliance, Inc.	One stop	L + 8.25%	(c)	9.57%	09/2020	25	25	—	25
Maverick Bidco Inc.#	One stop	L + 6.25%	(c)	7.56%	04/2023	23,041	22,606	3.0	23,041
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	7.57%	04/2023	27	25	—	27
Maverick Bidco Inc.(4)	One stop	L + 6.25%		N/A(5)	04/2023	—	(31)	—	—
MMan Acquisition Co.#	One stop	L + 6.00%	(b)	7.26%	08/2023	12,513	12,330	1.6	12,388
MMan Acquisition Co.	One stop	L + 6.00%	(c)	7.33%	08/2023	10	9	—	9
Netsmart Technologies, Inc.#	Senior loan	L + 4.50%	(c)	5.83%	04/2023	1,633	1,620	0.2	1,655
Netsmart Technologies, Inc.(4)	Senior loan	L + 4.75%		N/A(5)	04/2023	—	(8)	—	—
PT Intermediate Holdings III, LLC#*	One stop	L + 6.50%	(a)	7.74%	06/2022	23,273	22,997	3.0	23,273
PT Intermediate Holdings III, LLC#	One stop	L + 6.50%	(a)	7.74%	06/2022	2,298	2,278	0.3	2,298
PT Intermediate Holdings III, LLC	One stop	L + 6.50%	(a)(e)	7.90%	06/2022	200	197	—	200
Quickbase, Inc.#	One stop	L + 7.50%	(c)	8.83%	04/2022	20,977	20,646	2.7	20,977
Quickbase, Inc.(4)	One stop	L + 7.50%		N/A(5)	04/2022	—	(2)	—	—

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (15)
Diversified/Conglomerate Service - (continued)
Saba Software, Inc.#	One stop	L + 5.50%	(a)	6.74%	05/2023	$26,505	$26,074	3.5%	$26,505
Saba Software, Inc.(4)	One stop	L + 5.50%		N/A(5)	05/2023	—	(2)	—	—
Saldon Holdings, Inc.*	Senior loan	L + 4.50%	(a)(b)	5.77%	09/2022	647	639	0.1	639
Secure-24, LLC*	One stop	L + 5.00%	(c)	6.33%	08/2019	1,792	1,783	0.2	1,792
Secure-24, LLC	One stop	L + 5.00%		N/A(5)	08/2019	—	—	—	—
Severin Acquisition, LLC#	Senior loan	L + 4.75%	(a)	5.99%	07/2021	8,546	8,437	1.1	8,505
Severin Acquisition, LLC#	Senior loan	L + 5.38%	(a)	6.62%	07/2021	1,427	1,411	0.2	1,450
Severin Acquisition, LLC#	Senior loan	L + 5.00%	(a)	6.24%	07/2021	1,271	1,256	0.2	1,275
Severin Acquisition, LLC#	Senior loan	L + 5.38%	(a)	6.62%	07/2021	971	960	0.1	987
Severin Acquisition, LLC*	Senior loan	L + 4.88%	(a)	6.12%	07/2021	313	310	—	313
Severin Acquisition, LLC(4)	Senior loan	L + 4.75%		N/A(5)	07/2021	—	(7)	—	—
Switchfly, Inc.	One stop	L + 10.00%	(c)	9.80% cash/1.50% PIK	04/2020	3,204	3,082	0.4	3,204
Switchfly, Inc.	One stop	L + 10.00%		N/A(5)	04/2020	—	—	—	—
Telesoft, LLC#	One stop	L + 5.50%	(c)	6.81%	07/2022	5,339	5,288	0.7	5,286
Telesoft, LLC(4)	One stop	L + 5.50%		N/A(5)	07/2022	—	(1)	—	(1)
Trintech, Inc.#*	One stop	L + 6.00%	(c)	7.31%	10/2021	9,736	9,648	1.3	9,736
Trintech, Inc.	One stop	L + 6.00%		N/A(5)	10/2021	—	—	—	—
Vendavo, Inc.	One stop	L + 8.50%	(c)	9.80%	10/2019	4,331	4,307	0.6	4,331
Vendavo, Inc.(4)	One stop	L + 8.50%		N/A(5)	10/2019	—	(2)	—	—
Vendor Credentialing Service LLC#*	One stop	L + 6.00%	(a)	7.24%	11/2021	7,631	7,546	1.0	7,631
Vendor Credentialing Service LLC(4)	One stop	L + 6.00%		N/A(5)	11/2021	—	(1)	—	—
Verisys Corporation#	One stop	L + 6.75%	(c)	8.08%	01/2023	4,805	4,741	0.6	4,805
Verisys Corporation(4)	One stop	L + 6.75%		N/A(5)	01/2023	—	(1)	—	—
Workforce Software, LLC	One stop	L + 10.50%	(c)	4.80% cash/7.00% PIK	06/2021	22,905	22,788	3.0	22,905
Workforce Software, LLC	One stop	L + 10.50%	(c)	4.80% cash/7.00% PIK	06/2021	50	50	—	50
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 9.25%	(a)	9.74% cash/0.75% PIK	08/2021	4,662	4,595	0.6	4,662
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 9.25%	(a)	9.74% cash/0.75% PIK	08/2021	20	20	—	20
						284,277	280,406	37.0	283,948
Ecological
Pace Analytical Services, LLC#*	One stop	L + 6.00%	(a)	7.24%	09/2022	15,220	14,998	2.0	15,220
Pace Analytical Services, LLC#	One stop	L + 6.00%	(a)	7.24%	09/2022	1,415	1,395	0.2	1,415
Pace Analytical Services, LLC	One stop	L + 6.00%	(a)	7.24%	09/2022	349	344	—	349
Pace Analytical Services, LLC	One stop	L + 6.00%	(a)	7.24%	09/2022	25	24	—	25
Pace Analytical Services, LLC(4)	One stop	L + 6.00%		N/A(5)	09/2022	—	(48)	—	—
WRE Holding Corp.#	Senior loan	L + 4.75%	(a)	5.99%	01/2023	1,322	1,308	0.2	1,322
WRE Holding Corp.	Senior loan	L + 4.75%	(a)(c)	6.00%	01/2023	7	7	—	7
WRE Holding Corp.(4)	Senior loan	L + 4.75%		N/A(5)	01/2023	—	(3)	—	—
WRE Holding Corp.(4)	Senior loan	L + 4.75%		N/A(5)	01/2023	—	(23)	—	—
						18,338	18,002	2.4	18,338
Electronics
Appriss Holdings, Inc.#*	Senior loan	L + 5.25%	(c)	6.58%	11/2020	10,219	10,145	1.3	10,219
Appriss Holdings, Inc.	Senior loan	L + 5.25%	(b)	6.53%	11/2020	896	888	0.1	896
Compusearch Software Holdings, Inc.*	Senior loan	L + 4.25%	(c)	5.58%	05/2021	837	836	0.1	837
Diligent Corporation#*	One stop	L + 6.25%	(c)	7.58%	04/2022	31,699	31,017	4.1	31,699
Diligent Corporation#*	One stop	L + 6.25%	(c)	7.58%	04/2022	8,890	8,757	1.2	8,890
Diligent Corporation#	One stop	L + 6.25%	(c)	7.58%	04/2022	7,865	7,757	1.0	7,865
Diligent Corporation(4)	One stop	L + 6.25%		N/A(5)	04/2022	—	(2)	—	—
Gamma Technologies, LLC*	One stop	L + 4.75%	(a)	5.99%	06/2021	4,937	4,906	0.6	4,937
Gamma Technologies, LLC(4)	One stop	L + 5.00%		N/A(5)	06/2021	—	(1)	—	—
LD Intermediate Holdings, Inc.*	Senior loan	L + 5.88%	(c)	7.19%	12/2022	2,879	2,678	0.4	2,710
Park Place Technologies LLC.	Senior loan	L + 5.00%	(c)	6.33%	06/2022	12,159	12,045	1.6	12,037
Park Place Technologies LLC(4)	One stop	L + 5.00%	(c)	N/A(5)	06/2022	—	(2)	—	(2)
SEI, Inc.#	Senior loan	L + 4.75%	(a)	5.99%	07/2021	3,156	3,128	0.4	3,156

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (15)
Electronics - (continued)
Sloan Company, Inc., The#	One stop	L + 7.25%	(c)	8.58%	04/2020	$3,590	$3,554	0.5%	$3,410
Sloan Company, Inc., The	One stop	L + 7.25%	(c)	8.57%	04/2020	32	32	—	30
Sovos Compliance#*	One stop	L + 6.00%	(a)	7.24%	03/2022	32,422	31,939	4.2	32,097
Sovos Compliance Formerly Taxware, LLC*	One stop	L + 6.00%	(a)	7.24%	03/2022	5,427	5,348	0.7	5,373
Sovos Compliance Formerly Taxware, LLC	One stop	L + 6.00%		N/A(5)	03/2022	—	—	—	—
Sovos Compliance(4)	One stop	L + 6.00%		N/A(5)	03/2022	—	(2)	—	(1)
						125,008	123,023	16.2	124,153
Grocery
Teasdale Quality Foods, Inc.*	Senior loan	L + 4.75%	(c)	6.05%	10/2020	124	123	—	124

Healthcare, Education and Childcare
Active Day, Inc.#*	One stop	L + 6.00%	(a)	7.24%	12/2021	11,525	11,383	1.5	11,525
Active Day, Inc.*	One stop	L + 6.00%	(a)	7.24%	12/2021	889	883	0.1	889
Active Day, Inc.	One stop	L + 6.00%	(a)	7.24%	12/2021	573	570	0.1	573
Active Day, Inc.	One stop	L + 6.00%	(a)	7.24%	12/2021	396	393	0.1	396
Active Day, Inc.(4)	One stop	L + 6.00%		N/A(5)	12/2021	—	(1)	—	—
Active Day, Inc.(4)	One stop	L + 6.00%	(a)	N/A(5)	12/2021	—	(12)	—	—
Acuity Eyecare Holdings, LLC#	One stop	L + 6.75%	(b)(c)	8.04%	03/2022	4,829	4,764	0.6	4,829
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(c)	8.06%	03/2022	809	766	0.1	809
Acuity Eyecare Holdings, LLC(4)	One stop	L + 6.75%		N/A(5)	03/2022	—	(1)	—	—
ADCS Clinics Intermediate Holdings, LLC#	One stop	L + 5.75%	(c)	7.08%	05/2022	21,905	21,565	2.8	21,467
ADCS Clinics Intermediate Holdings, LLC#	One stop	L + 5.75%	(c)	7.08%	05/2022	108	107	—	106
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	(e)	9.00%	05/2022	95	93	—	93
ADCS Clinics Intermediate Holdings, LLC#	One stop	L + 5.75%	(c)	7.08%	05/2022	32	32	—	31
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	(e)	9.00%	05/2022	5	1	—	5
Advanced Pain Management Holdings, Inc.#	Senior loan	L + 5.00%	(a)	6.25%	02/2018	5,800	5,799	0.7	4,930
Advanced Pain Management Holdings, Inc.#	Senior loan	L + 5.00%	(a)	6.25%	02/2018	397	397	—	337
Advanced Pain Management Holdings, Inc.	Senior loan	L + 5.00%		N/A(5)	02/2018	—	—	—	—
Agilitas USA, Inc.#	One stop	L + 6.00%	(c)	7.30%	04/2022	1,976	1,958	0.3	1,976
Agilitas USA, Inc.	One stop	L + 6.00%	(c)	7.30%	04/2022	10	9	—	10
Agilitas USA, Inc.(4)	One stop	L + 6.00%		N/A(5)	04/2022	—	(15)	—	—
Apothecary Products, LLC*	Senior loan	L + 4.00%	(c)	5.72%	02/2019	1,857	1,857	0.2	1,857
Apothecary Products, LLC	Senior loan	L + 4.00%	(c)	5.74%	02/2019	263	263	—	263
Aris Teleradiology Company, LLC#*	Senior loan	L + 5.50%	(c)	6.83%	03/2021	2,507	2,488	0.3	2,156
Aris Teleradiology Company, LLC	Senior loan	L + 5.50%	(c)	6.81%	03/2021	25	25	—	22
Avalign Technologies, Inc.*	Senior loan	L + 4.50%	(a)	5.74%	07/2021	960	957	0.1	957
BIORECLAMATIONIVT, LLC#*	One stop	L + 5.75%	(a)	6.99%	01/2021	13,943	13,783	1.8	13,943
BIORECLAMATIONIVT, LLC	One stop	P + 4.75%	(e)	9.00%	01/2021	55	54	—	55
California Cryobank, LLC*	One stop	L + 5.50%	(c)	6.83%	08/2019	2,544	2,544	0.3	2,544
California Cryobank, LLC*	One stop	L + 5.50%	(c)	6.83%	08/2019	976	964	0.1	976
California Cryobank, LLC*	One stop	L + 5.50%	(c)	6.83%	08/2019	326	326	—	326
California Cryobank, LLC	One stop	L + 5.50%		N/A(5)	08/2019	—	—	—	—
CLP Healthcare Services, Inc.*	Senior loan	L + 5.25%	(c)	6.58%	12/2020	936	930	0.1	918
Curo Health Services LLC#	Senior loan	L + 4.00%	(b)(c)	5.31%	02/2022	827	827	0.1	829
DCA Investment Holding, LLC#*	One stop	L + 5.25%	(c)	6.58%	07/2021	14,601	14,479	1.9	14,601
DCA Investment Holding, LLC#*	One stop	L + 5.25%	(c)	6.58%	07/2021	13,625	13,474	1.8	13,625
DCA Investment Holding, LLC#*	One stop	L + 5.25%	(c)	6.58%	07/2021	6,103	6,006	0.8	6,103
DCA Investment Holding, LLC	One stop	P + 4.25%	(e)	8.50%	07/2021	707	695	0.1	707
DCA Investment Holding, LLC(4)	One stop	L + 5.25%		N/A(5)	07/2021	—	(3)	—	—
Deca Dental Management LLC	One stop	L + 6.25%	(c)	7.58%	07/2020	7,486	7,422	1.0	7,486
Deca Dental Management LLC*	One stop	L + 6.25%	(a)(c)	7.57%	07/2020	911	906	0.1	911
Deca Dental Management LLC	One stop	L + 6.25%	(a)	7.49%	07/2020	50	50	—	50
Deca Dental Management LLC(4)	One stop	L + 6.25%		N/A(5)	07/2020	—	(7)	—	—

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (15)
Healthcare, Education and Childcare - (continued)
Dental Holdings Corporation*	One stop	L + 5.50%	(c)	6.81%	02/2020	$3,314	$3,286	0.4%	$3,247
Dental Holdings Corporation	One stop	L + 5.50%	(b)	6.78%	02/2020	505	500	0.1	495
Dental Holdings Corporation	One stop	L + 5.50%	(c)	6.82%	02/2020	98	94	—	88
eSolutions, Inc.#*	One stop	L + 6.50%	(a)	7.74%	03/2022	18,630	18,426	2.4	18,630
eSolutions, Inc.(4)	One stop	L + 6.50%		N/A(5)	03/2022	—	(1)	—	—
Excelligence Learning Corporation#	One stop	L + 6.00%	(a)	7.24%	04/2023	6,300	6,241	0.8	6,300
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	7.58%	05/2023	10,493	10,321	1.4	10,493
Eyecare Services Partners Holdings LLC	One stop	P + 5.25%	(e)	9.50%	05/2023	17	14	—	17
Eyecare Services Partners Holdings LLC(4)	One stop	L + 6.25%		N/A(5)	05/2023	—	(61)	—	—
Eyecare Services Partners Holdings LLC(4)	One stop	L + 6.25%		N/A(5)	05/2023	—	(77)	—	—
G & H Wire Company, Inc#	One stop	L + 5.50%	(c)	6.81%	09/2023	7,148	7,060	0.9	7,077
G & H Wire Company, Inc(4)	One stop	L + 5.50%		N/A(5)	09/2023	—	(1)	—	(1)
Immucor, Inc.#	Senior loan	L + 5.00%	(a)	6.24%	06/2021	2,055	2,028	0.3	2,087
Kareo, Inc.	One stop	L + 9.00%	(b)	10.27%	06/2022	5,755	5,508	0.8	5,755
Kareo, Inc.	One stop	L + 9.00%		N/A(5)	06/2022	—	—	—	—
Katena Holdings, Inc.*	One stop	L + 6.25%	(c)	7.58%	06/2021	4,521	4,491	0.6	4,430
Katena Holdings, Inc.*	One stop	L + 6.25%	(c)	7.58%	06/2021	441	438	0.1	432
Katena Holdings, Inc.	One stop	P + 5.25%	(e)	9.50%	06/2021	64	63	—	62
Lombart Brothers, Inc.#	One stop	L + 6.75%	(c)	8.08%	04/2022	3,377	3,325	0.4	3,377
Lombart Brothers, Inc.#(7)	One stop	L + 6.75%	(c)	8.08%	04/2022	1,550	1,526	0.2	1,550
Lombart Brothers, Inc.	One stop	P + 5.50%	(e)	9.75%	04/2022	36	35	—	36
Lombart Brothers, Inc.(7)	One stop	L + 6.75%		N/A(5)	04/2022	—	—	—	—
Maverick Healthcare Group, LLC#	Senior loan	L + 7.50%	(a)	7.25% cash/2.00% PIK	12/2017	643	643	0.1	624
Maverick Healthcare Group, LLC	Senior loan	P + 6.50%	(e)	5.25% cash/5.50% PIK	12/2017	27	27	—	27
MWD Management, LLC & MWD Services, Inc.#	One stop	L + 5.25%	(c)	6.58%	06/2023	1,308	1,293	0.2	1,308
MWD Management, LLC & MWD Services, Inc.(4)	One stop	L + 5.25%		N/A(5)	06/2022	—	(1)	—	—
MWD Management, LLC & MWD Services, Inc.(4)	One stop	L + 5.25%		N/A(5)	06/2023	—	(40)	—	—
Oliver Street Dermatology Holdings, LLC#*	One stop	L + 6.50%	(c)	7.83%	05/2022	8,806	8,681	1.2	8,806
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(a)(b)(c)	7.78%	05/2022	1,803	1,785	0.2	1,803
Oliver Street Dermatology Holdings, LLC#	One stop	L + 6.50%	(c)	7.83%	05/2022	1,054	1,044	0.1	1,054
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	7.81%	05/2022	46	45	—	46
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.50%	(c)	7.83%	05/2022	42	41	—	42
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	7.83%	05/2022	33	32	—	33
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	7.83%	05/2022	30	30	—	30
Oliver Street Dermatology Holdings, LLC(4)	One stop	L + 6.50%	(c)(e)	N/A(5)	05/2022	—	(1)	—	—
Oliver Street Dermatology Holdings, LLC(4)	One stop	L + 6.50%		N/A(5)	05/2022	—	(8)	—	—
Pinnacle Treatment Centers, Inc.#	One stop	L + 6.25%	(b)	7.53%	08/2021	9,748	9,616	1.3	9,748
Pinnacle Treatment Centers, Inc.	One stop	P + 5.00%	(e)	9.25%	08/2021	30	29	—	30
Pinnacle Treatment Centers, Inc.(4)	One stop	L + 6.25%		N/A(5)	08/2021	—	(2)	—	—
PPT Management Holdings, LLC#*	One stop	L + 6.00%	(c)	7.33%	12/2022	11,711	11,482	1.5	11,477
PPT Management Holdings, LLC	One stop	L + 6.00%	(c)	7.33%	12/2022	135	132	—	132
PPT Management Holdings, LLC	One stop	L + 6.00%	(a)	7.24%	12/2022	50	46	—	46
Premise Health Holding Corp.*	One stop	L + 4.50%	(c)	5.83%	06/2020	1,987	1,987	0.3	1,987
Premise Health Holding Corp.	One stop	L + 4.50%		N/A(5)	06/2020	—	—	—	—
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(a)	7.74%	08/2019	150	148	—	150
Radiology Partners, Inc.#	One stop	L + 5.75%	(c)	7.08%	09/2020	4,399	4,361	0.6	4,399
Radiology Partners, Inc.	One stop	L + 5.75%	(c)	7.08%	09/2020	99	98	—	99
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	(c)	6.33%	12/2017	1,144	1,143	0.2	1,144
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	(e)	8.25%	12/2017	83	83	—	83
Riverchase MSO, LLC#*	Senior loan	L + 5.25%	(c)	6.58%	10/2022	4,940	4,877	0.7	4,940
Riverchase MSO, LLC	Senior loan	L + 5.25%	(c)	6.58%	10/2022	28	27	—	28
RXH Buyer Corporation#	One stop	L + 5.75%	(c)	7.08%	09/2021	11,134	10,987	1.4	10,912
RXH Buyer Corporation*	One stop	L + 5.75%	(c)	7.08%	09/2021	1,260	1,252	0.2	1,235

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (15)
Healthcare, Education and Childcare - (continued)
RXH Buyer Corporation	One stop	L + 5.75%	(c)(e)	7.61%	09/2021	$55	$52	—%	$51
SLMP, LLC#	One stop	L + 6.00%	(a)	7.24%	05/2023	2,888	2,847	0.4	2,888
SLMP, LLC	One stop	N/A		7.50% PIK	05/2027	109	109	—	109
SLMP, LLC(4)	One stop	L + 6.00%		N/A(5)	05/2023	—	(1)	—	—
SLMP, LLC(4)		L + 6.00%		N/A(5)	05/2023	—	(27)	—	—
Spear Education, LLC*	One stop	L + 6.00%	(c)	7.05%	08/2019	3,504	3,493	0.5	3,504
Spear Education, LLC	One stop	L + 6.00%	(c)	7.30%	08/2019	180	179	—	180
Spear Education, LLC(4)	One stop	L + 6.00%		N/A(5)	08/2019	—	—	—	(2)
Summit Behavioral Holdings I, LLC*	One stop	L + 5.00%	(a)	6.24%	06/2021	4,137	4,098	0.5	4,137
Summit Behavioral Holdings I, LLC	One stop	L + 5.00%	(a)	6.24%	06/2021	113	112	—	113
Summit Behavioral Holdings I, LLC	One stop	L + 5.00%	(a)	6.24%	06/2021	5	5	—	5
WHCG Management, LLC*	Senior loan	L + 4.75%	(c)	6.08%	03/2023	3,990	3,945	0.5	3,990
WHCG Management, LLC(4)	Senior loan	L + 4.75%		N/A(5)	03/2023	—	(1)	—	—
WHCG Management, LLC(4)	Senior loan	L + 4.75%		N/A(5)	03/2023	—	(24)	—	—
WIRB-Copernicus Group, Inc.#	Senior loan	L + 5.00%	(c)	6.33%	08/2022	9,387	9,310	1.2	9,387
WIRB-Copernicus Group, Inc.	Senior loan	L + 5.00%		N/A(5)	08/2022	—	—	—	—
Young Innovations, Inc.#	Senior loan	L + 5.00%	(c)	6.33%	01/2019	133	132	—	133
						267,546	264,013	34.5	265,058
Home and Office Furnishings, Housewares, and Durable Consumer
CST Buyer Company*	Senior loan	L + 6.25%	(c)	7.58%	03/2023	3,351	3,268	0.4	3,351
CST Buyer Company(4)	Senior loan	L + 6.25%		N/A(5)	03/2023	—	(1)	—	—
Plano Molding Company, LLC#	One stop	L + 7.50%	(a)	8.74%	05/2021	6,991	6,920	0.8	5,942
						10,342	10,187	1.2	9,293
Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC#*	One stop	L + 5.50%	(a)	6.74%	06/2022	11,044	10,862	1.5	11,044
Aimbridge Hospitality, LLC	One stop	L + 5.50%	(a)	6.74%	06/2022	301	277	—	301
Aimbridge Hospitality, LLC(4)	One stop	L + 5.50%		N/A(5)	06/2022	—	(1)	—	—
						11,345	11,138	1.5	11,345
Insurance
Captive Resources Midco, LLC#*	One stop	L + 5.75%	(a)	6.99%	06/2020	7,546	7,489	1.0	7,546
Captive Resources Midco, LLC(4)	One stop	L + 5.75%		N/A(5)	06/2020	—	(3)	—	—
Captive Resources Midco, LLC(4)	One stop	L + 5.75%		N/A(5)	06/2020	—	(7)	—	—
Higginbotham Insurance Agency, Inc.*	Senior loan	L + 5.00%	(a)	6.24%	11/2021	1,372	1,363	0.2	1,372
Internet Pipeline, Inc.#*	One stop	L + 7.25%	(a)	8.49%	08/2022	10,326	10,179	1.3	10,476
Internet Pipeline, Inc.#*	One stop	L + 6.25%	(a)	7.48%	08/2022	4,450	4,408	0.6	4,341
Internet Pipeline, Inc.*	One stop	L + 6.25%	(a)	7.48%	08/2022	1,685	1,668	0.2	1,643
Internet Pipeline, Inc.(4)	One stop	L + 7.25%		N/A(5)	08/2021	—	(1)	—	1
RSC Acquisition, Inc.#*	Senior loan	L + 5.25%	(c)	6.58%	11/2022	6,838	6,819	0.9	6,838
RSC Acquisition, Inc.(4)	Senior loan	L + 5.25%		N/A(5)	11/2022	—	(20)	—	—
						32,217	31,895	4.2	32,217
Leisure, Amusement, Motion Pictures, Entertainment
NFD Operating, LLC*	One stop	L + 7.00%	(c)	8.30%	06/2021	2,170	2,145	0.3	2,170
NFD Operating, LLC	One stop	L + 7.00%		N/A(5)	06/2021	—	—	—	—
NFD Operating, LLC(4)	One stop	L + 7.00%		N/A(5)	06/2021	—	(1)	—	—
PADI Holdco, Inc.#	One stop	L + 6.50%	(c)	7.84%	04/2023	25,529	25,174	3.3	25,529
PADI Holdco, Inc.	One stop	L + 6.50%	(b)(c)	7.78%	04/2022	72	70	—	72
Self Esteem Brands, LLC#*	Senior loan	L + 4.75%	(a)	5.99%	02/2020	9,683	9,621	1.3	9,683
Teaching Company, The#*	One stop	L + 7.00%	(a)(c)	8.32%	08/2020	12,187	12,133	1.6	11,943
Teaching Company, The	One stop	L + 7.00%	(a)(e)	8.24%	08/2020	25	24	—	23
Titan Fitness, LLC*	One stop	L + 7.00%	(a)	8.25%	09/2019	1,954	1,954	0.3	1,954
Titan Fitness, LLC	One stop	L + 7.00%	(a)	8.25%	09/2019	294	293	—	294
Titan Fitness, LLC#	One stop	L + 7.00%	(a)	8.25%	09/2019	259	259	—	259
Titan Fitness, LLC	One stop	L + 7.00%		N/A(5)	09/2019	—	—	—	—

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (15)
Leisure, Amusement, Motion Pictures, Entertainment - (continued)
Titan Fitness, LLC(4)	One stop	L + 7.00%		N/A(5)	09/2019	$—	$(2)	—%	$—
						52,173	51,670	6.8	51,927
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.#	One stop	L + 11.00%	(a)	10.25% cash/2.00% PIK	08/2018	192	192	—	154
Benetech, Inc.	One stop	P + 9.75%	(a)(e)	12.00% cash/2.00% PIK	08/2018	16	16	—	6
						208	208	—	160
Oil and Gas
Drilling Info, Inc.#*	One stop	L + 6.25%	(b)	7.52%	06/2020	17,048	16,948	2.2	16,919
Drilling Info, Inc.	One stop	L + 6.25%		N/A(5)	06/2020	—	—	—	—
						17,048	16,948	2.2	16,919
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	6.83%	11/2021	4,873	4,839	0.6	4,873
Georgica Pine Clothiers, LLC#	One stop	L + 5.50%	(c)	6.83%	11/2021	426	422	0.1	426
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	6.83%	11/2021	299	296	—	299
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	6.83%	11/2021	58	57	—	58
IMPLUS Footwear, LLC#	One stop	L + 6.75%	(c)	8.08%	04/2021	13,510	13,398	1.8	13,510
IMPLUS Footwear, LLC#	One stop	L + 6.75%	(c)	8.07%	04/2021	2,378	2,359	0.3	2,378
Massage Envy, LLC*	One stop	L + 6.75%	(c)(e)	8.09%	09/2020	3,152	3,132	0.4	3,152
Massage Envy, LLC	One stop	L + 6.75%	(c)(e)	8.07%	09/2020	100	99	—	100
Massage Envy, LLC	One stop	L + 6.75%	(c)	8.07%	09/2020	95	94	—	95
Massage Envy, LLC	One stop	L + 6.75%	(c)(e)	8.08%	09/2020	71	71	—	71
Massage Envy, LLC	One stop	L + 6.75%	(c)(e)	8.10%	09/2020	31	30	—	31
Massage Envy, LLC	One stop	L + 6.75%	(a)	7.99%	09/2020	21	20	—	21
Massage Envy, LLC(4)	One stop	L + 6.75%	(c)	N/A(5)	09/2020	—	(2)	—	—
Orthotics Holdings, Inc.#	One stop	L + 6.00%	(a)	7.24%	02/2020	3,694	3,664	0.5	3,620
Orthotics Holdings, Inc.#(7)(8)	One stop	L + 6.00%	(a)	7.24%	02/2020	606	601	0.1	594
Orthotics Holdings, Inc.(4)(7)(8)	One stop	L + 6.00%		N/A(5)	02/2020	—	(1)	—	—
Orthotics Holdings, Inc.(4)	One stop	L + 6.00%		N/A(5)	02/2020	—	(5)	—	(2)
Team Technologies Acquisition Company*	Senior loan	L + 5.00%	(c)(e)	6.32%	12/2017	260	261	—	260
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	(c)(e)	6.82%	12/2017	48	48	—	49
Team Technologies Acquisition Company	Senior loan	L + 5.00%		N/A(5)	12/2017	—	—	—	—
						29,622	29,383	3.8	29,535
Personal, Food and Miscellaneous Services
Clarkson Eyecare LLC#*	One stop	L + 6.25%	(c)	7.58%	04/2021	17,190	17,001	2.2	16,674
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	7.58%	04/2021	8,529	8,468	1.1	8,273
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	7.58%	04/2021	2,956	2,935	0.4	2,867
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	7.58%	04/2021	2,517	2,500	0.3	2,441
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	7.58%	04/2021	716	666	0.1	692
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	7.58%	04/2021	663	663	0.1	643
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	7.58%	04/2021	489	481	0.1	474
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	7.58%	04/2021	277	273	—	259
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	6.83%	10/2021	42	41	—	42
Ignite Restaurant Group, Inc (Joe's Crab Shack)*(6)	One stop	P + 6.00%	(e)	10.25%	02/2019	1,039	1,039	—	286
PetVet Care Centers LLC#	One stop	L + 6.00%	(c)	7.33%	06/2023	10,983	10,879	1.4	10,983
PetVet Care Centers LLC	One stop	L + 6.00%	(c)	7.32%	06/2023	2,665	2,608	0.3	2,665
PetVet Care Centers LLC	One stop	L + 6.00%	(b)	7.27%	06/2023	69	66	—	69
R.G. Barry Corporation#	Senior loan	L + 5.00%	(a)	6.24%	09/2019	1,257	1,257	0.2	1,257
Southern Veterinary Partners, LLC	One stop	L + 5.00%	(a)	6.23%	06/2020	2,493	2,456	0.3	2,493
Southern Veterinary Partners, LLC*	One stop	L + 5.00%	(a)	6.24%	06/2020	1,585	1,574	0.2	1,585
Southern Veterinary Partners, LLC	One stop	L + 5.00%	(a)	6.23%	06/2020	17	17	—	17
Vetcor Professional Practices LLC#*	One stop	L + 6.00%	(c)	7.33%	04/2021	27,276	26,887	3.5	27,276
Vetcor Professional Practices LLC	One stop	L + 6.00%	(c)	7.33%	04/2021	2,980	2,867	0.4	2,980
Vetcor Professional Practices LLC	One stop	L + 6.00%	(c)	7.33%	04/2021	2,360	2,325	0.3	2,360

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (15)
Personal, Food and Miscellaneous Services - (continued)
Vetcor Professional Practices LLC#	One stop	L + 6.00%	(c)	7.33%	04/2021	$628	$623	0.1%	$628
Vetcor Professional Practices LLC*	One stop	L + 6.00%	(c)	7.33%	04/2021	622	614	0.1	622
Vetcor Professional Practices LLC*	One stop	L + 6.00%	(c)	7.33%	04/2021	489	489	0.1	489
Vetcor Professional Practices LLC*	One stop	L + 6.00%	(c)	7.33%	04/2021	476	470	0.1	476
Vetcor Professional Practices LLC*	One stop	L + 6.00%	(c)	7.33%	04/2021	187	186	—	187
Vetcor Professional Practices LLC*	One stop	L + 6.00%	(c)	7.33%	04/2021	153	152	—	153
Vetcor Professional Practices LLC	One stop	L + 6.00%	(c)	7.33%	04/2021	17	13	—	17
Veterinary Specialists of North America, LLC#*	One stop	L + 5.25%	(c)	6.56%	07/2021	3,853	3,813	0.5	3,853
Veterinary Specialists of North America, LLC	One stop	L + 5.25%	(c)	6.58%	07/2021	49	41	—	49
Veterinary Specialists of North America, LLC#	One stop	L + 5.25%	(c)	6.56%	07/2021	33	33	—	33
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.25%		N/A(5)	07/2021	—	(1)	—	—
Wetzel's Pretzels, LLC*	One stop	L + 6.75%	(a)	7.99%	09/2021	6,012	5,927	0.8	6,012
Wetzel's Pretzels, LLC(4)	One stop	L + 6.75%		N/A(5)	09/2021	—	(1)	—	—
						98,622	97,362	12.6	96,855
Printing and Publishing
Brandmuscle, Inc.*	Senior loan	L + 5.00%	(c)	6.33%	12/2021	538	533	0.1	542
Marketo, Inc.	One stop	L + 9.50%	(c)	10.83%	08/2021	20,640	20,160	2.7	20,640
Marketo, Inc.(4)	One stop	L + 9.50%		N/A(5)	08/2021	—	(1)	—	—
						21,178	20,692	2.8	21,182
Retail Stores
Batteries Plus Holding Corporation#*	One stop	L + 6.75%	(a)	7.99%	07/2022	13,086	12,919	1.7	13,086
Batteries Plus Holding Corporation(4)	One stop	L + 6.75%		N/A(5)	07/2022	—	(2)	—	—
CVS Holdings I, LP#*	One stop	L + 6.25%	(a)	7.49%	08/2021	17,139	16,930	2.2	17,139
CVS Holdings I, LP#	One stop	L + 6.25%	(a)	7.49%	08/2021	248	244	—	248
CVS Holdings I, LP	One stop	L + 6.25%	(a)	7.49%	08/2021	34	28	—	34
CVS Holdings I, LP(4)	One stop	L + 6.25%		N/A(5)	08/2020	—	(2)	—	—
Cycle Gear, Inc.*	One stop	L + 6.50%	(c)	7.80%	01/2020	7,572	7,511	1.0	7,572
Cycle Gear, Inc.	One stop	L + 6.50%	(c)	7.82%	01/2020	710	704	0.1	710
Cycle Gear, Inc.(4)	One stop	L + 6.50%		N/A(5)	01/2020	—	(7)	—	—
DTLR, Inc.#*	One stop	L + 6.50%	(c)	7.81%	08/2022	19,705	19,417	2.6	19,408
Feeders Supply Company, LLC#*	One stop	L + 5.75%	(a)	6.99%	04/2021	4,699	4,656	0.6	4,699
Feeders Supply Company, LLC	Subordinated Debt	N/A		12.50% cash/7.00% PIK	04/2021	55	55	—	55
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(5)	04/2021	—	—	—	—
Marshall Retail Group, LLC, The#	One stop	L + 6.00%	(c)	7.30%	08/2020	3,150	3,150	0.4	3,150
Marshall Retail Group, LLC, The	One stop	P + 4.75%	(e)	9.00%	08/2019	77	77	—	77
Mills Fleet Farm Group LLC#*	One stop	L + 5.50%	(a)	6.74%	02/2022	5,650	5,419	0.8	5,650
Pet Holdings ULC#(7)(8)	One stop	L + 5.50%	(c)	6.80%	07/2022	32,348	31,832	4.2	32,348
Pet Holdings ULC(7)(8)	One stop	L + 5.50%	(c)	6.81%	07/2022	56	55	—	56
Pet Holdings ULC(4)(7)(8)	One stop	L + 5.50%	(e)	N/A(5)	07/2022	—	(2)	—	—
PetPeople Enterprises, LLC*	One stop	L + 6.00%	(c)	7.32%	09/2023	2,373	2,343	0.3	2,349
PetPeople Enterprises, LLC(4)	One stop	L + 6.00%		N/A(5)	09/2023	—	(1)	—	—
PetPeople Enterprises, LLC(4)	One stop	L + 6.00%		N/A(5)	09/2023	—	(2)	—	(17)
						106,902	105,324	13.9	106,564
Telecommunications
NetMotion Wireless Holdings, Inc.*	One stop	L + 6.25%	(c)	7.58%	10/2021	7,278	7,190	0.9	7,278
NetMotion Wireless Holdings, Inc.(4)	One stop	L + 6.25%		N/A(5)	10/2021	—	(1)	—	—
						7,278	7,189	0.9	7,278
Textile and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	(a)	6.24%	10/2022	1,917	1,883	0.3	1,917
SHO Holding I Corporation	Senior loan	L + 4.00%	(a)(b)	5.24%	10/2021	16	15	—	15
						1,933	1,898	0.3	1,932
Utilities
Arcos, LLC*	One stop	L + 6.00%	(c)	7.33%	02/2021	3,411	3,386	0.5	3,411

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (15)
Utilities - (continued)
Arcos, LLC	One stop	L + 6.00%		N/A(5)	02/2021	$—	$—	—%	$—
PowerPlan Holdings, Inc.*	Senior loan	L + 5.25%	(a)	6.49%	02/2022	2,522	2,498	0.3	2,522
PowerPlan Holdings, Inc.*	Senior loan	L + 5.25%	(a)	6.49%	02/2022	805	791	0.1	805
						6,738	6,675	0.9	6,738
Total non-controlled/non-affiliate company debt investments						$1,336,708	$1,318,676	172.8%	$1,326,950

Equity investments(9)(10)
Aerospace and Defense
Whitcraft LLC	Common stock	N/A		N/A	N/A	7	$688	0.1%	$688

Automobile
Polk Acquisition Corp.	LP interest	N/A		N/A	N/A	4	401	—	255

Beverage, Food and Tobacco
Cafe Rio Holding, Inc.	Common stock	N/A		N/A	N/A	3	283	—	283
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	17	84	—	57
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	8	24	—	16
P&P Food Safety US Acquisition, Inc.	LLC interest	N/A		N/A	N/A	2	203	—	209
Purfoods, LLC	LLC interest	N/A		N/A	N/A	355	355	0.1	383
							949	0.1	948
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A		N/A	N/A	—	40	—	48
Flexan, LLC	Common stock	N/A		N/A	N/A	—	—	—	8
							40	—	56
Diversified/Conglomerate Manufacturing
Inventus Power, Inc.	Preferred stock	N/A		N/A	N/A	—	259	—	—
Inventus Power, Inc.	Common stock	N/A		N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A		N/A	N/A	—	242	0.1	450
							501	0.1	450
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A		N/A	N/A	374	374	0.1	374
Actiance, Inc.	Warrant	N/A		N/A	N/A	248	59	—	86
Agility Recovery Solutions Inc.	Preferred stock	N/A		N/A	N/A	30	152	—	191
Bomgar Corporation	Common stock	N/A		N/A	N/A	1	620	0.1	694
Bomgar Corporation	Common stock	N/A		N/A	N/A	415	6	—	33
HealthcareSource HR, Inc.	LLC interest	N/A		N/A	N/A	—	165	—	176
Host Analytics, Inc.	Warrant	N/A		N/A	N/A	154	58	—	123
Maverick Bidco Inc.	LLC units	N/A		N/A	N/A	1	597	0.1	597
MMan Acquisition Co.	LP interest	N/A		N/A	N/A	334	334	—	334
Project Alpha Intermediate Holding, Inc.	Common stock	N/A		N/A	N/A	—	399	0.1	440
Project Alpha Intermediate Holding, Inc.	Common stock	N/A		N/A	N/A	99	4	—	4
Quickbase, Inc.	Common stock	N/A		N/A	N/A	615	412	0.1	808
Switchfly, Inc.	Warrant	N/A		N/A	N/A	79	114	—	181
Verisys Corporation	LLC interest	N/A		N/A	N/A	318	318	0.1	346
Workforce Software, LLC	LLC units	N/A		N/A	N/A	1,309	1,309	0.2	1,519
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A		N/A	N/A	41	33	—	30
							4,954	0.8	5,936
Ecological
Pace Analytical Services, LLC	Common stock	N/A		N/A	N/A	3	302	—	362

Electronics
Diligent Corporation	Preferred stock	N/A		N/A	N/A	535	424	0.1	779
Gamma Technologies, LLC	LLC units	N/A		N/A	N/A	1	82	—	201

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (15)
Electronics - (continued)
SEI, Inc.	LLC units	N/A	N/A	N/A	$207	$161	0.1%	$293
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	59	—	—
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	7	—	—
						733	0.2	1,273
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	529	0.1	618
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	419	419	0.1	522
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	596	0.1	480
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	—
BIORECLAMATIONIVT, LLC	LLC units	N/A	N/A	N/A	—	360	0.1	543
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	5,253	525	0.1	571
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	53	5	—	—
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	651	651	0.1	748
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	359	359	—	245
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	81	—	67
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	—	—	—
Eyecare Services Partners Holdings LLC	LLC interests	N/A	N/A	N/A	—	304	0.1	304
Eyecare Services Partners Holdings LLC	LLC interests	N/A	N/A	N/A	—	3	—	3
G & H Wire Company, Inc	LLC interest	N/A	N/A	N/A	187	187	—	187
Kareo, Inc.	Warrant	N/A	N/A	N/A	27	203	—	203
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	205	—	136
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	—	123	—	164
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	154	154	—	154
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	218	218	—	292
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	216	—	222
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	—
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	4	443	—	155
SLMP, LLC	LLC interest	N/A	N/A	N/A	334	334	0.1	334
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	281	—	277
						6,204	0.8	6,225
Insurance
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	153	—	185
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	93	2	0.1	304
						155	0.1	489
Leisure, Amusement, Motion Pictures, Entertainment
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	1	539	0.1	539

Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	LLC interest	N/A	N/A	N/A	2	—	—	—
Benetech, Inc.	LLC interest	N/A	N/A	N/A	2	—	—	—
						—	—	—
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	LLC units	N/A	N/A	N/A	9	91	—	89

Personal, Food and Miscellaneous Services
Clarkson Eyecare LLC	LLC units	N/A	N/A	N/A	—	63	—	75
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	1	126	—	132
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	49	—	49
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	52	3	—	3
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	498	298	0.1	331
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	55	55	0.1	667
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	56	—	74

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (15)
Personal, Food and Miscellaneous Services - (continued)
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	$—	$149	$—	$173
						799	0.2%	1,504
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	207	—	203

Retail Stores
Batteries Plus Holding Corporation	LP interest	N/A	N/A	N/A	5	505	0.1	653
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	8	111	—	169
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	70	—	43
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	2	179	—	204
Feeders Supply Company, LLC	Common stock	N/A	N/A	N/A	—	—	—	97
Pet Holdings ULC(7)(8)	LP interest	N/A	N/A	N/A	222	188	0.1	228
						1,053	0.2	1,394
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	—	116	—	116
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	68	1	—	120
						117	—	236

Total non-controlled/non-affiliate company equity investments						$17,733	2.7%	$20,647

Total non-controlled/non-affiliate company investments					$1,336,708	$1,336,409	175.5%	$1,347,597

Controlled affiliate company investments(12)
Equity investments
Investment Funds and Vehicles
GCIC Senior Loan Fund LLC(7)(13)	LLC interest	N/A	N/A	N/A		$49,800	6.5%	$50,104

Total controlled affiliate company equity investments						$49,800	6.5%	$50,104

Total controlled affiliate company investments						$49,800	6.5%	$50,104

Total investments					$1,336,708	$1,386,209	182.0%	$1,397,701

Cash and cash equivalents and restricted cash and cash equivalents
Cash and restricted cash						$47,487	6.8%	$47,487
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.91% (14)			3,644	0.1	3,644
Total cash and cash equivalents and restricted cash and cash equivalents						$51,131	6.9%	$51,131

Total investments and cash and cash equivalents and restricted cash and cash equivalents						$1,437,340	188.9%	$1,448,832

#	Denotes that all or a portion of the investment collateralizes the Credit Facility (as defined in Note 7).
*	Denotes that all or a portion of the investment secures the notes offered in the GCIC 2016 Debt Securitization (as defined in Note 7).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of September 29, 2017, which was the last business day of the period on which LIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2017, as the loan may have priced or repriced based on an index rate prior to September 29, 2017.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 1.23% as of September 29, 2017.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 1.27% as of September 29, 2017.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 1.33% as of September 29, 2017.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 1.51% as of September 29, 2017.
(e) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 4.25% as of September 29, 2017.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2017.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(5)	The entire commitment was unfunded as of September 30, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(6)	Loan was on non-accrual status as of September 30, 2017, meaning that the Company has ceased recognizing interest income on the loan.

(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2017, total non-qualifying assets at fair value represented 5.9% of the Company’s assets calculated in accordance with the 1940 Act.

(8)	The headquarters of this portfolio company is located in Canada.

(9)	Equity investments are non-income producing securities unless otherwise noted.

(10)	Ownership of certain equity investments may occur through a holding company or partnership.

(11)	The Company holds an equity investment that entitles it to receive preferential dividends.
(12) As defined in the 1940 Act, the Company is deemed to be both an ‘‘Affiliated Person’’ of and ‘‘Control’’ this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).Transactions related to investments with controlled affiliates for the year ended September 30, 2017 were as follows:

Portfolio Company	Fair value at September 30, 2016	Purchases (cost)	Redemptions (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value at September 30, 2017	Net realized gain/(loss)	Interest and fee income	Dividend income
GCIC Senior Loan Fund LLC*	$47,956	$46,344	$(43,719)	$—	$(477)	$50,104	$—	$732	$3,950
Total Controlled Affiliates	$47,956	$46,344	$(43,719)	$—	$(477)	$50,104	$—	$732	$3,950
(f) Together with Aurora, the Company co-invests through GCIC SLF. GCIC SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to GCIC SLF must be approved by the GCIC SLF investment committee consisting of two representatives of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). Therefore, although the Company owns more than 25% of the voting securities of GCIC SLF, the Company does not believe that it has control over GCIC SLF for purposes of the 1940 Act or otherwise.

(13)	The Company receives quarterly profit distributions from its equity investment in GCIC Senior Loan Fund LLC. (See Note 5 in the accompanying notes to the consolidated financial statements).

(14)	The rate shown is the annualized seven-day yield as of September 30, 2017.

(15)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value (12)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP	One stop	L + 9.00%	(a)	8.00% cash/2.00% PIK	03/2020	$2,370	$2,314	0.3%	$2,015
ILC Dover, LP	One stop	L + 9.00%	(a)	8.00% cash/2.00% PIK	03/2019	105	102	—	89
NTS Technical Systems*	One stop	L + 6.25%	(c)	7.25%	06/2021	3,893	3,839	0.6	3,815
NTS Technical Systems(4)	One stop	L + 6.25%		N/A(5)	06/2021	—	(12)	—	(11)
NTS Technical Systems(4)	One stop	L + 6.25%		N/A(5)	06/2021	—	(6)	—	(8)
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	(c)	8.00%	12/2017	53	28	—	16
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	(c)	8.00%	12/2017	7	7	—	7
Tronair Parent, Inc.	Senior loan	L + 4.50%		N/A(5)	09/2021	—	—	—	—
Whitcraft LLC*	One stop	L + 6.50%	(c)	7.50%	05/2020	6,745	6,695	1.1	6,745
Whitcraft LLC(4)	One stop	L + 6.50%		N/A(5)	05/2020	—	(1)	—	—
						13,173	12,966	2.0	12,668
Automobile
American Driveline Systems, Inc.	Senior loan	L + 5.75%	(a)	6.75%	03/2020	378	347	0.1	378
American Driveline Systems, Inc.	Senior loan	L + 5.75%	(a)	6.75%	03/2020	49	48	—	49
American Driveline Systems, Inc.	Senior loan	P + 4.75%	(e)	8.25%	03/2020	10	5	—	10
CH Hold Corp.*	Senior loan	L + 5.25%	(c)(e)	6.25%	11/2019	2,295	2,279	0.4	2,295
Dent Wizard International Corporation*	Senior loan	L + 4.75%	(c)	5.75%	04/2020	1,192	1,187	0.2	1,192
K&N Engineering, Inc.*	Senior loan	P + 3.25%	(e)	6.75%	07/2019	1,139	1,139	0.2	1,139
K&N Engineering, Inc.*#	Senior loan	L + 4.25%	(a)(e)	5.25%	07/2019	55	55	—	55
K&N Engineering, Inc.	Senior loan	L + 4.25%		N/A(5)	07/2019	—	—	—	—
OEConnection LLC#	Senior loan	L + 5.00%	(c)	6.00%	06/2022	11,167	10,892	1.8	11,167
OEConnection LLC(4)	Senior loan	L + 5.00%		N/A(5)	06/2021	—	(1)	—	—
Polk Acquisition Corp.*#	Senior loan	L + 5.00%	(c)	6.00%	06/2022	13,601	13,395	2.2	13,601
Polk Acquisition Corp.	Senior loan	L + 5.00%	(c)	6.00%	06/2022	54	53	—	54
Polk Acquisition Corp.	Senior loan	L + 5.00%	(a)(e)	6.64%	06/2022	18	16	—	18
Polk Acquisition Corp.(4)	Senior loan	L + 5.00%		N/A(5)	06/2022	—	(2)	—	—
T5 Merger Corporation*#	One stop	L + 6.25%	(c)	7.25%	03/2022	22,118	21,756	3.6	21,897
T5 Merger Corporation(4)	One stop	L + 6.25%		N/A(5)	03/2022	—	(2)	—	(1)
						52,076	51,167	8.5	51,854
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.#	One stop	L + 5.75%	(c)	6.75%	04/2021	3,858	3,828	0.6	3,472
Abita Brewing Co., L.L.C.(4)	One stop	L + 5.75%	(c)	6.75%	04/2021	4	3	—	(11)
ABP Corporation*	Senior loan	L + 4.75%	(c)	6.00%	09/2018	604	604	0.1	574
ABP Corporation	Senior loan	P + 3.50%	(e)	7.25%	09/2018	32	32	—	29
Benihana, Inc.#	One stop	L + 6.00%	(a)(c)	7.25%	01/2019	303	303	—	297
Benihana, Inc.	One stop	P + 4.75%	(a)(e)	7.92%	07/2018	32	32	—	31
C. J. Foods, Inc.*	One stop	L + 5.00%	(c)	6.00%	05/2019	7,648	7,648	1.2	7,648
C. J. Foods, Inc.	One stop	L + 5.00%	(c)	6.00%	05/2019	1,613	1,613	0.3	1,613
C. J. Foods, Inc.	One stop	L + 5.00%		N/A(5)	05/2019	—	—	—	—
Firebirds International, LLC*	One stop	L + 5.75%	(c)	7.00%	05/2018	3,331	3,331	0.5	3,331
Firebirds International, LLC*	One stop	L + 5.75%	(c)	7.00%	05/2018	938	938	0.2	938
Firebirds International, LLC	One stop	L + 5.75%	(c)	7.00%	05/2018	171	171	—	171
Firebirds International, LLC	One stop	L + 5.75%		N/A(5)	05/2018	—	—	—	—
First Watch Restaurants, Inc.*	One stop	L + 6.00%	(c)	7.15%	12/2020	3,569	3,540	0.6	3,569
First Watch Restaurants, Inc.	One stop	P + 5.00%	(c)(e)	8.05%	12/2020	224	223	—	224
First Watch Restaurants, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2020	175	174	—	175

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value (12)
Beverage, Food and Tobacco - (continued)
First Watch Restaurants, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2020	$175	$174	—%	$175
First Watch Restaurants, Inc.(4)	One stop	L + 6.00%		N/A(5)	12/2020	—	(1)	—	—
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(c)	9.00%	08/2020	426	422	0.1	426
Hopdoddy Holdings, LLC	One stop	L + 8.00%		N/A(5)	08/2020	—	—	—	—
Hopdoddy Holdings, LLC(4)	One stop	L + 8.00%		N/A(5)	08/2020	—	(2)	—	—
Julio & Sons Company*	One stop	L + 5.50%	(c)	6.50%	12/2018	945	941	0.2	945
Julio & Sons Company	One stop	L + 5.50%	(a)(b)	6.50%	12/2018	147	146	—	147
Julio & Sons Company	One stop	L + 5.50%	(c)	6.50%	12/2018	83	81	—	83
Purfoods, LLC*#	One stop	L + 6.25%	(c)	7.25%	05/2021	8,047	7,936	1.3	8,047
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	95	95	—	95
Purfoods, LLC	One stop	L + 6.25%	(a)	7.25%	05/2021	25	24	—	25
Purfoods, LLC(4)	One stop	L + 6.25%		N/A(5)	05/2021	—	(1)	—	—
Smashburger Finance LLC*	Senior loan	L + 5.50%	(c)	6.75%	05/2018	529	527	0.1	518
Smashburger Finance LLC(4)	Senior loan	L + 5.50%		N/A(5)	05/2018	—	(12)	—	—
Surfside Coffee Company LLC*	One stop	L + 5.25%	(c)	6.25%	06/2020	2,345	2,327	0.4	2,345
Surfside Coffee Company LLC	One stop	L + 5.25%	(c)	6.25%	06/2020	177	173	—	177
Surfside Coffee Company LLC	One stop	L + 5.25%	(c)	6.25%	06/2020	26	25	—	26
Tate's Bake Shop, Inc.#	Senior loan	L + 5.00%	(c)	6.00%	08/2019	144	143	—	144
Uinta Brewing Company#	One stop	L + 8.50%	(c)	9.50%	08/2019	900	900	0.1	873
Uinta Brewing Company	One stop	L + 8.50%	(a)(c)	9.50%	08/2019	74	74	—	71
						36,640	36,412	5.7	36,158
Broadcasting and Entertainment
Extreme Reach Inc.*	Senior loan	L + 6.25%	(c)	7.25%	02/2020	933	907	0.2	943
TouchTunes Interactive Networks, Inc.*	Senior loan	L + 4.75%	(c)	5.75%	05/2021	697	695	0.1	700
						1,630	1,602	0.3	1,643
Building and Real Estate
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(b)(c)	6.00%	08/2020	6,135	6,135	1.0	6,135
Brooks Equipment Company, LLC	One stop	L + 5.00%		N/A(5)	08/2020	—	—	—	—
Paradigm DKD Group, LLC#	Senior loan	L + 5.25%	(c)	6.50%	11/2018	2,160	2,132	0.4	2,116
Paradigm DKD Group, LLC	Senior loan	L + 5.25%	(c)(e)	6.70%	11/2018	195	185	—	179
						8,490	8,452	1.4	8,430
Cargo Transport
Worldwide Express Operations, LLC*	Senior loan	L + 5.00%	(c)	6.00	07/2019	1,767	1,752	0.3	1,767

Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.75%	(c)(e)	5.75%	10/2018	960	959	0.2	960
Fort Dearborn Company*	Senior loan	L + 4.25%	(c)	5.25%	10/2017	164	164	—	164
						1,124	1,123	0.2	1,124
Diversified Conglomerate Manufacturing
Chase Industries, Inc.*#	One stop	L + 5.75%	(b)(c)(e)	6.81%	09/2020	7,009	7,006	1.1	7,009
Chase Industries, Inc.	One stop	L + 5.75%	(c)(e)	7.13%	09/2020	1,555	1,555	0.3	1,555
Chase Industries, Inc.	One stop	L + 5.75%		N/A(5)	09/2020	—	—	—	—
Inventus Power, Inc#	One stop	L + 5.50%	(c)	6.50%	04/2020	10,481	10,428	1.6	9,643
Inventus Power, Inc(4)	One stop	L + 5.50%		N/A(5)	04/2020	—	(3)	—	(52)
Onicon Incorporated*#	One stop	L + 6.00%	(c)(e)	7.00%	04/2020	184	182	—	182
Onicon Incorporated	One stop	L + 6.00%		N/A(5)	04/2020	—	—	—	—
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.#	Senior loan	L + 5.00%	(c)	6.00%	05/2022	2,296	2,273	0.4	2,273
PetroChoice Holdings, Inc.*	Senior loan	L + 5.00%	(c)	6.00%	08/2022	1,645	1,598	0.3	1,645

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value (12)
Diversified Conglomerate Manufacturing - (continued)
Reladyne, Inc.#	Senior loan	L + 5.25%	(c)	6.25%	07/2022	$9,850	$9,697	1.6%	$9,751
Reladyne, Inc.	Senior loan	L + 5.25%	(a)	6.25%	07/2022	111	110	—	110
Reladyne, Inc.	Senior loan	P + 4.25%	(e)	7.75%	07/2022	26	24	—	24
Reladyne, Inc.(4)	Senior loan	L + 5.25%		N/A(5)	07/2022	—	(2)	—	(1)
Sunless Merger Sub, Inc.	Senior loan	L + 5.00%	(a)(e)	6.25%	07/2019	298	252	—	298
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	(e)	7.25%	07/2019	30	27	—	30
						33,485	33,147	5.3	32,467
Diversified Conglomerate Service
Accellos, Inc.*	One stop	L + 5.75%	(c)	6.75%	07/2020	6,268	6,260	1.0	6,268
Accellos, Inc.	One stop	L + 5.75%		N/A(5)	07/2020	—	—	—	—
Actiance, Inc.	One stop	L + 9.00%	(a)	10.00%	04/2018	1,401	1,367	0.2	1,401
Actiance, Inc.	One stop	L + 9.00%		N/A(5)	04/2018	—	—	—	—
Agility Recovery Solutions Inc.*	One stop	L + 6.50%	(c)	7.50%	03/2020	6,280	6,216	1.0	6,280
Agility Recovery Solutions Inc.(4)	One stop	L + 6.50%		N/A(5)	03/2020	—	(3)	—	—
Bomgar Corporation*#	One stop	L + 7.50%	(c)	8.50%	06/2022	28,641	28,094	4.6	28,641
Bomgar Corporation(4)	One stop	L + 7.50%		N/A(5)	06/2022	—	(2)	—	—
CIBT Holdings, Inc*	Senior loan	L + 5.25%	(c)	6.25%	06/2022	1,882	1,863	0.3	1,882
CIBT Holdings, Inc.	Senior loan	L + 5.25%		N/A(5)	06/2022	—	—	—	—
Clearwater Analytics, LLC*#	One stop	L + 7.50%	(c)	8.50%	09/2022	9,337	9,176	1.5	9,220
Clearwater Analytics, LLC(4)	One stop	L + 7.50%		N/A(5)	09/2022	—	(2)	—	(1)
Daxko Acquisition Corporation#	One stop	L + 6.50%	(c)	7.50%	09/2022	8,488	8,361	1.4	8,403
Daxko Acquisition Corporation(4)	One stop	L + 6.50%		N/A(5)	09/2022	—	(1)	—	—
DISA Holdings Acquisition Subsidiary Corp.*	Senior loan	L + 4.50%	(c)	5.50%	12/2020	1,375	1,364	0.2	1,333
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.50%	(c)	5.50%	12/2020	77	75	—	67
EGD Security Systems, LLC*#	One stop	L + 6.25%	(c)	7.25%	06/2022	10,372	10,248	1.7	10,372
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	7.25%	06/2022	98	96	—	98
EGD Security Systems, LLC(4)	One stop	L + 6.25%		N/A(5)	06/2022	—	(2)	—	—
HealthcareSource HR, Inc.*	One stop	L + 6.75%	(c)	7.75%	05/2020	8,367	8,259	1.4	8,367
HealthcareSource HR, Inc.(4)	One stop	L + 6.75%		N/A(5)	05/2020	—	(1)	—	—
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	02/2020	1,349	1,335	0.2	1,339
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	1,137	1,127	0.2	1,129
Host Analytics, Inc.(4)	One stop	N/A		N/A(5)	02/2020	—	(4)	—	(2)
III US Holdings, LLC#	One stop	L + 6.00%	(c)	7.00%	09/2022	5,465	5,356	0.9	5,356
III US Holdings, LLC(4)	One stop	L + 6.00%		N/A(5)	09/2022	—	(1)	—	(1)
Integration Appliance, Inc.	One stop	L + 8.25%	(c)	9.50%	09/2020	1,550	1,537	0.3	1,550
Jensen Hughes, Inc.#	Senior loan	L + 5.00%	(c)	6.00%	12/2021	134	133	—	134
Netsmart Technologies, Inc.#	Senior loan	L + 4.75%	(a)	5.75%	04/2023	1,649	1,634	0.3	1,659
Netsmart Technologies, Inc.(4)	Senior loan	L + 4.75%		N/A(5)	04/2023	—	(9)	—	—
Project Alpha Intermediate Holding, Inc.#	One stop	L + 8.25%	(c)	9.25%	08/2022	16,508	16,022	2.6	16,178
PT Intermediate Holdings III, LLC*#	One stop	L + 6.50%	(c)	7.50%	06/2022	23,508	23,171	3.8	23,508
PT Intermediate Holdings III, LLC	One stop	P + 5.50%	(e)	9.00%	06/2022	25	21	—	25
Quickbase, Inc.#	One stop	L + 7.50%	(c)	8.50%	04/2022	11,468	11,257	1.9	11,468
Quickbase, Inc.(4)	One stop	L + 7.50%		N/A(5)	04/2022	—	(2)	—	—
Secure-24, LLC*	One stop	L + 6.00%	(c)	7.25%	08/2017	809	809	0.1	809
Secure-24, LLC*	One stop	L + 6.00%	(c)	7.25%	08/2017	118	118	—	118
Secure-24, LLC	One stop	L + 6.00%		N/A(5)	08/2017	—	—	—	—
Severin Acquisition, LLC*	Senior loan	L + 5.38%	(c)	6.38%	07/2021	1,441	1,429	0.2	1,462
Severin Acquisition, LLC*	Senior loan	L + 5.00%	(c)	6.00%	07/2021	1,284	1,273	0.2	1,284
Severin Acquisition, LLC#	Senior loan	L + 5.38%	(c)	6.38%	07/2021	981	972	0.2	995

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value (12)
Diversified Conglomerate Service - (continued)
Severin Acquisition, LLC*	Senior loan	L + 4.88%	(c)	5.88%	07/2021	$317	$313	0.1%	$315
Steelwedge Software, Inc.	One stop	L + 10.00%	(c)	9.00% cash/2.00% PIK	09/2020	1,767	1,696	0.3	1,767
Steelwedge Software, Inc.	One stop	L + 8.00%		N/A(5)	09/2020	—	—	—	—
TA MHI Buyer, Inc.*	One stop	L + 6.50%	(c)	7.50%	09/2021	6,622	6,573	1.1	6,622
TA MHI Buyer, Inc.#	One stop	L + 6.50%	(c)	7.50%	09/2021	1,032	1,022	0.2	1,032
TA MHI Buyer, Inc.#	One stop	L + 6.50%	(c)	7.50%	09/2021	536	531	0.1	536
TA MHI Buyer, Inc.#	One stop	L + 6.50%	(c)	7.50%	09/2021	191	190	—	191
TA MHI Buyer, Inc.	One stop	L + 6.50%		N/A(5)	09/2021	—	—	—	—
Trintech, Inc. *	One stop	L + 6.00%	(c)	7.00%	10/2021	8,820	8,724	1.4	8,820
Trintech, Inc.(4)	One stop	L + 6.00%		N/A(5)	10/2021	—	(1)	—	—
Vendavo, Inc.	One stop	L + 8.50%	(c)	9.50%	10/2019	4,331	4,295	0.7	4,257
Vendavo, Inc.(4)	One stop	L + 8.50%		N/A(5)	10/2019	—	(2)	—	(6)
Vendor Credentialing Service LLC*#	One stop	L + 6.00%	(a)	7.00%	11/2021	11,342	11,191	1.8	11,342
Vendor Credentialing Service LLC(4)	One stop	L + 6.00%		N/A(5)	11/2021	—	(1)	—	—
Vitalyst, LLC#	Senior loan	L + 5.25%	(c)	6.50%	09/2017	95	95	—	95
Vitalyst, LLC	Senior loan	L + 4.25%		N/A(5)	09/2017	—	—	—	—
Workforce Software, LLC	One stop	L + 10.50%	(c)	4.50% cash/7.00% PIK	06/2021	21,601	21,452	3.5	21,439
Workforce Software, LLC	One stop	L + 3.50%		N/A(5)	06/2021	—	—	—	—
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 8.50%	(a)	9.50%	08/2021	4,428	4,365	0.7	4,395
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 8.50%		N/A(5)	08/2021	—	—	—	—
						211,094	207,989	34.1	210,147
Ecological
Pace Analytical Services, LLC*#	One stop	L + 6.25%	(c)	7.25%	09/2022	15,374	15,105	2.5	15,220
Pace Analytical Services, LLC(4)	One stop	L + 6.25%		N/A(5)	09/2022	—	(2)	—	(1)
Pace Analytical Services, LLC(4)	One stop	L + 6.25%		N/A(5)	09/2022	—	(6)	—	(3)
						15,374	15,097	2.5	15,216
Electronics
Appriss Holdings, Inc.*#	Senior loan	L + 5.25%	(c)	6.25%	11/2020	10,322	10,225	1.7	10,322
Appriss Holdings, Inc.	Senior loan	L + 5.25%	(c)	6.25%	11/2020	379	369	0.1	379
Compusearch Software Holdings, Inc.*	Senior loan	L + 4.25%	(c)	5.25%	05/2021	631	630	0.1	631
Diligent Corporation*#	One stop	L + 6.75%	(c)	7.75%	04/2022	32,020	31,354	5.2	32,020
Diligent Corporation(4)	One stop	L + 6.75%		N/A(5)	04/2022	—	(2)	—	—
ECI Acquisition Holdings, Inc.*	One stop	L + 6.25%	(c)	7.25%	03/2019	7,148	7,148	1.2	7,148
ECI Acquisition Holdings, Inc.#	One stop	L + 6.25%	(c)	7.25%	03/2019	463	463	0.1	463
ECI Acquisition Holdings, Inc.	One stop	L + 6.25%		N/A(5)	03/2019	—	—	—	—
Gamma Technologies, LLC*#	One stop	L + 5.00%	(c)	6.00%	06/2021	9,443	9,369	1.5	9,443
Gamma Technologies, LLC(4)	One stop	L + 5.00%		N/A(5)	06/2021	—	(1)	—	—
Park Place Technologies LLC*#	One stop	L + 5.25%	(c)	6.25%	06/2022	10,720	10,580	1.7	10,720
Park Place Technologies LLC	One stop	L + 5.25%	(c)	6.25%	06/2022	100	98	—	100
Sloan Company, Inc., The#	One stop	L + 7.25%	(c)	8.25%	04/2020	3,626	3,577	0.6	3,445
Sloan Company, Inc., The	One stop	L + 7.25%	(c)	8.25%	04/2020	6	5	—	4
Sovos Compliance Formerly Taxware, LLC*#	One stop	L + 7.25%	(c)	8.25%	03/2022	32,750	32,154	5.2	32,095
Sovos Compliance Formerly Taxware, LLC(4)	One stop	L + 7.25%		N/A(5)	03/2022	—	(1)	—	(1)
Sparta Holding Corporation*	One stop	L + 5.50%	(c)	6.50%	07/2020	695	695	0.1	695
Sparta Holding Corporation	One stop	L + 5.50%		N/A(5)	07/2020	—	—	—	—
Syncsort Incorporated*#	One stop	L + 5.50%	(c)	6.50%	11/2021	14,253	14,009	2.3	14,253
Syncsort Incorporated(4)	One stop	L + 5.50%		N/A(5)	11/2021	—	(2)	—	—
						122,556	120,670	19.8	121,717

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value (12)
Grocery
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	(c)(e)	5.77%	10/2020	$175	$172	—%	$177
Teasdale Quality Foods, Inc.*	Senior loan	L + 4.75%	(c)(e)	5.77%	10/2020	131	130	—	133
						306	302	—	310
Healthcare, Education and Childcare
Active Day, Inc.*#	One stop	L + 6.00%	(c)	7.00%	12/2021	11,642	11,466	1.9	11,642
Active Day, Inc.(4)	One stop	L + 6.00%		N/A(5)	12/2021	—	(2)	—	—
Active Day, Inc.(4)	One stop	L + 6.00%		N/A(5)	12/2021	—	(32)	—	—
ADCS Clinics Intermediate Holdings, LLC#	One stop	L + 5.75%	(c)	6.75%	05/2022	22,127	21,711	3.6	22,127
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(c)	6.75%	05/2022	109	108	—	109
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(c)	6.75%	05/2022	32	32	—	32
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	(e)	8.25%	05/2022	28	26	—	28
ADCS Clinics Intermediate Holdings, LLC(4)	One stop	L + 5.75%		N/A(5)	05/2022	—	(5)	—	—
Advanced Pain Management Holdings, Inc.#	Senior loan	L + 5.00%	(a)	6.25%	02/2018	5,800	5,797	0.9	5,626
Advanced Pain Management Holdings, Inc.#	Senior loan	L + 5.00%	(a)	6.25%	02/2018	397	396	0.1	385
Advanced Pain Management Holdings, Inc.(4)	Senior loan	L + 5.00%		N/A(5)	02/2018	—	—	—	(30)
Agilitas USA, Inc.*	Senior loan	L + 4.00%	(c)	5.00%	10/2020	512	508	0.1	491
Apothecary Products, LLC*	Senior loan	L + 4.00%	(c)	5.00%	02/2019	1,857	1,857	0.3	1,857
Apothecary Products, LLC	Senior loan	L + 4.00%	(c)	5.04%	02/2019	472	472	0.1	472
Aris Teleradiology Company, LLC*	Senior loan	L + 4.75%	(c)	5.75%	03/2021	872	865	0.1	872
Aris Teleradiology Company, LLC	Senior loan	L + 4.75%		N/A(5)	03/2021	—	—	—	—
Avalign Technologies, Inc.*	Senior loan	L + 4.50%	(a)	5.50%	07/2021	756	753	0.1	756
BIORECLAMATIONIVT, LLC*#	One stop	L + 6.25%	(c)	7.25%	01/2021	12,728	12,538	2.1	12,728
BIORECLAMATIONIVT, LLC (4)	One stop	L + 6.25%		N/A(5)	01/2021	—	(1)	—	—
California Cryobank, LLC*	One stop	L + 5.50%	(c)	6.50%	08/2019	2,667	2,667	0.4	2,667
California Cryobank, LLC	One stop	L + 5.50%	(c)	6.50%	08/2019	403	403	0.1	403
California Cryobank, LLC	One stop	L + 5.50%		N/A(5)	08/2019	—	—	—	—
Certara L.P.*	One stop	L + 6.25%	(c)	7.25%	12/2018	3,718	3,714	0.6	3,718
Certara L.P.	One stop	L + 6.25%		N/A(5)	12/2018	—	—	—	—
CLP Healthcare Services, Inc.*	Senior loan	L + 5.25%	(c)	6.25%	12/2020	946	937	0.2	946
CPI Buyer, LLC*	Senior loan	L + 4.50%	(c)	5.50%	08/2021	3,193	3,157	0.5	3,177
DCA Investment Holding, LLC*#	One stop	L + 5.25%	(c)	6.25%	07/2021	14,750	14,594	2.4	14,750
DCA Investment Holding, LLC*#	One stop	L + 5.25%	(c)	6.25%	07/2021	13,764	13,572	2.2	13,764
DCA Investment Holding, LLC	One stop	P + 4.25%	(e)	7.75%	07/2021	1,442	1,426	0.2	1,442
Deca Dental Management LLC	One stop	L + 6.25%	(c)	7.25%	07/2020	7,596	7,509	1.2	7,596
Deca Dental Management LLC	One stop	L + 6.25%	(c)	7.25%	07/2020	924	908	0.1	924
Deca Dental Management LLC	One stop	L + 6.25%	(a)	7.25%	07/2020	50	49	—	50
Dental Holdings Corporation*	One stop	L + 5.50%	(c)	6.50%	02/2020	3,386	3,357	0.5	3,386
Dental Holdings Corporation	One stop	L + 5.50%	(c)	6.50%	02/2020	515	509	0.1	515
Dental Holdings Corporation	One stop	P + 4.25%	(e)	7.75%	02/2020	95	91	—	95
eSolutions, Inc.*#	One stop	L + 6.50%	(a)	7.50%	03/2022	11,928	11,792	1.9	11,928
eSolutions, Inc.(4)	One stop	L + 6.50%		N/A(5)	03/2022	—	(1)	—	—
Katena Holdings, Inc.*	One stop	L + 6.25%	(c)	7.25%	06/2021	4,567	4,529	0.7	4,567
Katena Holdings, Inc.	One stop	P + 5.25%	(e)	8.75%	06/2021	446	442	0.1	446
Katena Holdings, Inc.	One stop	P + 5.25%	(e)	8.75%	06/2021	13	12	—	13
Lombart Brothers, Inc.#	One stop	L + 6.75%	(c)	7.75%	04/2022	3,263	3,207	0.5	3,263
Lombart Brothers, Inc.	One stop	L + 6.75%	(a)	7.75%	04/2022	8	7	—	8
Maverick Healthcare Group, LLC#	Senior loan	L + 7.50%	(c)	7.25% cash/2.00% PIK	04/2017	631	628	0.1	631
Oliver Street Dermatology Holdings, LLC*#	One stop	L + 6.50%	(c)	7.50%	05/2022	8,030	7,886	1.3	8,030
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	7.50%	05/2022	58	57	0.1	58

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value (12)
Healthcare, Education and Childcare - (continued)
Oliver Street Dermatology Holdings, LLC(4)	One stop	L + 6.50%		N/A(5)	05/2022	$—	$(3)	—%	$—
Pinnacle Treatment Centers, Inc.#	One stop	L + 6.25%	(c)	7.25%	08/2021	9,846	9,679	1.6	9,748
Pinnacle Treatment Centers, Inc.	One stop	P + 5.00%	(e)	8.50%	08/2021	5	3	—	4
Pinnacle Treatment Centers, Inc.(4)	One stop	L + 6.25%		N/A(5)	08/2021	—	(3)	—	(1)
PPT Management, LLC*	One stop	L + 5.00%	(c)	6.00%	04/2020	2,036	2,018	0.3	2,036
PPT Management, LLC	One stop	L + 5.00%	(c)	6.00%	04/2020	137	136	—	137
PPT Management, LLC(4)	One stop	L + 5.00%		N/A(5)	04/2020	—	(1)	—	—
Premise Health Holding Corp.*	One stop	L + 4.50%	(c)	5.50%	06/2020	2,007	2,007	0.3	2,007
Premise Health Holding Corp.	One stop	L + 4.50%		N/A(5)	06/2020	—	—	—	—
Pyramid Healthcare, Inc.*	One stop	L + 5.75%	(c)	6.75%	08/2019	358	354	0.1	358
Radiology Partners, Inc.#	One stop	L + 5.50%	(c)	6.50%	09/2020	4,443	4,400	0.7	4,399
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	(c)	6.00%	12/2017	1,178	1,175	0.2	1,178
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	(e)	7.50%	12/2017	14	13	—	14
RXH Buyer Corporation#	One stop	L + 5.75%	(c)	6.75%	09/2021	11,248	11,063	1.8	10,798
RXH Buyer Corporation	One stop	L + 5.75%	(c)	6.75%	09/2021	1,273	1,262	0.2	1,222
RXH Buyer Corporation	One stop	P + 4.75%	(e)	8.25%	09/2021	35	32	—	27
RXH Buyer Corporation(4)	One stop	L + 5.75%		N/A(5)	09/2021	—	(19)	—	(22)
Southern Anesthesia and Surgical*	One stop	L + 5.50%	(c)	6.50%	11/2017	239	239	—	239
Southern Anesthesia and Surgical#	One stop	L + 5.50%	(c)	6.50%	11/2017	117	117	—	117
Southern Anesthesia and Surgical	One stop	L + 5.50%		N/A(5)	11/2017	—	—	—	—
Spear Education, LLC*	One stop	L + 6.00%	(c)	7.00%	08/2019	3,570	3,553	0.6	3,570
Spear Education, LLC	One stop	L + 6.00%	(c)	7.00%	08/2019	183	182	—	183
Spear Education, LLC(4)	One stop	L + 6.00%		N/A(5)	08/2019	—	(1)	—	—
Summit Behavioral Holdings I, LLC*	One stop	L + 5.00%	(c)	6.00%	06/2021	4,179	4,129	0.7	4,179
Summit Behavioral Holdings I, LLC(4)	One stop	L + 5.00%		N/A(5)	06/2021	—	(1)	—	—
Summit Behavioral Holdings I, LLC(4)	One stop	L + 5.00%		N/A(5)	06/2021	—	(2)	—	—
Surgical Information Systems, LLC*	Senior loan	L + 3.00%	(c)(e)	4.50%	09/2018	176	176	—	176
U.S. Anesthesia Partners, Inc.*	One stop	L + 5.00%	(c)(e)	6.12%	12/2019	3,780	3,780	0.6	3,780
WIRB-Copernicus Group, Inc.#	Senior loan	L + 5.00%	(c)	6.00%	08/2022	9,482	9,389	1.5	9,387
WIRB-Copernicus Group, Inc.(4)	Senior loan	L + 5.00%		N/A(5)	08/2022	—	(1)		(1)
Young Innovations, Inc.*	Senior loan	L + 4.75%	(a)	5.75%	01/2019	19	19	—	20
						194,050	191,636	31.1	193,027
Home and Office Furnishings, Housewares, and Durable Consumer
Plano Molding Company, LLC#	One stop	L + 6.50%	(c)	7.50%	05/2021	8,655	8,589	1.3	7,963

Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC*	Senior loan	L + 4.50%	(a)	5.75%	10/2018	394	388	0.1	394
Insurance
Captive Resources Midco, LLC*#	One stop	L + 5.75%	(c)	6.75%	06/2020	8,128	8,051	1.3	8,128
Captive Resources Midco, LLC(4)	One stop	L + 5.75%		N/A(5)	06/2020	—	(3)	—	—
Captive Resources Midco, LLC(4)	One stop	L + 5.75%		N/A(5)	06/2020	—	(9)	—	—
Higginbotham Insurance Agency, Inc.*	Senior loan	L + 5.25%	(a)	6.25%	11/2021	1,119	1,109	0.2	1,120
Internet Pipeline, Inc.*#	One stop	L + 7.25%	(c)	8.25%	08/2022	10,461	10,310	1.7	10,461
Internet Pipeline, Inc.(4)	One stop	L + 7.25%		N/A(5)	08/2021	—	(1)	—	—
RSC Acquisition, Inc.*	Senior loan	L + 5.25%	(c)	6.25%	11/2022	542	537	0.1	542
						20,250	19,994	3.3	20,251

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value (12)
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.#	One stop	L + 9.25%	(c)	5.00% cash/5.50% PIK	11/2018	$430	$391	0.1%	$398
Competitor Group, Inc.	One stop	L + 9.25%	(c)	5.00% cash/5.50% PIK	11/2018	50	47	—	46
Competitor Group, Inc.	One stop	L + 9.25%	(c)	5.00% cash/5.50% PIK	11/2018	6	6	—	6
NFD Operating, LLC*	One stop	L + 7.00%	(c)	8.25%	06/2021	2,192	2,160	0.4	2,192
NFD Operating, LLC	One stop	L + 7.00%		N/A(5)	06/2021	—	—	—	—
NFD Operating, LLC(4)	One stop	L + 7.00%		N/A(5)	06/2021	—	(1)	—	—
Teaching Company, The*#	One stop	L + 6.25%	(c)	7.25%	08/2020	12,209	12,138	2.0	12,209
Teaching Company, The	One stop	L + 6.25%	(c)(e)	7.25%	08/2020	40	39	—	40
Titan Fitness, LLC*	One stop	L + 6.50%	(a)	7.75%	09/2019	1,974	1,974	0.3	1,974
Titan Fitness, LLC	One stop	L + 6.50%	(a)	7.75%	09/2019	261	261	—	261
Titan Fitness, LLC	One stop	L + 6.50%	(a)	7.75%	09/2019	87	82	—	87
Titan Fitness, LLC	One stop	P + 5.25%	(e)	8.75%	09/2019	63	63	—	63
						17,312	17,160	2.8	17,276
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.#	One stop	L + 9.00%	(a)	10.25%	10/2017	192	192	—	169
Benetech, Inc.	One stop	P + 7.75%	(e)	11.25%	10/2017	7	7	—	1
						199	199	—	170
Oil and Gas
Drilling Info, Inc.*	One stop	L + 6.46%	(c)	7.46%	06/2020	3,960	3,909	0.6	3,920
Drilling Info, Inc.	One stop	L + 6.55%	(c)	7.55%	06/2020	963	946	0.2	953
						4,923	4,855	0.8	4,873
Personal and Non-Durable Consumer Products
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	6.50%	11/2021	4,922	4,880	0.7	4,922
Georgica Pine Clothiers, LLC#	One stop	L + 5.50%	(c)	6.50%	11/2021	430	426	0.1	430
Georgica Pine Clothiers, LLC(4)	One stop	L + 5.50%		N/A(5)	11/2021	—	(1)	—	—
Massage Envy, LLC*	One stop	L + 7.25%	(c)	8.50%	09/2018	986	986	0.2	986
Massage Envy, LLC	One stop	L + 7.25%		N/A(5)	09/2018	—	—	—	—
Orthotics Holdings, Inc#	One stop	L + 5.00%	(c)	6.00%	02/2020	3,732	3,700	0.6	3,545
Orthotics Holdings, Inc#(7)	One stop	L + 5.00%	(c)	6.00%	02/2020	612	607	0.1	581
Orthotics Holdings, Inc	One stop	L + 5.00%	(c)	6.00%	02/2020	62	57	—	34
Orthotics Holdings, Inc(4)(7)	One stop	L + 5.00%		N/A(5)	02/2020	—	(1)	—	(3)
Orthotics Holdings, Inc(4)	One stop	L + 5.00%		N/A(5)	02/2020	—	(5)	—	(31)
Team Technologies Acquisition Company*	Senior loan	L + 5.00%	(c)(e)	6.25%	12/2017	283	283	—	280
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	(c)(e)	6.75%	12/2017	52	52	—	52
Team Technologies Acquisition Company	Senior loan	L + 5.00%		N/A(5)	12/2017	$—	$—	—	$—
						11,079	10,984	1.7	10,796
Personal, Food and Miscellaneous Services
Clarkson Eyecare LLC*#	One stop	L + 6.25%	(c)	7.25%	04/2021	17,365	17,120	2.8	17,191
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	7.25%	04/2021	8,486	8,342	1.4	8,392
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	7.25%	04/2021	2,986	2,958	0.5	2,956
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	7.25%	04/2021	2,543	2,520	0.4	2,517
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	7.25%	04/2021	670	670	0.1	663
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	7.25%	04/2021	494	483	0.1	489
Clarkson Eyecare LLC	One stop	P + 5.25%	(c)(e)	8.08%	04/2021	467	462	0.1	462
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	6.50%	10/2021	17	16	—	16
Ignite Restaurant Group, Inc.*	One stop	L + 7.00%	(b)	8.00%	02/2019	1,041	1,041	0.2	1,020
PetVet Care Centers LLC	Senior loan	L + 4.75%	(c)	5.75%	12/2020	2,418	2,397	0.4	2,418

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value (12)
Personal, Food and Miscellaneous Services - (continued)
PetVet Care Centers LLC	Senior loan	L + 4.75%	(c)	5.75%	12/2020	$1,818	$1,788	0.3%	$1,818
PetVet Care Centers LLC(4)	Senior loan	L + 4.75%		N/A(5)	12/2020	—	(14)	—	—
R.G. Barry Corporation#	Senior loan	L + 5.00%	(a)(e)	6.00%	09/2019	1,416	1,416	0.2	1,402
Vetcor Professional Practices LLC*#	One stop	L + 6.25%	(c)	7.25%	04/2021	27,554	27,053	4.5	27,554
Vetcor Professional Practices LLC #	One stop	L + 6.25%	(c)	7.25%	04/2021	634	628	0.1	634
Vetcor Professional Practices LLC	One stop	L + 6.25%	(c)	7.25%	04/2021	361	329	0.1	361
Vetcor Professional Practices LLC*	One stop	L + 6.25%	(c)	7.25%	04/2021	189	187	—	189
Vetcor Professional Practices LLC	One stop	L + 6.25%	(c)	7.25%	04/2021	155	153	—	155
Vetcor Professional Practices LLC(4)	One stop	L + 6.25%		N/A(5)	04/2021	—	(5)	—	—
Vetcor Professional Practices LLC(4)	One stop	L + 6.25%		N/A(5)	04/2021	—	(45)	—	—
Veterinary Specialists of North America, LLC#	One stop	L + 5.25%	(c)	6.25%	07/2021	3,170	3,130	0.5	3,138
Veterinary Specialists of North America, LLC	One stop	L + 5.25%	(c)	6.25%	07/2021	33	33	—	33
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.25%		N/A(5)	07/2021	—	(2)	—	(2)
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.25%		N/A(5)	07/2021	—	(9)	—	(7)
Wetzel's Pretzels, LLC*	One stop	L + 6.75%	(c)	7.75%	09/2021	6,563	6,450	1.1	6,497
Wetzel's Pretzels, LLC(4)	One stop	L + 6.75%		N/A(5)	09/2021	—	(1)	—	—
						78,380	77,100	12.8	77,896
Printing and Publishing
Brandmuscle, Inc.#	Senior loan	L + 5.00%	(c)	6.00%	12/2021	543	538	0.1	548
Market Track, LLC*#	One stop	L + 7.00%	(c)	8.00%	10/2019	19,620	19,403	3.2	19,620
Market Track, LLC#	One stop	L + 7.00%	(c)	8.00%	10/2019	4,983	4,965	0.8	4,983
Market Track, LLC#	One stop	L + 7.00%	(c)	8.00%	10/2019	2,262	2,232	0.4	2,262
Market Track, LLC	One stop	L + 7.00%	(c)	8.00%	10/2019	1,180	1,162	0.2	1,180
Market Track, LLC*	One stop	L + 7.00%	(c)	8.00%	10/2019	379	378	0.1	379
Market Track, LLC#	One stop	L + 7.00%	(c)	8.00%	10/2019	373	370	0.1	373
Market Track, LLC*	One stop	L + 7.00%	(c)	8.00%	10/2019	224	223	—	224
Marketo, Inc.	One stop	L + 9.50%	(c)	10.50%	08/2021	20,640	20,036	3.3	20,330
Marketo, Inc.(4)	One stop	L + 9.50%		N/A(5)	08/2021	—	(2)	—	(1)
						50,204	49,305	8.2	49,898
Retail Stores
Batteries Plus Holding Corporation*#	One stop	L + 6.75%	(a)	7.75%	07/2022	13,218	13,016	2.1	13,152
Batteries Plus Holding Corporation(4)	One stop	L + 6.75%		N/A(5)	07/2022	—	(2)	(0.1)	(1)
CVS Holdings I, LP*#	One stop	L + 6.25%	(c)	7.25%	08/2021	17,313	17,048	2.8	17,055
CVS Holdings I, LP#	One stop	L + 6.25%	(c)	7.25%	08/2021	250	245	—	246
CVS Holdings I, LP(4)	One stop	L + 6.25%		N/A(5)	08/2020	—	(3)	—	(3)
CVS Holdings I, LP(4)	One stop	L + 6.25%		N/A(5)	08/2021	—	(8)	—	(6)
Cycle Gear, Inc.*	One stop	L + 6.50%	(c)	7.50%	01/2020	7,648	7,561	1.2	7,648
Cycle Gear, Inc.(4)	One stop	L + 6.50%		N/A(5)	01/2020	—	(10)	—	—
Cycle Gear, Inc.(4)	One stop	L + 6.50%		N/A(5)	01/2020	—	(10)	—	—
DTLR, Inc.*#	One stop	L + 6.50%	(c)	7.50%	10/2020	9,778	9,700	1.6	9,778
Elite Sportswear, L.P.#	Senior loan	L + 5.00%	(c)	6.00%	03/2020	1,257	1,248	0.2	1,254
Elite Sportswear, L.P.#	Senior loan	L + 5.25%	(c)	6.25%	03/2020	647	641	0.1	650
Elite Sportswear, L.P.#	Senior loan	L + 5.25%	(c)	6.25%	03/2020	98	97	0.1	99
Elite Sportswear, L.P.	Senior loan	P + 3.75%	(e)	7.25%	03/2020	52	50	—	52
Express Oil Change, LLC	Senior loan	L + 5.00%	(c)(e)	6.01%	12/2017	78	77	—	78
Feeders Supply Company, LLC#	One stop	L + 5.75%	(a)	6.75%	04/2021	4,000	3,954	0.6	4,000
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	40	40	—	40
Feeders Supply Company, LLC(4)	One stop	L + 5.75%		N/A(5)	04/2021	—	(1)	—	—
Marshall Retail Group, LLC, The#	One stop	L + 6.00%	(c)	7.00%	08/2020	3,198	3,198	0.5	3,006

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value (12)
Retail Stores - (continued)
Marshall Retail Group, LLC, The	One stop	L + 6.00%	(b)(c)(e)	7.00%	08/2019	$107	$107	—%	$73
Mills Fleet Farm Group LLC*#	One stop	L + 5.50%	(a)	6.50%	02/2022	30,662	29,796	5.0	30,662
Pet Holdings ULC#(7)(8)	One stop	L + 5.50%	(c)	6.50%	07/2022	32,675	32,048	5.2	32,348
Pet Holdings ULC(7)(8)	One stop	P + 4.50%	(e)	8.00%	07/2022	38	35	—	36
Pet Holdings ULC(4)(7)(8)	One stop	L + 5.50%		N/A(5)	07/2022	—	(1)	—	(1)
Sneaker Villa, Inc.#	One stop	L + 7.75%	(c)	8.75%	12/2020	173	171	—	173
						121,232	118,997	19.3	120,339
Telecommunications
Hosting.com Inc.*	Senior loan	L + 4.50%	(c)	5.75%	12/2017	595	595	0.1	595
Hosting.com Inc.	Senior loan	L + 4.50%	(a)	5.75%	12/2017	67	67	—	67
Wilcon Operations LLC*	One stop	L + 6.00%	(c)	7.00%	10/2018	2,718	2,705	0.4	2,718
Wilcon Operations LLC	One stop	L + 6.00%	(c)	7.00%	10/2018	1,004	1,004	0.2	1,004
Wilcon Operations LLC*	One stop	L + 6.00%	(c)	7.00%	10/2018	414	410	0.1	414
Wilcon Operations LLC	One stop	L + 6.00%	(c)	7.00%	10/2018	161	158	—	161
Wilcon Operations LLC(4)	One stop	L + 6.00%		N/A(5)	10/2018	—	(24)	—	—
						4,959	4,915	0.8	4,959
Textile and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	(a)	6.00%	10/2022	1,770	1,730	0.3	1,770
SHO Holding I Corporation(4)	Senior loan	L + 4.00%		N/A(5)	10/2021	—	(1)	—	(2)
						1,770	1,729	0.3	1,768
Utilities
Arcos, LLC*	One stop	L + 6.50%	(c)	7.50%	02/2021	3,722	3,689	0.6	3,722
Arcos, LLC	One stop	L + 6.50%		N/A(5)	02/2021	—	—	—	—
PowerPlan Holdings, Inc.*	Senior loan	L + 4.75%	(a)	5.75%	02/2022	850	835	0.1	850
						4,572	4,524	0.7	4,572
Total non-controlled/non-affiliate company debt investments						$1,015,694	$1,001,054	163.3%	$1,007,683

Equity Investments (9)(10)
Automobile
Polk Acquisition Corp.	LP interest	N/A		N/A	N/A	—	$401	0.1%	$401

Beverage, Food and Tobacco
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	17	84	—	32
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	8	24	—	9
Purfoods, LLC	LLC interest	N/A		N/A	N/A	355	355	0.1	355
							463	0.1	396
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A		N/A	N/A	—	33	—	34
Flexan, LLC	Common stock	N/A		N/A	N/A	—	—	—	—
							33	—	34
Diversified Conglomerate Manufacturing
ICCN Acquisition Corp.	Preferred stock	N/A		N/A	N/A	—	259	—	96
ICCN Acquisition Corp.	Common stock	N/A		N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A		N/A	N/A	—	242	—	242
							501	—	338

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value (12)
Diversified Conglomerate Service
Actiance, Inc.	Warrant	N/A	N/A	N/A	$194	$46	—%	$48
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	30	152	—	272
Bomgar Corporation	Common stock	N/A	N/A	N/A	1	620	0.1	620
Bomgar Corporation	Common stock	N/A	N/A	N/A	415	6	—	6
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	165	—	153
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	80	—	—	69
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	399	0.1	399
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	99	4	—	4
Quickbase, Inc.	Common stock	N/A	N/A	N/A	615	615	0.1	642
Steelwedge Software, Inc.	Warrant	N/A	N/A	N/A	29,443	61	—	68
TA MHI Buyer, Inc.	Preferred stock	N/A	N/A	N/A	—	163	—	210
Workforce Software, LLC	LLC units	N/A	N/A	N/A	1,309	1,309	0.2	1,309
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	39	31	—	31
						3,571	0.5	3,831
Ecological
Pace Analytical Services, LLC	Common stock	N/A	N/A	N/A	3	274	—	274

Electronics
Diligent Corporation	Preferred stock	N/A	N/A	N/A	535	535	0.1	535
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	82	—	114
SEI, Inc.	LLC units	N/A	N/A	N/A	207	207	0.1	192
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	59	—	11
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	7	—	—
Syncsort Incorporated	Preferred stock	N/A	N/A	N/A	78	194	0.1	269
						1,084	0.3	1,121
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	529	0.1	608
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	596	0.1	596
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	6
BIORECLAMATIONIVT, LLC	LLC units	N/A	N/A	N/A	—	323	0.1	353
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	5,253	525	0.1	572
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	53	5	—	89
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	651	651	0.1	716
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	345	345	0.1	412
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	81	—	89
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	—	—	16
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	205	—	243
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	—	99	—	99
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	—	218	0.1	218
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	216	0.1	216
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	0.1	2
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	4	443	—	244
						4,244	0.9	4,479
Insurance
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	207	0.1	239
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	90	2	—	74
						209	0.1	313

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value (12)
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.#	Preferred stock	N/A	N/A	N/A	$—	$184	—%	$3
Competitor Group, Inc.#	Common stock	N/A	N/A	N/A	1	—	—	—
						184	—	3
Personal and Non Durable Consumer Products
Georgica Pine Clothiers, LLC	LLC units	N/A	N/A	N/A	9	92	—	100

Personal, Food and Miscellaneous Services
Clarkson Eyecare LLC	LLC units	N/A	N/A	N/A	—	63	—	139
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	1	98	—	124
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	498	341	0.1	348
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	55	55	0.1	405
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	56	—	56
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	149	—	149
						762	0.2	1,221
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	$207	0.1%	$235

Retail Stores
Batteries Plus Holding Corporation	LP interest	N/A	N/A	N/A	5	505	0.1	505
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	8	111	—	177
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	37	—	49
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	1	145	—	145
Pet Holdings ULC(7)(8)	LP interest	N/A	N/A	N/A	222	188	—	171
						986	0.1	1,047
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	—	135	—	156
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	68	1	—	122
						136	—	278

Total non-controlled/non-affiliate company equity investments						$13,147	2.4%	$14,071

Total non-controlled/non-affiliate company investments					$1,015,694	$1,014,201	165.7%	$1,021,754

Controlled affiliate company investments(11)
Debt Investments
Investment Funds and Vehicles
GCIC Senior Loan Fund LLC(7)	Subordinated debt	L + 8.00%	8.44%	12/2021	$34,917	$34,917	5.7%	$34,917

Total controlled affiliate company debt investments						$34,917	5.7%	$34,917

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value (12)
Equity Investments(9)
Investment Funds and Vehicles
GCIC Senior Loan Fund LLC(7)	LLC interest	N/A	N/A	N/A		$12,258	2.1%	$13,039

Total controlled affiliate company equity investments						$12,258	2.1%	$13,039

Total controlled affiliate company investments					$34,917	$47,175	7.8%	$47,956

Total investments					$1,050,611	$1,061,376	173.5%	$1,069,710

Cash, Restricted Cash and Cash Equivalents
Cash and Restricted Cash						$75,731	12.3%	$75,731
Total Cash, Restricted Cash and Cash Equivalents						$75,731	12.3%	$75,731

Total Investments and Cash, Restricted Cash and Cash Equivalents						$1,137,107	185.8%	$1,145,441

#	Denotes that all or a portion of the loan collateralized the Credit Facility (as defined in Note 7).
*	Denotes that all or a portion of the loan secures the notes offered in the GCIC 2016 Debt Securitization (as defined in Note 7).

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

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.53% as of September 30, 2016.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 0.65% as of September 30, 2016.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 0.85% as of September 30, 2016.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 1.24% as of September 30, 2016.
(e) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.50% as of September 30, 2016.

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

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

(11) As defined in the 1940 Act, the Company is deemed to be both an ‘‘Affiliated Person’’ of and ‘‘Control’’ this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments with controlled affiliates for the year ended September 30, 2016 were as follows:

Portfolio Company	Fair value at September 30, 2015	Purchases (cost)	Redemptions (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value at September 30, 2016	Net realized gain/(loss)	Interest and fee income	Dividend income
GCIC Senior Loan Fund LLC*	$—	$47,175	$—	$—	$781	$47,956	$—	$2,691	$332
Total Controlled Affiliates	$—	$47,175	$—	$—	$781	$47,956	$—	$2,691	$332
(f) Together with Aurora, the Company co-invests through GCIC SLF. GCIC SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to GCIC SLF must be approved by the GCIC SLF investment committee consisting of two representatives of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). Therefore, although the Company owns more than 25% of the voting securities of GCIC SLF, the Company does not believe that it has control over GCIC SLF for purposes of the 1940 Act or otherwise.

(12)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 1.    Organization

Golub Capital Investment Corporation (“GCIC” and collectively with its subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that was formed on September 22, 2014 and commenced operations on December 31, 2014, the effective date of the Company’s election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, GCIC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The accompanying consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Articles 6 and 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Any changes to the valuation methodology are reviewed by management and the Company’s board of directors (the “Board”) to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in Note 6.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the years ended September 30, 2017, 2016 and 2015, interest income included $5,895, $3,303 and $800, respectively, of accretion of discounts. For the years ended September 30, 2017, 2016 and 2015, the Company received loan origination fees of $9,495, $13,403 and $5,277, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2017, 2016 and 2015, the Company recorded PIK income of $1,846, $588 and $44, respectively, and received PIK payments in cash of $84, $3 and an amount less than $1, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the years ended September 30, 2017, 2016 and 2015, fee income included $1,031, $538 and $50 of prepayment premiums, respectively, which fees are non-recurring.

For the years ended September 30, 2017, 2016 and 2015, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, of $84,994, $51,827 and $16,514, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from LLC and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the years ended September 30, 2017, 2016 and 2015 the Company recorded dividend income of $4,108, $399 and $0, respectively, and return of capital distributions, excluding the Company's investment in LLC equity interests in GCIC SLF, of $486, $229 and $0, respectively, and return of capital distributions from the Company's investment in LLC equity interests in GCIC SLF of $8,803, $0 and $0, respectively.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $311 and $16 as of September 30, 2017 and September 30, 2016, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the years ended September 30, 2017, 2016 and 2015, no amount was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2017. The Company's tax returns for the 2014 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2017 and September 30, 2016, the Company had deferred debt issuance costs of $2,671 and $5,073, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the years ended September 30, 2017, 2016 and 2015 was $3,146, $2,290 and $520, respectively.

Recent accounting pronouncements:  In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a consensus of FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted. The Company has elected to adopt the ASU which did not have a material impact on the Company’s consolidated financial statements. Prior to adoption, the Company presented the change in restricted cash and cash equivalents separately as a cash flow from investing activity. Upon adoption, the Company included the restricted cash and cash equivalents in each of the balances of the cash, cash equivalents and restricted cash beginning of and end of periods and included the change in restricted cash and cash equivalents as part of the net change in cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows and retrospectively restated the years ended September 30, 2016 and 2015.

Note 3.    Stockholders’ Equity

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC is authorized to issue 1,000,000 shares of preferred stock at a par value of $0.001 per share and 100,000,000 shares of common stock at a par value of $0.001 per share. Since the commencement of operations on December 31, 2014, GCIC has entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including with affiliates of the Investment Adviser, providing for the private placement of GCIC’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase GCIC’s common stock, at a price per share equal to the most recent NAV per share as determined by the Board (subject to adjustment to the extent required by Section 23 of the 1940 Act), up to the amount of their respective capital subscriptions on an as-needed basis as determined by GCIC with a minimum of 10 calendar days prior notice.

As of September 30, 2017 and 2016, GCIC had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of September 30, 2017		As of September 30, 2016
	Subscriptions	Contributions	Subscriptions	Contributions
GCIC Stockholders	$1,301,643	$716,004	$942,904	$594,263
Total	$1,301,643	$716,004	$942,904	$594,263

As of September 30, 2017 and September 30, 2016, the ratio of total contributed capital to total capital subscriptions was 55.0% and 63.0%, respectively, and GCIC had uncalled capital commitments of $585,639 and $348,641, respectively. The Investment Adviser has determined not all remaining undrawn commitments to purchase GCIC’s common stock will be drawn prior to a public offering by GCIC or the occurrence of another liquidity event. Therefore, the Company expects to reach agreements from time to time with one or more of its investors to cancel all or a portion of their remaining undrawn commitments.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table summarizes the shares of GCIC common stock issued and outstanding for the years ended September 30, 2017, 2016 and 2015:

	Date	Shares Issued	NAV ($) per share	Proceeds
Shares outstanding, September 30, 2015		20,843,155.219	$15.00	$312,647
Issuance of shares	11/06/2015	1,329,458.533	15.00	19,942
Issuance of shares	12/14/2015	2,078,187.800	15.00	31,173
Issuance of shares	02/23/2016	2,488,930.923	15.00	37,334
Issuance of shares	05/16/2016	1,994,478.077	15.00	29,917
Issuance of shares	06/02/2016	1,994,478.077	15.00	29,917
Issuance of shares	06/21/2016	2,707,383.731	15.00	40,611
Issuance of shares	08/12/2016	5,008,697.983	15.00	75,130
Issuance of shares	09/22/2016	1,505,808.534	15.00	22,587
Shares issued for capital drawdowns		19,107,423.658	$15.00	$286,611
Issuance of shares (1)	11/20/2015	182,861.440	15.00	2,743
Issuance of shares (1)	12/30/2015	168,295.009	15.00	2,524
Issuance of shares (1)	02/26/2016	170,848.215	15.00	2,563
Issuance of shares (1)	05/20/2016	164,469.664	15.00	2,467
Issuance of shares (1)	07/28/2016	338,670.977	15.00	5,080
Issuance of shares (1)	09/26/2016	111,454.068	15.00	1,672
Shares issued through DRIP		1,136,599.373	$15.00	$17,049
Shares outstanding, September 30, 2016		41,087,178.250	$15.00	$616,307
Issuance of shares	04/03/2017	2,187,285.533	$15.00	$32,809
Issuance of shares	05/01/2017	2,223,285.533	15.00	33,349
Issuance of shares	07/31/2017	2,223,285.533	15.00	33,350
Issuance of shares	09/29/2017	1,482,190.312	15.00	22,233
Shares issued for capital drawdowns		8,116,046.911	$15.00	$121,741
Issuance of shares (1)	11/21/2016	355,195.794	15.00	5,329
Issuance of shares (1)	12/30/2016	327,120.972	15.00	4,907
Issuance of shares (1)	02/27/2017	335,502.470	15.00	5,032
Issuance of shares (1)	05/19/2017	313,775.384	15.00	4,707
Issuance of shares (1)	07/28/2017	498,407.238	15.00	7,475
Issuance of shares (1)	09/25/2017	181,456.477	15.00	2,722
Shares issued through DRIP		2,011,458.335	$15.00	$30,172
Shares outstanding, September 30, 2017		51,214,683.496	$15.00	$768,220

(1)	Shares issued through the DRIP.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
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

The base management fee is calculated at an annual rate equal to the lesser of (a) 1.50% or (b) the base management fee of Golub Capital BDC, Inc. (currently 1.375%) in either case on the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents and restricted cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GCIC, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. For periods prior to the earlier of (1) the date of the pricing of an initial public offering or listing on a national securities exchange of the securities of GCIC or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement and as described above. For the years ended September 30, 2017, 2016 and 2015, the base management fee irrevocably waived by the Investment Adviser was $4,547, $2,780 and $1,042, respectively.

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

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Income Incentive Fee, it is possible that an Incentive Fee may be calculated under this formula with respect to a period in which the Company has

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee will result in a positive value and an Income Incentive Fee will be paid even if the Company has incurred a loss in such period due to realized and/or unrealized capital losses unless the payment of such Income Incentive Fee would be subject to the Incentive Fee Cap defined below.

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

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For the years ended September 30, 2017, 2016 and 2015, the Income Incentive Fee incurred was $10,010, $5,091 and $1,239, respectively.

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

For the years ended September 30, 2017, 2016 and 2015, the Income Incentive Fee irrevocably waived by the Investment Adviser was $1,119, $179 and $0, respectively.

The second part of the Incentive Fee, the Capital Gain Incentive Fee, equals (a) 20.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ending December 31, 2015, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s “Capital Gain Incentive Fee Base” equals (1) the sum of (i) realized capital gains, if any, on a cumulative positive basis from December 31, 2014, the date the Company elected to become a BDC, through the end of each calendar year, (ii) all realized capital losses on a cumulative basis and (iii) all unrealized capital depreciation on a cumulative basis less (2) all unamortized deferred financing costs, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.

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

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable for the years ended September 30, 2017, 2016 and 2015. However, in accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15.0% prior to a Liquidity Event (20.0% following a Liquidity Event) of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through September 30, 2017, the Company has not made any Capital Gain Incentive Fee payments. For the years ended September 30, 2017, 2016 and 2015, the Company accrued a capital gain incentive fee under GAAP of $1,047, $624 and $0, respectively, which are included in incentive fee in the Consolidated Statements of Operations. As of September 30, 2017 and 2016, included in management and incentive fees payable on the Consolidated Statements of Financial Condition were $1,671 and $624, respectively, for accruals for capital gain incentive fees under GAAP.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. The Company will deposit one-third of each Incentive Fee payment into an escrow account (the “Escrow Account”) administered by The Bank of New York Mellon (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to December 31, 2020, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of its stockholders. For the years ended September 30, 2017, 2016 and 2015, the Company deposited $2,752, $1,222 and $204, respectively, into the Escrow Account.

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

Included in accounts payable and accrued expenses is $449 and $280 as of September 30, 2017 and 2016, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Company has agreed to reimburse the Investment Adviser for the organization and offering costs incurred on its behalf up to an aggregate amount of $700. Organization and offering costs include, among other things, the cost of incorporating the Company, including legal, accounting, regulatory filing and other fees pertaining to the Company’s organization, as well as expenses for the registration and offering of shares of GCIC common stock that were paid by the Investment Adviser on behalf of the Company. As of September 30, 2017 and 2016, the organization and offering costs incurred by the Company totaled $700 and $534, respectively.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Administrator during the years ended September 30, 2017, 2016 and 2015 were $1,212, $648 and $171, respectively.

As of September 30, 2017 and September 30, 2016, included in accounts payable and accrued expenses were $461 and $262, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

During the years ended September 30, 2017 and 2016, the Company sold $77,030 and $177,621, respectively, of investments and unfunded commitments to GCIC SLF at fair value and recognized $858 and $963, respectively, of net realized gains. The Company did not sell any investments or unfunded commitments to GCIC SLF for the year ended September 30, 2015.

On December 30, 2014, the Investment Adviser transferred 666.670 shares of the Company’s common stock acquired in connection with the Company’s formation to GCOP LLC, an affiliate of the Investment Adviser, for $10. In addition, on December 31, 2014, GCOP LLC entered into a $15,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. As of September 30, 2017, the Company has issued 1,004,905.973 shares of its common stock, including through the DRIP, to GCOP LLC in exchange for aggregate capital contributions totaling $15,074.

On December 31, 2014, GEMS Fund, L.P. ("GEMS") entered into a $40,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. In connection with the Company’s acquisition of GCIC Holdings and GCIC Funding from GEMS on December 31, 2014, the Company issued 2,666,666.667 shares of its common stock and entered into an $11,820 short-term unsecured promissory note with GEMS (“GEMS Note”) that matured and was paid-off on March 2, 2015. As of September 30, 2017, the Company has issued 3,296,197.328 shares of its common stock, including through the DRIP, to GEMS in exchange for aggregate capital contributions totaling $49,443.

On February 3, 2015, the Company entered into an unsecured revolving credit facility with the Investment Adviser (the “Revolver”) with a maximum credit limit of $40,000 and expiration date of February 3, 2018. Refer to Note 7 for discussion of the Revolver.

On June 1, 2015, GEMS Fund 4, L.P, a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a subscription agreement, which was subsequently increased to $33,677, to purchase shares of the Company’s common stock in a private placement. As of September 30, 2017, the Company has issued 1,327,601.465 shares of its common stock to GEMS Fund 4, L.P in exchange for aggregate capital contributions totaling $19,914.

For the years ended September 30, 2017 and 2016, GCIC SLF incurred an administrative service fee of $218 and $162, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between GCIC SLF and the Administrator. GCIC SLF did not incur an administrative service fee for the year ended September 30, 2015 as GCIC SLF commenced operations in October 2015.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5.    Investments

Investments as of September 30, 2017 and 2016 consisted of the following:

	As of September 30, 2017			As of September 30, 2016
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$167,646	$165,642	$165,620	$113,576	$112,122	$112,994
One stop	1,169,007	1,152,979	1,161,275	902,078	888,892	894,649
Subordinated debt	55	55	55	40	40	40
Subordinated notes in GCIC SLF(1)(2)	—	—	—	34,917	34,917	34,917
LLC equity interests in GCIC SLF(2)	N/A	49,800	50,104	N/A	12,258	13,039
Equity	N/A	17,733	20,647	N/A	13,147	14,071
Total	$1,336,708	$1,386,209	$1,397,701	$1,050,611	$1,061,376	$1,069,710

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

	As of September 30, 2017		As of September 30, 2016
Amortized Cost:
United States
Mid-Atlantic	$248,290	17.9%	$248,384	23.4%
Midwest	358,990	25.9	275,157	25.9
West	181,740	13.1	104,238	9.8
Southeast	286,057	20.6	234,214	22.1
Southwest	122,242	8.8	73,563	6.9
Northeast	156,817	11.3	93,550	8.8
Canada	32,073	2.4	32,270	3.1
Total	$1,386,209	100.0%	$1,061,376	100.0%

Fair Value:
United States
Mid-Atlantic	$251,278	18.0%	$250,798	23.4%
Midwest	358,219	25.6	276,075	25.8
West	184,438	13.2	104,527	9.8
Southeast	288,780	20.7	237,168	22.2
Southwest	122,670	8.8	73,691	6.9
Northeast	159,684	11.4	94,897	8.9
Canada	32,632	2.3	32,554	3.0
Total	$1,397,701	100.0%	$1,069,710	100.0%

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2017 and 2016 were as follows:

	As of September 30, 2017				As of September 30, 2016
Amortized Cost:
Aerospace and Defense	$22,539	1.6%			$12,966	1.2%
Automobile	58,138	4.2			51,568	4.9
Beverage, Food and Tobacco	69,045	5.0			36,875	3.5
Broadcasting and Entertainment	688	0.0	*		1,602	0.2
Buildings and Real Estate	49,135	3.6			8,452	0.8
Cargo Transport	—	—			1,752	0.2
Chemicals, Plastics and Rubber	1,075	0.1			33	0.0	*
Containers, Packaging and Glass	—	—			1,123	0.1
Diversified/Conglomerate Manufacturing	44,499	3.2			33,648	3.2
Diversified/Conglomerate Service	285,360	20.6			211,560	19.9
Ecological	18,304	1.3			15,371	1.4
Electronics	123,756	8.9			121,754	11.5
Grocery	123	0.0	*		302	0.0	*
Healthcare, Education and Childcare	270,217	19.5			195,880	18.5
Home and Office Furnishings, Housewares, and Durable Consumer	10,187	0.7			8,589	0.8
Hotels, Motels, Inns, and Gaming	11,138	0.8			388	0.0	*
Insurance	32,050	2.3			20,203	1.9
Investment Funds and Vehicles	49,800	3.6			47,175	4.4
Leisure, Amusement, Motion Pictures, Entertainment	52,209	3.8			17,344	1.6
Mining, Steel, Iron and Non-Precious Metals	208	0.0	*		199	0.0	*
Oil and Gas	16,948	1.2			4,855	0.5
Personal and Non Durable Consumer Products (Mfg. Only)	29,474	2.1			11,076	1.0
Personal, Food and Miscellaneous Services	98,161	7.1			77,862	7.3
Printing and Publishing	20,899	1.5			49,512	4.7
Retail Stores	106,377	7.7			119,983	11.3
Telecommunications	7,189	0.5			4,915	0.5
Textiles and Leather	1,898	0.2			1,729	0.2
Utilities	6,792	0.5			4,660	0.4
Total	$1,386,209	100.0%		%	$1,061,376	100.0%

* Represents an amount less than 0.1%

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2017			As of September 30, 2016
Fair Value:
Aerospace and Defense	$22,970	1.7%		$12,668	1.2%
Automobile	58,724	4.2		52,255	4.9
Beverage, Food and Tobacco	69,322	5.0		36,554	3.4
Broadcasting and Entertainment	694	0.1		1,643	0.2
Buildings and Real Estate	49,333	3.5		8,430	0.8
Cargo Transport	—	—		1,767	0.2
Chemicals, Plastics and Rubber	1,099	0.1		34	0.0	*
Containers, Packaging and Glass	—	—		1,124	0.1
Diversified/Conglomerate Manufacturing	43,639	3.1		32,805	3.1
Diversified/Conglomerate Service	289,884	20.7		213,978	20.0
Ecological	18,700	1.3		15,490	1.4
Electronics	125,426	9.0		122,838	11.5
Grocery	124	0.0	*	310	0.0	*
Healthcare, Education and Childcare	271,283	19.4		197,506	18.5
Home and Office Furnishings, Housewares, and Durable Consumer	9,293	0.7		7,963	0.7
Hotels, Motels, Inns, and Gaming	11,345	0.8		394	0.0	*
Insurance	32,706	2.4		20,564	1.9
Investment Funds and Vehicles	50,104	3.6		47,956	4.5
Leisure, Amusement, Motion Pictures and Entertainment	52,466	3.8		17,279	1.6
Mining, Steel, Iron and Non-Precious Metals	160	0.0	*	170	0.0	*
Oil and Gas	16,919	1.2		4,873	0.5
Personal and Non-Durable Consumer Products (Mfg. Only)	29,624	2.1		10,896	1.0
Personal, Food and Miscellaneous Services	98,359	7.0		79,117	7.4
Printing and Publishing	21,385	1.5		50,133	4.7
Retail Stores	107,958	7.7		121,386	11.3
Telecommunications	7,278	0.5		4,959	0.5
Textiles and Leather	1,932	0.1		1,768	0.2
Utilities	6,974	0.5		4,850	0.4
Total	$1,397,701	100.0%		$1,069,710	100.0%
* Represents an amount less than 0.1%.
GCIC Senior Loan Fund LLC:

The Company co-invests with Aurora National Life Assurance Company, a wholly-owned subsidiary of RGA Reinsurance Company (“Aurora”), in senior secured loans through GCIC SLF, an unconsolidated Delaware LLC. GCIC SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of GCIC SLF must be approved by the GCIC SLF investment committee consisting of two representatives of each of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). GCIC SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by GCIC SLF are measured at fair value by GCIC SLF using the same valuation methodologies as described in Note 6.

As of September 30, 2017, GCIC SLF was capitalized from LLC equity interest subscriptions from its members. On December 14, 2016, the GCIC SLF investment committee approved the recapitalization of the commitments of GCIC SLF's members. On December 30, 2016, GCIC SLF’s members entered into additional LLC equity interest subscriptions totaling $100,000, GCIC SLF issued capital calls to the Company and Aurora totaling $39,905 and the subordinated notes previously issued by GCIC SLF were redeemed and terminated. As of September 30, 2017 and September 30, 2016, the Company and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests of GCIC SLF. GCIC SLF’s profits and losses are allocated to the Company and Aurora in accordance with their respective ownership interests. As of September 30, 2016, the Company and Aurora owned 87.5% and 12.5%, respectively, of the outstanding subordinated notes issued by GCIC SLF.

Additionally, GCIC SLF has entered into a senior secured revolving credit facility (as amended, the “GCIC SLF Credit Facility”) with Wells Fargo Bank, N.A. through its wholly-owned subsidiary GCIC Senior Loan Fund II LLC

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

(“GCIC SLF II”), which as of September 30, 2017 allowed GCIC SLF II to borrow up to $150,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

As of September 30, 2017 and 2016, GCIC SLF had the following commitments from its members (in the aggregate):

	As of September 30, 2017		As of September 30, 2016
	Committed	Funded(1)	Committed	Funded(1)
Subordinated note commitments (2)(3)	$—	$—	$100,000	$39,905
LLC equity commitments (3)	125,000	56,914	25,000	14,009
Total	$125,000	$56,914	$125,000	$53,914

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

(2)	The subordinated note commitments were terminated as of December 30, 2016.

(3)	Commitments presented are for the Company and Aurora.
As of September 30, 2017 and 2016, GCIC SLF had total assets at fair value of $164,551 and $149,467, respectively. As of September 30, 2017 and 2016, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of September 30, 2017 and 2016, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $10,020 and $10,725, respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of September 30, 2017 and 2016:

	As of September 30,
	2017	2016
Senior secured loans (1)	$162,815	$146,481
Weighted average current interest rate on senior secured loans (2)	6.4%	6.0%
Number of borrowers in GCIC SLF	40	41
Largest portfolio company investments (1)	$8,928	$8,346
Total of five largest portfolio company investments (1)	$39,540	$39,053

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of September 30, 2017
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.1%	$1,351	$1,358
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8	599	599
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.0	2,816	2,816
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.8	5,285	5,285
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.1	4,172	4,167
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	2,049	2,008
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	1,033	1,012
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	2,095	2,095
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	1,053	1,053
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	41	41
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	5.3	4,875	4,890
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	3,093	3,100
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.3	1,244	1,239
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	640	641
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	218	218
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	97	97
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.5	93	93
Elite Sportswear, L.P. (4)	Retail Stores	Senior loan	03/2020	N/A (5)	—	(2)
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.8	2,108	2,108
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	2,690	2,690
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	752	752
Flexan, LLC (3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.8	21	21
Gamma Technologies, LLC (3)	Electronics	Senior loan	06/2021	6.0	4,411	4,411
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	1,976	1,976
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.9	5,002	5,002
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.3	1,973	1,973
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	87	87
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	55	55
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,939	1,939
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,337	1,337
Mills Fleet Farm Group LLC (3)	Retail Stores	Senior loan	02/2022	6.7	6,000	6,000
Park Place Technologies LLC (3)	Electronics	Senior loan	06/2022	6.3	5,996	5,936
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.2	5,013	5,013
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	6.2	8,297	8,131
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.7	83	81
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	53	52
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	6.5	7,126	7,126
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.8	5,925	5,925
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7	2,346	2,346
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.9	144	144
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	7,095	7,095
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	542	542
Radiology Partners, Inc.	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	460	460
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.6	3,323	3,323

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of September 30, 2017 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.1%	$15	$15
Rubio's Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	11/2018	6.1	1,676	1,676
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.6	1,501	1,501
Saldon Holdings, Inc. (3)	Diversified/Conglomerate Service	Senior loan	09/2022	5.8	2,028	2,003
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.0	3,301	3,301
SEI, Inc. (3)	Electronics	Senior loan	07/2021	6.0	5,217	5,217
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.0	6,443	6,443
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	6.1	7,848	7,844
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.2	1,079	1,083
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	5,291	4,603
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	418	364
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	417	363
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	416	362
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	415	361
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (5)	—	(90)
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.3	705	705
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.6	1,097	1,097
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	859	859
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	165	165
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	61	61
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.6	3,892	3,892
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.8	22	21
Vendor Credentialing Service LLC (3)	Diversified/Conglomerate Service	Senior loan	11/2021	7.2	5,985	5,985
WHCG Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	03/2023	6.1	2,202	2,202
WIRB-Copernicus Group, Inc.	Healthcare, Education and Childcare	Senior loan	08/2022	6.3	5,421	5,421
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	751	751
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	23	23
					$162,815	$161,522

(1)	Represents the weighted average annual current interest rate as of September 30, 2017. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded as of September 30, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
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

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
SEI, Inc.	Electronics	Senior loan	07/2021	5.8%	$5,270	$5,270
Self Esteem Brands, LLC	Leisure, Amusement, Motion Pictures and Entertainment	Senior loan	02/2020	5.0	5,106	5,106
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	5.9	7,928	7,890
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	455	445
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	456	447
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	457	448
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	458	449
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	5,800	5,685
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (5)	—	(14)
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0	712	712
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	1,104	1,100
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.5	9	8
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.3	2,763	2,763
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0	100	100
Worldwide Express Operations, LLC (3)	Cargo Transport	Senior loan	07/2019	6.0	5,963	5,963
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2018	6.8	10	10
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	354	356
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8	4,732	4,732
					$146,481	$146,123

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at September 30, 2016. As such, no interest is being earned on this investment.
As of September 30, 2017 and 2016, the Company has committed to fund $109,375 and $21,875 of LLC equity interest subscriptions to GCIC SLF, respectively. As of September 30, 2017 and 2016, $49,800 and $12,258, respectively, of the Company's LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the years ended September 30, 2017 and 2016, the Company received $3,950 and $332, respectively, in dividend income from the GCIC SLF LLC equity interests.

As of September 30, 2016, the Company had committed to fund $87,500 of subordinated notes to GCIC SLF. On December 30, 2016, GCIC SLF issued a capital call in an aggregate amount of $39,905 the proceeds of which were used to redeem in full the outstanding balance on the subordinated notes previously issued by GCIC SLF and terminate all remaining subordinated note commitments.

As of September 30, 2016, the amortized cost and fair value of the GCIC SLF subordinated notes held by the Company was $34,917 and $34,917, respectively. As of September 30, 2016, the subordinated notes paid a weighted average interest rate of three-month LIBOR plus 8.0%. For the years ended September 30, 2017 and 2016, the Company earned interest income on the subordinated notes of $732 and $2,691, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

See below for certain summarized financial information for GCIC SLF as of September 30, 2017 and 2016 and for the years ended September 30, 2017 and 2016:

	As of September 30,
	2017	2016
Selected Balance Sheet Information:
Investments, at fair value	$161,522	$146,123
Cash and other assets	3,029	3,344
Total assets	$164,551	$149,467
Senior credit facility	$108,150	$95,500
Unamortized debt issuance costs	(1,199)	(1,122)
Other liabilities	338	282
Total liabilities	107,289	94,660
Subordinated notes and members’ equity	57,262	54,807
Total liabilities and members' equity	$164,551	$149,467

	Years ended September 30,
	2017	2016
Selected Statement of Operations Information:
Interest income	$9,905	$6,764
Fee income	—	50
Total investment income	9,905	6,814
Interest expense	4,580	5,555
Administrative service fee	218	162
Other expenses	97	84
Total expenses	4,895	5,801
Net investment income (loss)	5,010	1,013
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	(1,042)	260
Net increase (decrease) in members' equity	$3,968	$1,273

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6.    Fair Value Measurements

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2017, 2016 and 2015. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2017 and September 30, 2016, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

When determining fair value of Level 3 debt and equity investments, the Company may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA may include pro-forma adjustments for items such as acquisitions, divestitures or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.

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
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2017 and 2016:

As of September 30, 2017:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$1,326,950	$1,326,950
Equity investments(1)	—	—	20,647	20,647
Money market funds(1)(2)	3,644	—	—	3,644
Investment measured at NAV(3)(4)	—	—	—	50,104
Total assets:	$3,644	$—	$1,347,597	$1,401,345

As of September 30, 2016:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$1,042,600	$1,042,600
Equity investments(1)	—	—	14,071	14,071
Investment measured at NAV(3)(4)	—	—	—	13,039
Total assets:	$—	$—	$1,056,671	$1,069,710

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

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
The net change in unrealized appreciation (depreciation) for the years ended September 30, 2017, 2016 and 2015 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of September 30, 2017, 2016 and 2015 was $5,224, $6,649 and $2,479, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the years ended September 30, 2017 and 2016:

	For the year ended September 30, 2017
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,042,600	$14,071	$1,056,671
Net change in unrealized appreciation (depreciation) on investments	1,646	1,989	3,635
Realized gain (loss) on investments	812	607	1,419
Funding of (proceeds from) revolving loans, net	57	—	57
Fundings of investments	575,755	5,665	581,420
PIK interest	1,468	—	1,468
Proceeds from principal payments and sales of portfolio investments	(266,366)	(1,685)	(268,051)
Non-cash proceeds from principal payments on subordinated note investments in GCIC SLF	(34,917)	—	(34,917)
Accretion of discounts and amortization of premiums	5,895	—	5,895
Fair value, end of period	$1,326,950	$20,647	$1,347,597

	For the year ended September 30, 2016
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$546,757	$5,121	$551,878
Net change in unrealized appreciation (depreciation) on investments	4,264	810	5,074
Realized gain (loss) on investments	856	—	856
Funding of (proceeds from) revolving loans, net	2,803	—	2,803
Fundings of investments	782,453	8,662	791,115
PIK interest	492	—	492
Proceeds from principal payments and sales of portfolio investments	(298,328)	(522)	(298,850)
Accretion of discounts and amortization of premiums	3,303	—	3,303
Fair value, end of period	$1,042,600	$14,071	$1,056,671

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2017 and 2016:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)	$157,645	Market rate approach	Market interest rate	5.3% - 12.8% (7.0%)
		Market comparable companies	EBITDA multiples	5.0x - 17.5x (11.9x)
	7,975	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(2)	$1,160,964	Market rate approach	Market interest rate	2.3% - 39.5% (8.0%)
		Market comparable companies	EBITDA multiples (3)	4.0x - 35.0x (13.3x)
			Revenue multiples (3)	2.0x - 7.5x (5.1x)
Subordinated debt(1)	$55	Market rate approach	Market interest rate	19.5%
		Market comparable companies	EBITDA multiples	11.0x
Equity (4)	$20,647	Market comparable companies	EBITDA multiples(5)	4.0x - 28.7x (13.6x)
			Revenue multiples(5)	3.5x - 5.8x (4.2x)

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2017 was determined using the market rate approach.

(2)	Excludes $311 of non-accrual loans at fair value, which the Company valued on a liquidation basis.

(3)	The Company valued $1,093,222 and $67,742 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(4)	Excludes $50,104 of LLC equity interests in GCIC SLF at fair value, which the Company valued using the NAV.

(5)	The Company valued $18,505 and $2,142 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
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
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt as of September 30, 2017 and 2016. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of September 30, 2017		As of September 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$670,200	$670,200	$520,600	$520,371

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2017, the Company’s asset coverage for borrowed amounts was 214.3%.

Debt Securitization: On August 16, 2016, the Company completed a $410,086 term debt securitization (the “GCIC 2016 Debt Securitization”). The notes (“GCIC 2016 Notes”) offered in the GCIC 2016 Debt Securitization were issued by the GCIC 2016 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the GCIC 2016 Issuer. The GCIC 2016 Debt Securitization consists of $220,000 of Aaa/AAA Class A GCIC 2016 Notes and $32,500 of Aa1 Class B GCIC 2016 Notes. In partial consideration for the loans transferred to the GCIC 2016 Issuer as part of the GCIC 2016 Debt Securitization, the Company received $42,300 of Class C GCIC 2016 Notes, $28,600 of Class D GCIC 2016 Notes and $86,686 of LLC equity interests in the GCIC 2016 Issuer. The Company retained all of the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests totaling $42,300, $28,600 and $86,686, respectively. The Class A and Class B GCIC 2016 Notes are included in the September 30, 2017 and 2016 consolidated statements of financial condition as debt of the Company. As of September 30, 2017 and 2016, the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests were eliminated in consolidation.

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

As of September 30, 2017 and 2016, there were 99 and 100 portfolio companies with a total fair value of $389,204 and $346,494, respectively, securing the GCIC 2016 Notes. The pool of loans in the GCIC 2016 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GCIC 2016 Debt Securitization is based on three-month LIBOR, which as of September 30, 2017 was 1.3%. For the years ended September 30, 2017, 2016 and 2015, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the GCIC 2016 Debt Securitization were as follows:

	For the years ended September 30,
	2017	2016	2015
Stated interest expense	$8,465	$977	N/A
Amortization of debt issuance costs	762	95	N/A
Total interest and other debt financing expenses	$9,227	$1,072	N/A
Cash paid for interest expense	$8,089	$—	N/A
Average stated interest rate	3.4%	3.1%	N/A
Average outstanding balance	$252,500	$31,735	N/A

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2017, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A and B GCIC 2016 Notes were as follows:

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

Revolving Credit Facility: On December 31, 2014, as part of the Company’s acquisition of GCIC Funding as part of its formation transactions, the Company and GCIC Funding entered into an amendment to the senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent and lender, which as of September 30, 2017 allowed GCIC Funding to borrow up to $420,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Through a series of amendments during the year ended September 30, 2017, most recently on August 30, 2017, the Company and GCIC Funding amended the Credit Facility to, among other things, extend the expiration of the reinvestment period to August 29, 2018, during which period GCIC Funding, subject to certain conditions, may make borrowings under the facility and extend the stated maturity date from to August 30, 2022.

The Credit Facility bears interest at one-month LIBOR plus 2.25% per annum. In addition to the stated interest expense on the Credit Facility, the Company is required to pay a non-usage fee rate between 0.50% and 2.00% per annum depending on the size of the unused portion of the Credit Facility.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2017 and 2016, the Company had outstanding debt under the Credit Facility of $342,700 and $193,100, respectively. For the years ended September 30, 2017 and 2016, the Company had borrowings on the Credit Facility of $478,550 and $599,500, respectively, and repayments on the Credit Facility of $328,950 and $656,100, respectively.

For the years ended September 30, 2017, 2016 and 2015, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the years ended September 30,
	2017	2016	2015
Stated interest expense	$8,343	$7,541	$2,914
Facility fees	839	521	249
Amortization of debt issuance costs	2,088	2,103	520
Total interest and other debt financing expenses	$11,270	$10,165	$3,683
Cash paid for interest expense and facility fees	$8,825	$8,064	$2,994
Average stated interest rate (1)	3.3%	2.7%	2.5%
Average outstanding balance (2)	$254,588	$278,502	$157,602

(1)	For the year ended September 30, 2015, the average is annualized for the period from December 31, 2014, the date of the commencement of operations, through September 30, 2015.

(2)	The average outstanding balance for the year ended September 30, 2015 is calculated from December 31, 2014, the date of the commencement of operations, through September 30, 2015.

Revolver: On February 3, 2015, the Company entered into the Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of February 3, 2018. The Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”), which was 1.3% as of September 30, 2017. As of September 30, 2017 and 2016, the Company had no outstanding debt under the Revolver. For the years ended September 30, 2017, and 2016, the Company had borrowings on the Revolver of $0 and $78,000 and repayments on the Revolver of $0 and $78,000, respectively.

For the years ended September 30, 2017, 2016 and 2015, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	For the years ended September 30,
	2017	2016	2015
Stated interest expense	N/A	$8	$2
Cash paid for interest expense	N/A	$8	$2
Average stated interest rate (1)	N/A	0.6%	0.5%
Average outstanding balance (2)	N/A	$1,381	$583

(1)	For the year ended September 30, 2015, the average is annualized for the period from December 31, 2014, the date of the commencement of operations, through September 30, 2015.

(2)	The average outstanding balance for the year ended September 30, 2015 is calculated from December 31, 2014, the commencement of operations, through September 30, 2015.

SMBC Revolver: On May 17, 2016, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation (the “SMBC Revolver”), which as of September 30, 2017 allowed GCIC to borrow up to

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

$75,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of May 17, 2018.

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

As of September 30, 2017 and September 30, 2016, the Company had outstanding debt under the SMBC Revolver of $75,000 and $75,000, respectively. For the years ended September 30, 2017 and 2016, the Company had borrowings on the SMBC Revolver of $84,200 and $75,000 respectively, and repayments on the SMBC Revolver of $84,200 and $0, respectively.

For the years ended September 30, 2017, 2016 and 2015, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

	For the years ended September 30,
	2017	2016	2015
Stated interest expense	$1,724	$594	N/A
Facility fees	18	1	N/A
Amortization of debt issuance costs	296	92	N/A
Total interest and other debt financing expenses	$2,038	$687	N/A
Cash paid for interest expense	$1,747	$555	N/A
Average stated interest rate	2.5%	2.1%	N/A
Average outstanding balance	$67,839	$27,869	N/A

On December 31, 2014, the Company entered into the $11,820 GEMS Note, which carried a fixed interest rate of 3.25%. The GEMS Note matured and was paid-off in full on March 2, 2015. Total interest expense paid on the note during the year ended September 30, 2015 was $46.

The Company’s average total debt outstanding (including the debt under the Credit Facility, Revolver, SMBC Revolver, and GCIC 2016 Debt Securitization) for the years ended September 30, 2017 and 2016, was $574,927 and $339,487, respectively. The Company’s average total debt outstanding (including the debt under the Credit Facility, Revolver, and GEMS Note) for the year ended September 30, 2015 was $160,079.

For the years ended September 30, 2017, 2016 and 2015, the effective average interest rate, which includes amortization of debt issuance costs and non-usage facility fees, on the Company’s total debt outstanding was 3.9%, 3.5% and 3.1%, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

A summary of the Company’s maturity requirements for borrowings as of September 30, 2017 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2016 Debt Securitization	$252,500	$—	$—	$—	$252,500
Credit Facility	342,700	—	342,700	—	—
SMBC Revolver	75,000	75,000	—	—	—
Revolver	—	—	—	—	—
Total borrowings	$670,200	$75,000	$342,700	$—	$252,500

Note 8. Federal Income Tax Matters

The Company has elected be treated and intends to be subject to tax as a RIC under Subchapter M of the Code. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its stockholders. Accordingly, no provision for federal income tax has been made in the financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences, including distributions representing a return of capital, have no impact on net assets.

The following permanent differences were reclassified among the components of net assets for the years ended September 30, 2017, 2016 and 2015:

	Years ended September 30,
	2017	2016	2015
Increase/(decrease) in Paid in Capital in Excess of Par	$(13)	$(248)	$—
Increase/(decrease) in Capital Distributions in Excess of and Undistributed Net Investment Income	217	2,074	—
Increase/(decrease) in Net Realized Gain (Loss) on Investments	(204)	(1,826)	—

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2017, the Company estimates that it will not have any capital loss carryforward available for use in subsequent tax years.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended September 30, 2017, 2016 and 2015:

	Years ended September 30,
	2017	2016	2015
Net increase in net assets resulting from operations	$54,881	$37,067	$13,027
Net change in unrealized (appreciation) depreciation on investments	(3,158)	(5,855)	(2,479)
Net change in unrealized (appreciation) depreciation on secured borrowings	—	—	—
Other income not currently taxable	(4,481)	(971)	(14)
Expenses not currently deductible	1,372	845	—
Other income for tax but not book	4,350	904	7
Other deductions/losses for tax not book	—	—	—
Other realized gain/loss differences	831	949	539
Capital loss carryforward	—	—	—
Taxable income before deductions for distributions	$53,795	$32,939	$11,080

The tax character of distributions paid during the years ended September 30, 2017, 2016 and 2015 was as follows:

	Years ended September 30,
	2017	2016	2015
Ordinary Income	$56,359	$32,070	$8,155
Long-Term Capital Gains	152	—	—

The tax basis components of distributable earnings / (accumulated losses) and reconciliation to accumulated earnings / (deficit) on a book basis for the years ended September 30, 2017, 2016 and 2015 were as follows:

	As of September 30,
	2017	2016	2015
Undistributed ordinary income – tax basis	$—	$3,470	$2,925
Undistributed realized gains – tax basis	883	440	—
Net unrealized appreciation (depreciation) on investments	9,866	7,084	2,027
Other temporary differences	(10,488)	(10,746)	(4,952)
Total accumulated earnings (deficit) – book basis	$261	$248	$—

As of September 30, 2017, the Federal tax cost of investments was $1,387,835 resulting in estimated gross unrealized gains and losses of $18,593 and $8,727, respectively.

For the tax year ended September 30, 2017, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders during the following twelve month period. The amount carried forward to 2018 is estimated to be approximately $883, although this amount will not be finalized until the 2017 tax returns are filed in 2018.

The differences between the components of distributable earnings on a tax basis and the amounts reflected in the consolidated statements of changes in net assets are primarily due to temporary book-tax differences that will reverse in a subsequent period.

Note 9. Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $133,566 and $42,747 under various undrawn revolvers and other credit facilities as of September 30, 2017 and 2016, respectively. In addition, as described in Note 5, the Company had commitments of up to $59,575 and $62,200 to GCIC SLF as of September 30, 2017 and 2016, respectively, that may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the consolidated statements of financial condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of September 30, 2017 and 2016. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

Per share data(1)(2):	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015	Period from September 22, 2014 (inception) to September 30, 2014
Net asset value at beginning of period	$15.00	$15.00	$15.00	$15.00
Net investment income	1.13	1.06	0.76	—
Net realized gain (loss) on investments	0.03	0.03	—	—
Net change in unrealized appreciation (depreciation) on investments	0.08	0.20	0.18	—
Distributions declared (3):
From net investment income	(1.24)	(1.26)	(0.89)	—
From capital gains	(0.00)*	—	—	—
Other (4)	—	(0.03)	(0.05)	—
Net asset value at end of period	$15.00	$15.00	$15.00	$15.00
Per share net asset value at end of period	$15.00	$15.00	$15.00	$15.00
Total return based on net asset value per share (5)	8.52%	8.65%	5.93%	N/A
Number of common shares outstanding at period end	51,214,683.496	41,087,178.250	20,843,155.219	666.670

Listed below are supplemental data and ratios to the financial highlights:
Ratio of net investment income to average net assets#	7.56%	7.09%	6.81%	N/A
Ratio of total expenses to average net assets (6)#	8.09%	7.00%	6.24%	N/A
Ratio of management fee waiver to average net assets #	(0.68)%	(0.65)%	(0.68)%	N/A
Ratio of incentive fee waiver to average net assets	(0.17)%	(0.04)%	N/A	N/A
Ratio of net expenses to average net assets (6)#	7.24%	6.31%	5.56%	N/A
Ratio of incentive fees to average net assets	1.66%	1.34%	0.60%	N/A
Ratio of total expenses (without incentive fees, incentive fee waiver and management fee waiver) to average net assets#	6.43%	5.66%	5.64%	N/A
Net assets at end of period	$768,220	$616,307	$312,647	$10
Average debt outstanding	$574,927	$339,487	$160,079	N/A
Average debt outstanding per share	$11.23	$8.26	$7.68	N/A
Asset coverage ratio (7)	214.26%	218.06%	225.01%	N/A
Portfolio turnover #	22.92%	39.84%	18.52%	N/A
Asset coverage ratio per unit (8)	$2,143	$2,181	$2,250	N/A
Average market value per unit (9):
2016 Debt Securitization	N/A	N/A	N/A	N/A
Credit Facility	N/A	N/A	N/A	N/A
SMBC Revolver	N/A	N/A	N/A	N/A
Revolver	N/A	N/A	N/A	N/A
GEMS Note	N/A	N/A	N/A	N/A

* Represents an amount less than $0.01 per share.
# For the year ended September 30, 2015, the ratio is annualized for the period from December 31, 2014, the date of the commencement of operations, through September 30, 2015.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The weighted average shares outstanding for the year ended September 30, 2015 is calculated from December 31, 2014, the commencement of operations, through September 30, 2015.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

(3)	The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.

(4)
Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of the period end.

(5)	Total return based on net asset value assumes distributions are reinvested.

(6)
For the year ended September 30, 2015, expenses, other than incentive fees, are annualized for the period from December 31, 2014, the date of the commencement of operations, through September 30, 2015.

(7)
In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

(8)
Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollars amounts per $1,000 of indebtedness.

(9)	Not applicable because such senior securities are not registered for public trading.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended September 30, 2017, 2016 and 2015:

	Years ended September 30,
	2017	2016	2015
Earnings available to stockholders	$54,881	$37,067	$13,027
Basic and diluted weighted average shares outstanding	44,447,925	28,598,358	13,767,847
Basic and diluted earnings per share(1)	$1.24	$1.29	$0.94

(1)
For the year ended September 30, 2015, the basic and diluted weighted average common shares outstanding are calculated for the period from December 31, 2014, the date of the commencement of operations, through September 30, 2015.

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions during the years ended September 30, 2017, 2016 and 2015:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Cash Distribution	DRIP Shares Value	DRIP Shares Issued

Year ended September 30, 2017
08/03/2016	10/24/2016	12/30/2016	41,087,178.250	$0.0729	$1,366	$1,627	108,467.710
11/14/2016	11/18/2016	12/30/2016	41,087,178.250	$0.1469	$2,754	$3,280	218,653.262
11/14/2016	12/26/2016	02/27/2017	41,442,374.044	$0.1340	$2,563	$2,990	199,352.082
11/14/2016	01/23/2017	02/27/2017	41,769,495.016	$0.0902	$1,727	$2,042	136,150.388
02/07/2017	02/20/2017	05/19/2017	41,769,495.016	$0.1050	$2,080	$2,305	153,637.410
02/07/2017	03/24/2017	05/19/2017	42,104,997.486	$0.1078	$2,138	$2,402	160,137.974
02/07/2017	04/30/2017	07/28/2017	44,292,283.019	$0.1067	$2,240	$2,487	165,780.322
05/04/2017	05/18/2017	07/28/2017	46,515,568.552	$0.0982	$2,171	$2,395	159,665.505
05/04/2017	06/16/2017	07/28/2017	46,829,343.936	$0.1050	$2,323	$2,594	172,961.411
05/04/2017	07/21/2017	09/25/2017	46,829,343.936	$0.1102	$2,437	$2,721	181,456.477
08/02/2017	08/31/2017	11/27/2017	49,551,036.707	$0.0600	$1,396	$1,580	N/A(1)
08/02/2017	09/22/2017	11/27/2017	49,551,036.707	$0.1062	$2,469	$2,794	N/A(1)

Year ended September 30, 2016
08/04/2015	10/27/2015	12/30/2015	20,843,155.219	$0.0818	$744	$961	64,075.512
11/17/2015	11/19/2015	12/30/2015	22,172,613.752	$0.1252	$1,213	$1,563	104,219.497
11/17/2015	12/17/2015	02/26/2016	24,433,662.992	$0.0891	$950	$1,228	81,866.709
11/17/2015	01/22/2016	02/26/2016	24,601,958.001	$0.0957	$1,019	$1,335	88,981.506
02/08/2016	02/22/2016	05/20/2016	24,601,958.001	$0.0705	$876	$858	57,176.462
02/08/2016	03/24/2016	05/20/2016	27,261,737.139	$0.1176	$1,596	$1,609	107,293.202
05/03/2016	04/30/2016	07/28/2016	27,261,737.139	$0.1046	$1,420	$1,432	95,465.315
05/03/2016	05/19/2016	07/28/2016	29,256,215.216	$0.1331	$1,925	$1,968	131,195.696
05/03/2016	06/20/2016	07/28/2016	31,415,162.957	$0.1047	$1,608	$1,680	112,009.966

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Cash Distribution	DRIP Shares Value	DRIP Shares Issued
05/03/2016	07/22/2016	09/26/2016	34,122,546.688	$0.0942	$1,541	$1,672	111,454.068
08/03/2016	08/29/2016	11/21/2016	39,469,915.648	$0.1369	$2,496	$2,906	N/A(2)
08/03/2016	09/23/2016	11/21/2016	40,975,724.182	$0.1090	$2,044	$2,423	N/A(2)

Year ended September 30, 2015
02/03/2015	02/04/2015	04/28/2015	8,404,848.973	$0.0747	$218	$410	27,304.503
02/03/2015	02/27/2015	04/28/2015	9,234,461.744	$0.0817	$267	$488	32,553.581
02/03/2015	03/31/2015	04/28/2015	10,508,461.744	$0.0936	$352	$632	42,174.913
02/03/2015	04/30/2015	07/28/2015	12,758,875.599	$0.1121	$564	$866	57,744.875
05/11/2015	05/27/2015	07/28/2015	13,870,595.594	$0.0979	$539	$818	54,520.152
05/11/2015	06/26/2015	07/28/2015	15,205,543.534	$0.0949	$581	$862	57,463.330
05/11/2015	07/24/2016	09/18/2015	17,690,469.195	$0.0881	$639	$919	61,242.723
08/04/2015	08/26/2015	11/20/2015	19,013,506.086	$0.1739	$1,446	$1,861	N/A(3)
08/04/2015	09/24/2015	11/20/2015	20,843,155.219	$0.0751	$683	$882	N/A(3)

(1)	The DRIP shares were not issued as of September 30, 2017

(2)	The DRIP shares were not issued as of September 30, 2016. On November 21, 2016, the Company issued 355,195.794 of shares through the DRIP.

(3)	The DRIP shares were not issued as of September 30, 2015. On November 20, 2015, the Company issued 182,861.440 of shares through the DRIP.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 28, 2017, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On August 2, 2017 and November 17, 2017, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 23, 2017	December 28, 2017	Net increase in net assets resulting from operations earned by the us (if positive) as determined in accordance with GAAP for the period October 1, 2017 through October 31, 2017 per share
November 24, 2017	December 28, 2017	Net increase in net assets resulting from operations earned by the us (if positive) as determined in accordance with GAAP for the period November 1, 2017 through November 30, 2017 per share
December 26, 2017	February 26, 2018	Net increase in net assets resulting from operations earned by the us (if positive) as determined in accordance with GAAP for the period December 1, 2017 through December 31, 2017 per share
January 23, 2018	February 26, 2018	Net increase in net assets resulting from operations earned by the us (if positive) as determined in accordance with GAAP for the period January 1, 2018 through January 31, 2018 per share

On November 21, 2017, the Company issued capital calls to stockholders that were due on December 1, 2017, which are summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of shares	12/1/2017	2,223,285.533	$15.00	$33,349

On November 27, 2017, the Company issued 291,564.353 shares to the stockholders participating in the DRIP.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 14. Selected Quarterly Financial Data (Unaudited)

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Total investment income	$27,611	$26,698	$22,120	$22,049
Net investment income	14,309	14,247	10,944	10,804
Net gain (loss) on investments	(912)	(37)	1,750	3,776
Net increase in net assets resulting from operations	13,397	14,210	12,694	14,580
Earnings per share	0.28	0.31	0.30	0.35
Net asset value per common share at period end	$15.00	$15.00	$15.00	$15.00

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Total investment income	$19,928	$14,638	$12,302	$10,511
Net investment income	10,635	7,535	6,686	5,500
Net gain (loss) on investments	2,447	2,498	608	1,158
Net increase in net assets resulting from operations	13,082	10,033	7,294	6,658
Earnings per share	0.36	0.35	0.28	0.30
Net asset value per common share at period end	$15.00	$15.00	$15.00	$15.00

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Total investment income	$8,973	$6,339	$4,089	N/A
Net investment income	4,852	3,436	2,218	N/A
Net gain (loss) on investments	1,578	794	149	N/A
Net increase in net assets resulting from operations	6,430	4,230	2,367	N/A
Earnings per share	0.35	0.32	0.27	N/A
Net asset value per common share at period end	$15.00	$15.00	$15.00	$15.00

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 15. Summarized Financial Information for GCIC SLF (Unaudited)

Provided in the table below is the statements of financial condition for GCIC SLF as of September 30, 2017 and 2016:

GCIC Senior Loan Fund LLC
Statements of Financial Condition

	September 30, 2017	September 30, 2016
Assets
Investments, at fair value	$161,522	$146,123
Cash and cash equivalents	348	468
Restricted cash and cash equivalents	2,554	2,719
Interest receivable	127	157
Total Assets	$164,551	$149,467

Liabilities
Senior credit facility	$108,150	$95,500
Less unamortized debt issuance costs	1,199	1,122
Senior credit facility less unamortized debt issuance costs	106,951	94,378
Subordinated notes, at fair value	—	39,905
Interest payable	231	188
Accounts payable and accrued expenses	107	94
Total Liabilities	107,289	134,565
Members' equity	57,262	14,902
Total Liabilities and Members' equity	$164,551	$149,467

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Provided in the table below is a statements of operations for GCIC SLF for the years ending September 30, 2017 and 2016:

GCIC Senior Loan Fund LLC
Statements of Operations

	Years ended September 30,
	2017	2016
Investment income
Interest income	$9,905	$6,764
Fee income	—	50
Total investment income	9,905	6,814
Expenses
Interest and other debt financing expenses	4,580	5,555
Administrative service fee	218	162
Professional fees	93	82
General and administrative expenses	4	2
Total expenses	4,895	5,801
Net investment income	5,010	1,013
Net gain (loss) on investments and subordinated notes
Net change in unrealized appreciation (depreciation) on investments	(1,042)	260
Net gain (loss) on investments and subordinated notes	(1,042)	260
Net increase (decrease) in members' equity	$3,968	$1,273

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2017 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and our directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2017, our internal control over financial reporting is effective based on those criteria.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 95.

(2)	Financial Statement Schedules — None

(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).
10.1
Investment Advisory Agreement between Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

10.2
Administration Agreement between Registrant and Golub Capital LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

10.3
Purchase and Sale Agreement, dated as of December 31, 2014, by and between Registrant and GCIC Funding LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

10.4
Amended and Restated Loan and Servicing Agreement, dated as of May 13, 2015, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC , as the servicer; the Registrant, as the transferor, the institutional lenders identified on the signature pages thereto, Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent (Incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

10.5
First Amendment to Amended and Restated Loan and Servicing Agreement, dated as of September 10, 2015, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC , as the servicer; the Registrant, as the transferor; the institutional lenders identified on the signature pages thereto; and Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent (Incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

Number	Description

10.6
Second Amendment to Amended and Restated Loan and Servicing Agreement, dated as of March 9, 2016, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC , as the servicer; the Registrant, as the transferor; the institutional lenders identified on the signature pages thereto; and Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent (Incorporated by reference to Exhibit 10.6 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

10.7
Joinder Supplement, dated as of July 12, 2016, by and among GCIC Funding LLC, as the borrower; the lender and lender agent identified therein; and Wells Fargo Securities, LLC, as the administrative agent (Incorporated by reference to Exhibit 10.7 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

10.8
Custody Agreement, dated as of December 31, 2014, by and between the Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.8 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

10.9
Trademark License Agreement, dated as of December 31, 2014, by and between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit 10.9 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

10.10	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.10 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).
10.11
GCIC Senior Loan Fund LLC Limited Liability Company Agreement, dated as of December 31, 2014, by and between the Registrant and RGA Reinsurance Company (Incorporated by reference to Exhibit 10.11 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

10.12
Amendment No. 2 to GCIC Senior Loan Fund LLC Limited Liability Company Agreement, dated as of December 30, 2015, by and between the Registrant and RGA Reinsurance Company (Incorporated by reference to Exhibit 10.12 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

10.13
Revolving Loan Agreement, dated as of February 3, 2015, by and between the Registrant, as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.13 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

10.14
Waiver Agreement Letter, dated as of December 31, 2014, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.14 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

10.15	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.15 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).
10.16
Revolving Credit Agreement, dated as of May 17, 2016, by and between the Registrant, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent, sole lead arranger and sole manager (Incorporated by reference to Exhibit 10.16 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

10.17
Note Purchase and Placement Agreement, dated as of August 16, 2016, by and among the Registrant, as the transferor; Golub Capital Investment Corporation CLO 2016(M) LLC, as the issuer; and Wells Fargo Securities, LLC, as the initial purchaser (Incorporated by reference to Exhibit 10.17 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

Number	Description

10.18
Loan Sale Agreement, dated as of August 16, 2016, by and between the Registrant and Golub Capital Investment Corporation CLO 2016(M) LLC (Incorporated by reference to Exhibit 10.18 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

10.19
Indenture, dated as of August 16, 2016, by and between Golub Capital Investment Corporation CLO 2016(M) LLC and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.19 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

10.20
Collateral Management Agreement, dated as of August 16, 2016, by and between Golub Capital Investment Corporation CLO 2016(M) LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.20 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

10.21
Third Amendment to Amended and Restated Loan and Servicing Agreement, dated as of May 11, 2017, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC , as the servicer; the Company, as the transferor, the institutional lenders identified on the signature pages thereto, Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent.

10.22
Fourth Amendment to Amended and Restated Loan and Servicing Agreement, dated as of August 8, 2017, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC , as the servicer; the Company, as the transferor, the institutional lenders identified on the signature pages thereto, Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent.*

10.23
Fifth Amendment to Amended and Restated Loan and Servicing Agreement, dated as of August 30, 2017, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC , as the servicer; the Company, as the transferor, the institutional lenders identified on the signature pages thereto, Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent.

11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).
14.1	Joint Code of Ethics of the Registrant, Golub Capital BDC, Inc., Golub Capital BDC 3, Inc. and GC Advisors LLC.*
14.2	Code of Ethics of GC Advisors LLC (Filed as Exhibit 14.2 to Golub Capital BDC Inc.’s Quarterly Report on Form 10-Q (File No. 814-00794), filed on February 5, 2016).
21.1	List of Subsidiaries.*
24	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Privacy Policy of the Registrant.*

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital Investment Corporation
A Maryland Corporation

Date: November 28, 2017	By:	/s/ David B. Golub
Name: David B. Golub
Title: President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence E. Golub, David B. Golub and Ross A. Teune as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David B. Golub	President, Chief Executive Officer and Director	November 28, 2017
David B. Golub	(Principal Executive Officer)
/s/ Ross A. Teune	Chief Financial Officer	November 28, 2017
Ross A. Teune	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Chairman of the Board of Directors	November 28, 2017
Lawrence E. Golub
/s/ John T. Baily	Director	November 28, 2017
John T. Baily
/s/ Kenneth F. Bernstein	Director	November 28, 2017
Kenneth F. Bernstein
/s/ Anita R. Rosenberg	Director	November 28, 2017
Anita R. Rosenberg
/s/ William M. Webster IV	Director	November 28, 2017
William M. Webster IV