Form 10-Q
period 2017-12-31
GOLUB CAPITAL INVESTMENT Corp
filed 2018-02-09
CIK 1627515

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 9, 2018, the Registrant had 55,530,517.674 shares of common stock, $0.001 par value, outstanding.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2017	September 30, 2017
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,456,788	$1,347,597
Controlled affiliate company investments	56,361	50,104
Total investments at fair value (amortized cost of $1,499,146 and $1,386,209, respectively)	1,513,149	1,397,701
Cash and cash equivalents	8,886	22,859
Foreign currencies (cost of $518 and $0, respectively)	526	—
Restricted cash and cash equivalents	25,686	28,272
Interest receivable	5,215	5,027
Capital call receivable	—	1,058
Other assets	74	178
Total Assets	$1,553,536	$1,455,095
Liabilities
Debt	$724,550	$670,200
Less unamortized debt issuance costs	2,129	2,671
Debt less unamortized debt issuance costs	722,421	667,529
Interest payable	2,399	2,141
Distributions payable	6,716	8,239
Management and incentive fees payable	8,451	7,536
Payable for investments purchased	355	—
Accounts payable and accrued expenses	1,312	1,404
Accrued trustee fees	41	26
Total Liabilities	$741,695	$686,875
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2017 and September 30, 2017	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 54,122,735.354 and 51,214,683.496 shares issued and outstanding as of December 31, 2017 and September 30, 2017, respectively	54	51
Paid in capital in excess of par	811,526	767,908
Capital distributions in excess of net investment income	(12,062)	(11,366)
Net unrealized appreciation (depreciation) on investments and foreign currency translation	14,011	11,492
Net realized gain (loss) on investments and foreign currency transactions	(1,688)	135
Total Net Assets	811,841	768,220
Total Liabilities and Total Net Assets	$1,553,536	$1,455,095
Number of common shares outstanding	54,122,735.354	51,214,683.496
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2017	2016
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$29,071	$20,749
Dividend income	2	1
Fee income	391	146
Total investment income from non-controlled/non-affiliate company investments	29,464	20,896
From controlled affiliate company investments:
Interest income	—	732
Dividend income	1,130	421
Total investment income from controlled affiliate company investments	1,130	1,153
Total investment income	30,594	22,049
Expenses
Interest and other debt financing expenses	6,879	4,922
Base management fee	4,986	3,796
Incentive fee	4,036	2,744
Professional fees	522	442
Administrative service fee	495	362
General and administrative expenses	53	30
Total expenses	16,971	12,296
Base management fee waived (Note 4)	(1,360)	(1,035)
Incentive fee waived (Note 4)	(798)	(16)
Net expenses	14,813	11,245
Net investment income	15,781	10,804

Net gain (loss) on investments and foreign currency
Net realized gain (loss) on investments and foreign currency transactions
Non-controlled/non-affiliate company investments	(449)	197
Foreign currency transactions	(37)	—
Net realized gain (loss) on investments and foreign currency transactions	(486)	197
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation:
Non-controlled/non-affiliate company investments	1,767	3,378
Controlled affiliate company investments	744	201
Translation of assets in foreign currencies	8	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	2,519	3,579
Net gain (loss) on investments and foreign currency	2,033	3,776
Net increase in net assets resulting from operations	$17,814	$14,580
Per Common Share Data
Basic and diluted earnings per common share	$0.34	$0.35
Basic and diluted weighted average common shares outstanding	52,091,851	41,252,583
See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

				Capital Distributions in Excess of Net Investment Income
	Common Stock		Paid in Capital in Excess of Par		Net Unrealized Appreciation (Depreciation) on Investments and Foreign Currency Translation	Net Realized Gain (loss) on Investments and Foreign Currency Transactions	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2016	41,087,178.250	$41	$616,018	$(7,158)	$8,334	$(928)	$616,307
Net increase in net assets resulting from operations	—	—	—	10,804	3,579	197	14,580
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	682,316.766	1	10,235	—	—	—	10,236
Distributions from net investment income	—	—	—	(8,887)	—	—	(8,887)
Distributions from net realized gain	—	—	—	—	—	(140)	(140)
Distributions declared and payable	—	—	—	(5,553)	—	—	(5,553)
Total increase (decrease) for the period ended December 31, 2016	682,316.766	1	10,235	(3,636)	3,579	57	10,236
Balance at December 31, 2016	41,769,495.016	$42	$626,253	$(10,794)	$11,913	$(871)	$626,543

Balance at September 30, 2017	51,214,683.496	$51	$767,908	$(11,366)	$11,492	$135	$768,220
Issuance of common stock (1)	2,223,285.533	2	33,347	—	—	—	33,349
Net increase in net assets resulting from operations	—	—	—	15,781	2,519	(486)	17,814
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	684,766.325	1	10,271	—	—	—	10,272
Distributions from net investment income	—	—	—	(9,761)	—	—	(9,761)
Distributions from net realized gain	—	—	—	—	—	(1,337)	(1,337)
Distributions declared and payable	—	—	—	(6,716)	—	—	(6,716)
Total increase (decrease) for the period ended December 31, 2017	2,908,051.858	3	43,618	(696)	2,519	(1,823)	43,621
Balance at December 31, 2017	54,122,735.354	$54	$811,526	$(12,062)	$14,011	$(1,688)	$811,841

(1)	Refer to Note 3 for a detailed listing of the common stock issuances for the three months ended December 31, 2017.

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2017	2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$17,814	$14,580
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	553	899
Accretion of discounts and amortization of premiums	(2,026)	(1,390)
Net realized (gain) loss on investments	449	(197)
Net change in unrealized (appreciation) depreciation on investments	(2,511)	(3,579)
Proceeds from (fundings of) revolving loans, net	851	(601)
Fundings of investments	(202,486)	(103,185)
Proceeds from principal payments and sales of portfolio investments	90,731	65,338
PIK interest	(456)	(431)
Changes in operating assets and liabilities:
Interest receivable	(188)	(174)
Other assets	104	(121)
Interest payable	258	1,992
Management and incentive fees payable	915	1,294
Payable for investments purchased	355	—
Accounts payable and accrued expenses	(92)	359
Accrued trustee fees	15	18
Net cash (used in) provided by operating activities	(95,714)	(25,198)
Cash flows from financing activities
Borrowings on debt	129,750	72,650
Repayments of debt	(75,400)	(75,200)
Capitalized debt issuance costs	(11)	(23)
Proceeds from issuance of common shares	34,407	—
Distributions paid	(9,065)	(8,660)
Net cash provided by (used in) financing activities	79,681	(11,233)
Net change in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents	(16,033)	(36,431)
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	51,131	75,731
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$35,098	$39,300
Supplemental information:
Cash paid during the period for interest	$6,069	$2,030
Distributions declared during the period	17,814	14,580
Supplemental disclosure of noncash operating activity:
Funding of LLC equity interest in GCIC SLF	$—	$(34,917)
Proceeds from subordinated notes in GCIC SLF principal payment	—	34,917
Supplemental disclosure of noncash financing activity:
Capital call receivable	$(1,058)	$—
Distributions payable	6,716	5,553

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash, cash equivalents, foreign currency and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of December 31,
	2017	2016
Cash and cash equivalents	$8,886	$4,883
Foreign currencies	526	—
Restricted cash and cash equivalents	25,686	34,417
Total cash, cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$35,098	$39,300

See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of restricted cash and cash equivalents.

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
NTS Technical Systems*	One stop	L + 6.25%	(a)	7.61%	06/2021	$3,250	$3,208	0.4%	$3,250
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	06/2021	—	(10)	—	—
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	06/2021	—	(14)	—	—
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	8.32%	12/2018	53	28	—	16
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	8.32%	12/2018	9	9	—	9
Tronair Parent, Inc.#	Senior loan	L + 4.75%	(c)	6.16%	09/2023	369	366	0.1	365
Tronair Parent, Inc.	Senior loan	P + 3.50%	(c)(e)	7.56%	09/2021	38	37	—	37
Whitcraft LLC#	One stop	L + 6.25%	(c)	7.94%	04/2023	16,266	16,053	2.0	16,266
Whitcraft LLC	One stop	P + 5.25%	(e)	9.75%	04/2023	10	9	—	10
Whitcraft LLC(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(98)	—	—
						19,995	19,588	2.5	19,953
Automobile
Dent Wizard International Corporation*	Senior loan	L + 4.75%	(a)	6.31%	04/2020	2,177	2,167	0.3	2,177
Grease Monkey International, LLC*	Senior loan	L + 5.00%	(a)	6.36%	11/2022	3,074	3,037	0.4	3,043
Grease Monkey International, LLC	Senior loan	P + 4.00%	(e)	8.50%	11/2022	7	6	—	7
Grease Monkey International, LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2022	—	(21)	—	(34)
Polk Acquisition Corp.*	Senior loan	L + 5.00%	(a)	6.57%	06/2022	4,792	4,774	0.6	4,696
T5 Merger Corporation#*	One stop	L + 6.50%	(a)	7.86%	03/2022	29,983	29,541	3.7	29,983
T5 Merger Corporation	One stop	L + 6.50%	(a)	7.86%	03/2022	3,496	3,467	0.4	3,496
T5 Merger Corporation*	One stop	L + 6.50%	(a)	7.86%	03/2022	1,101	1,092	0.1	1,101
T5 Merger Corporation	One stop	L + 6.50%	(a)	7.99%	03/2022	48	46	—	48
						44,678	44,109	5.5	44,517
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.#	One stop	L + 5.75%	(a)	7.32%	04/2021	3,690	3,662	0.5	3,690
Abita Brewing Co., L.L.C.(5)	One stop	L + 5.75%	(c)	N/A(6)	04/2021	—	(1)	—	—
ABP Corporation	Senior loan	L + 4.75%		N/A(6)	12/2018	—	—	—	—
Benihana, Inc.	One stop	L + 7.00%	(a)(c)(e)	9.25%	07/2018	34	34	—	34
Benihana, Inc.#*	One stop	L + 7.00%	(c)(e)	8.59%	01/2019	318	318	0.1	318
C. J. Foods, Inc.#*	One stop	L + 6.25%	(a)	7.82%	05/2019	12,638	12,587	1.6	12,638
C. J. Foods, Inc.	One stop	L + 6.25%	(a)	7.82%	05/2019	1,593	1,590	0.2	1,593
C. J. Foods, Inc.	One stop	L + 6.25%	(a)	7.82%	05/2019	315	312	—	315
Cafe Rio Holding, Inc.#	One stop	L + 5.75%	(c)	7.44%	09/2023	8,689	8,545	1.1	8,689
Cafe Rio Holding, Inc.	One stop	P + 4.75%	(e)	9.25%	09/2023	30	28	—	30
Cafe Rio Holding, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2023	—	(82)	—	—
Firebirds International, LLC*	One stop	L + 5.75%	(c)	7.42%	05/2018	3,279	3,274	0.4	3,279
Firebirds International, LLC*	One stop	L + 5.75%	(c)	7.42%	05/2018	924	922	0.1	924
Firebirds International, LLC*	One stop	L + 5.75%	(c)	7.42%	12/2018	297	296	—	297
Firebirds International, LLC(5)	One stop	L + 5.75%		N/A(6)	05/2018	—	(1)	—	—
Firebirds International, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2018	—	(3)	—	—
Flavor Producers, LLC#	Senior loan	L + 4.75%	(c)	6.32%	12/2023	2,744	2,703	0.3	2,702
Flavor Producers, LLC(5)	Senior loan	L + 4.75%		N/A(6)	12/2022	—	(1)	—	(1)
FWR Holding Corporation*	One stop	L + 6.00%	(d)	7.66%	08/2023	4,069	4,011	0.5	4,069
FWR Holding Corporation	One stop	L + 6.00%	(c)	7.60%	08/2023	458	418	0.1	458
FWR Holding Corporation	One stop	L + 6.00%	(a)	7.57%	08/2023	8	7	—	8
Global Franchise Group, LLC*	Senior loan	L + 5.75%	(c)	7.44%	12/2019	4,462	4,423	0.6	4,462
Global Franchise Group, LLC	Senior loan	L + 5.75%		N/A(6)	12/2019	—	—	—	—
Global ID Corporation#	One stop	L + 6.50%	(c)	8.11%	11/2021	5,141	5,091	0.6	5,090
Global ID Corporation	One stop	L + 6.50%		N/A(6)	11/2021	—	—	—	—
Global ID Corporation(5)	One stop	L + 6.50%		N/A(6)	11/2021	—	(20)	—	(20)

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(c)	9.48%	08/2020	$420	$418	0.1%	$420
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(c)	9.48%	08/2020	258	257	—	258
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(c)	9.48%	08/2020	3	2	—	3
Julio & Sons Company*	One stop	L + 5.50%	(a)	7.03%	12/2018	933	931	0.1	933
Julio & Sons Company	One stop	L + 5.50%	(a)	7.03%	12/2018	308	307	—	308
Julio & Sons Company	One stop	L + 5.50%	(a)	7.04%	12/2018	135	134	—	135
Julio & Sons Company(5)	One stop	L + 5.50%		N/A(6)	12/2018	—	(1)	—	—
Mid-America Pet Food, L.L.C.#	One stop	L + 5.50%	(c)	7.19%	12/2021	6,379	6,303	0.8	6,379
Mid-America Pet Food, L.L.C.(5)	One stop	L + 5.50%		N/A(6)	12/2021	—	(1)	—	—
NBC Intermediate, LLC #	Senior loan	L + 4.50%	(a)	6.07%	09/2023	2,748	2,722	0.3	2,748
NBC Intermediate, LLC	Senior loan	L + 4.50%		N/A(6)	09/2023	—	—	—	—
Purfoods, LLC#*	One stop	L + 6.25%	(c)	7.73%	05/2021	7,946	7,866	1.0	7,946
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	101	101	—	106
Purfoods, LLC	One stop	L + 6.25%	(a)	7.73%	05/2021	60	59	—	60
Purfoods, LLC	One stop	L + 6.25%	(c)	7.94%	05/2021	24	24	—	24
Purfoods, LLC	One stop	L + 6.25%	(c)	7.94%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.25%	(c)	7.94%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.25%	(c)	7.94%	05/2021	14	14	—	14
Purfoods, LLC	One stop	L + 6.25%	(c)	7.94%	05/2021	11	11	—	11
Purfoods, LLC	One stop	L + 6.25%	(c)	7.94%	05/2021	11	11	—	11
Purfoods, LLC	One stop	L + 6.25%	(c)	7.94%	05/2021	10	10	—	10
Smashburger Finance LLC*	Senior loan	L + 5.50%	(c)	7.19%	05/2018	477	477	0.1	453
Smashburger Finance LLC(5)	Senior loan	L + 5.50%		N/A(6)	05/2018	—	(3)	—	—
Surfside Coffee Company LLC*	One stop	L + 5.25%	(c)	6.94%	06/2020	2,315	2,304	0.3	2,315
Surfside Coffee Company LLC	One stop	L + 5.25%	(c)	6.93%	06/2020	175	174	—	175
Surfside Coffee Company LLC	One stop	L + 5.25%	(c)	6.81%	06/2020	30	30	—	30
Tate's Bake Shop, Inc.#*	One stop	L + 6.25%	(c)	7.94%	08/2019	1,039	1,025	0.1	1,031
Uinta Brewing Company#	One stop	L + 8.50%	(a)	10.07%	08/2019	900	900	0.1	900
Uinta Brewing Company	One stop	L + 8.50%	(a)	10.07%	08/2019	130	129	—	130
						73,146	72,347	9.0	73,005
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.*	Senior loan	L + 4.75%	(a)	6.32%	05/2021	688	686	0.1	694

Building and Real Estate
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(c)	6.48%	08/2020	5,735	5,735	0.7	5,735
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(b)(c)	6.49%	08/2020	1,407	1,399	0.2	1,407
Brooks Equipment Company, LLC	One stop	L + 5.00%		N/A(6)	08/2020	—	—	—	—
Jensen Hughes, Inc.#	Senior loan	L + 5.00%	(a)	6.57%	12/2021	132	131	—	132
MRI Software LLC#	One stop	L + 6.25%	(c)	7.95%	06/2023	17,391	17,225	2.1	17,391
MRI Software LLC#*	One stop	L + 6.25%	(c)	7.95%	06/2023	18,782	18,480	2.3	18,782
MRI Software LLC*	One stop	L + 6.25%	(c)	7.83%	06/2023	3,122	3,108	0.4	3,122
MRI Software LLC#	One stop	L + 6.25%	(c)	7.95%	06/2023	348	345	—	348
MRI Software LLC(5)	One stop	L + 6.00%		N/A(6)	06/2023	—	(3)	—	—
MRI Software LLC(5)	One stop	L + 6.00%		N/A(6)	06/2023	—	(144)	—	—
Paradigm DKD Group, LLC#	Senior loan	L + 5.50%	(c)(d)	7.34%	11/2018	2,132	2,121	0.3	2,089
Paradigm DKD Group, LLC	Senior loan	L + 5.50%	(d)(e)	7.40%	11/2018	673	670	0.1	658
						49,722	49,067	6.1	49,664
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	(c)	7.44%	02/2020	1,039	1,032	0.1	1,039
Flexan, LLC	One stop	P + 4.50%	(e)	9.00%	02/2020	10	10	—	10
						1,049	1,042	0.1	1,049
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.#*	One stop	L + 5.75%	(c)	7.09%	09/2020	13,375	13,313	1.7	13,375
Chase Industries, Inc.*	One stop	L + 5.75%	(c)	7.09%	09/2020	1,537	1,537	0.2	1,537
Chase Industries, Inc.	One stop	L + 5.75%	(a)	7.16%	09/2020	244	244	—	244

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing - (continued)
Inventus Power, Inc.#	One stop	L + 6.50%	(a)	8.07%	04/2020	$10,131	$10,078	1.1%	$8,612
Inventus Power, Inc.	One stop	L + 6.50%	(a)	8.07%	04/2020	312	309	—	215
Onicon Incorporated*	One stop	L + 6.00%	(c)	7.69%	04/2020	175	174	—	175
Onicon Incorporated	One stop	L + 6.00%		N/A(6)	04/2020	—	—	—	—
PetroChoice Holdings, Inc.*	Senior loan	L + 5.00%	(b)	6.42%	08/2022	1,624	1,588	0.2	1,624
Reladyne, Inc.#*	Senior loan	L + 5.00%	(a)	6.36%	07/2022	16,794	16,565	2.1	16,794
Reladyne, Inc.(5)	Senior loan	L + 5.00%		N/A(6)	07/2022	—	(20)	—	—
Reladyne, Inc.(5)	Senior loan	L + 5.00%		N/A(6)	07/2022	—	(50)	—	—
Sunless Merger Sub, Inc.#	Senior loan	L + 5.00%	(a)(e)	6.59%	07/2019	286	261	—	286
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	(e)	8.25%	07/2019	74	73	—	74
						44,552	44,072	5.3	42,936
Diversified/Conglomerate Service
Accela, Inc.#	One stop	L + 6.25%	(c)	7.94%	09/2023	7,383	7,277	0.9	7,383
Accela, Inc.	One stop	P + 5.25%	(e)	9.75%	09/2023	23	22	—	23
Agility Recovery Solutions Inc.*	One stop	L + 6.50%	(c)	7.88%	03/2020	6,205	6,164	0.8	6,205
Agility Recovery Solutions Inc.(5)	One stop	L + 6.50%		N/A(6)	03/2020	—	(2)	—	—
Anaqua, Inc.#	One stop	L + 6.50%	(c)	7.86%	07/2022	8,917	8,795	1.1	8,917
Anaqua, Inc.(5)	One stop	L + 6.50%		N/A(6)	07/2022	—	(1)	—	—
Bomgar Corporation#*	One stop	L + 7.50%	(c)	9.19%	06/2022	28,282	27,857	3.5	28,282
Bomgar Corporation(5)	One stop	L + 7.50%		N/A(6)	06/2022	—	(1)	—	—
Clearwater Analytics, LLC#*	One stop	L + 7.50%	(a)	9.07%	09/2022	8,820	8,698	1.1	8,820
Clearwater Analytics, LLC	One stop	L + 7.50%	(a)	9.00%	09/2022	9	8	—	9
Datto, Inc.	One stop	L + 8.00%	(a)	9.41%	12/2022	14,093	13,815	1.7	13,811
Datto, Inc.(5)	One stop	L + 8.00%		N/A(6)	12/2022	—	(1)	—	(1)
Daxko Acquisition Corporation#*	One stop	L + 6.50%	(c)	8.19%	09/2022	8,971	8,863	1.1	8,971
Daxko Acquisition Corporation	One stop	L + 6.50%		N/A(6)	09/2022	—	—	—	—
DISA Holdings Acquisition Subsidiary Corp.*	Senior loan	L + 4.25%	(a)	5.61%	12/2020	1,324	1,316	0.2	1,324
DISA Holdings Acquisition Subsidiary Corp.#	Senior loan	L + 4.25%	(a)	5.61%	12/2020	129	128	—	129
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.25%	(c)	5.63%	12/2020	80	78	—	80
EGD Security Systems, LLC#*	One stop	L + 6.25%	(c)	7.81%	06/2022	10,372	10,276	1.3	10,372
EGD Security Systems, LLC*	One stop	L + 6.25%	(c)	7.73%	06/2022	98	97	—	98
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	7.81%	06/2022	50	49	—	50
EGD Security Systems, LLC(5)	One stop	L + 6.25%		N/A(6)	06/2022	—	(1)	—	—
HealthcareSource HR, Inc.#*	One stop	L + 6.75%	(c)	8.44%	05/2020	11,144	11,040	1.4	11,144
HealthcareSource HR, Inc.(5)	One stop	L + 6.75%		N/A(6)	05/2020	—	(1)	—	—
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	1,388	1,377	0.2	1,388
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	1,164	1,111	0.1	1,164
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	327	324	—	327
III US Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	09/2022	—	(1)	—	—
Imprivata, Inc.#*	Senior loan	L + 4.50%	(c)	5.86%	10/2023	16,653	16,451	2.0	16,487
Imprivata, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	10/2023	—	(2)	—	(2)
Integration Appliance, Inc.	One stop	L + 8.25%	(c)	9.73%	09/2020	1,550	1,541	0.2	1,550
Integration Appliance, Inc.	One stop	L + 8.25%	(c)	9.73%	09/2020	124	123	—	124
Integration Appliance, Inc.	One stop	L + 8.25%	(c)	9.73%	09/2020	25	25	—	25
JAMF Holdings, Inc.	One stop	L + 8.00%	(c)	9.41%	11/2022	5,765	5,652	0.7	5,707
JAMF Holdings, Inc.(5)	One stop	L + 8.00%		N/A(6)	11/2022	—	(1)	—	(1)
Maverick Bidco Inc.#	One stop	L + 6.25%	(c)	7.94%	04/2023	22,984	22,569	2.8	22,984
Maverick Bidco Inc.	One stop	L + 6.25%	(a)	7.71%	04/2023	27	25	—	27
Maverick Bidco Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(29)	—	—
MMan Acquisition Co.#	One stop	L + 6.00%	(c)	7.69%	08/2023	12,482	12,307	1.5	12,482
MMan Acquisition Co.	One stop	L + 6.00%	(c)	7.69%	08/2023	26	25	—	26
Net Health Acquisition Corp.#	One stop	L + 5.50%	(b)	7.06%	12/2023	4,910	4,861	0.6	4,861
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(1)	—	(1)
Netsmart Technologies, Inc.#	Senior loan	L + 4.50%	(c)	6.19%	04/2023	1,629	1,616	0.2	1,649
Netsmart Technologies, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(8)	—	—

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	7.57%	11/2023	$3,840	$3,793	0.5%	$3,801
Nexus Brands Group, Inc.	One stop	L + 6.00%	(a)	7.53%	11/2023	2	1	—	1
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(23)	—	(38)
Quickbase, Inc.#*	One stop	L + 6.00%	(c)	7.69%	04/2022	28,772	28,286	3.5	28,700
Quickbase, Inc. (5)	One stop	L + 6.00%		N/A(6)	04/2022	—	(3)	—	—
Saba Software, Inc.#	One stop	L + 5.50%	(b)	7.12%	05/2023	26,439	26,027	3.3	26,439
Saba Software, Inc.(5)	One stop	L + 5.50%		N/A(6)	05/2023	—	(2)	—	—
Saldon Holdings, Inc.*	Senior loan	L + 4.50%	(c)	5.98%	09/2022	625	618	0.1	625
Secure-24, LLC*	One stop	L + 5.00%	(a)	6.57%	08/2019	1,787	1,780	0.2	1,787
Secure-24, LLC	One stop	L + 5.00%		N/A(6)	08/2019	—	—	—	—
Severin Acquisition, LLC#	Senior loan	L + 4.75%	(a)	6.32%	07/2021	8,525	8,423	1.0	8,487
Severin Acquisition, LLC*	Senior loan	L + 5.37%	(a)	6.94%	07/2021	1,423	1,408	0.2	1,445
Severin Acquisition, LLC*	Senior loan	L + 5.00%	(a)	6.57%	07/2021	1,267	1,254	0.2	1,272
Severin Acquisition, LLC#	Senior loan	L + 5.37%	(a)	6.94%	07/2021	969	958	0.1	984
Severin Acquisition, LLC*	Senior loan	L + 4.87%	(a)	6.44%	07/2021	313	309	—	312
Severin Acquisition, LLC(5)	Senior loan	L + 4.75%		N/A(6)	07/2021	—	(7)	—	—
Switchfly, Inc.	One stop	L + 10.00%	(c)	9.85% cash/1.50% PIK	04/2020	3,216	3,106	0.4	3,216
Switchfly, Inc.	One stop	L + 8.50%		N/A(6)	04/2020	—	—	—	—
Telesoft, LLC#	One stop	L + 5.50%	(c)	6.84%	07/2022	5,339	5,291	0.7	5,339
Telesoft, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2022	—	(1)	—	—
Transaction Data Systems, Inc.*	Senior loan	L + 5.25%	(c)	6.94%	06/2021	392	387	0.1	392
Trintech, Inc. #*	One stop	L + 6.50%	(a)	8.07%	12/2023	6,096	6,020	0.7	6,035
Trintech, Inc. #*	One stop	L + 6.50%	(a)	7.89%	12/2023	12,044	11,893	1.5	11,924
Trintech, Inc.	One stop	L + 6.50%	(a)	8.07%	12/2023	30	28	—	29
True Commerce, Inc.#	One stop	L + 5.75%	(c)	7.16%	11/2023	7,161	7,074	0.9	7,090
True Commerce, Inc.(8)(9)	One stop	L + 5.75%	(c)	7.16%	11/2023	2,811	2,777	0.4	2,850
True Commerce, Inc.	One stop	L + 5.75%	(c)	7.16%	11/2023	935	924	0.1	926
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	(1)
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(a)	10.18% cash/2.25% PIK	10/2020	1,032	943	0.1	928
Valant Medical Solutions, Inc.	One stop	L + 11.00%		N/A(6)	10/2020	—	—	—	—
Velocity Technology Solutions, Inc.#	One stop	L + 6.00%	(c)	7.52%	12/2023	10,503	10,322	1.3	10,398
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	(1)
Vendavo, Inc.	One stop	L + 8.50%	(c)	9.85%	10/2019	4,331	4,310	0.5	4,331
Vendavo, Inc.(5)	One stop	L + 8.50%		N/A(6)	10/2019	—	(1)	—	—
Vendor Credentialing Service LLC#*	One stop	L + 6.00%	(a)	7.57%	11/2021	7,612	7,532	0.9	7,612
Vendor Credentialing Service LLC(5)	One stop	L + 6.00%		N/A(6)	11/2021	—	(1)	—	—
Verisys Corporation#	One stop	L + 6.75%	(c)	8.44%	01/2023	4,793	4,732	0.6	4,793
Verisys Corporation(5)	One stop	L + 6.75%		N/A(6)	01/2023	—	(1)	—	—
Workforce Software, LLC	One stop	L + 10.50%	(c)	4.85% cash/7.00% PIK	06/2021	23,315	23,205	2.9	23,315
Workforce Software, LLC	One stop	L + 10.50%	(c)	4.85% cash/7.00% PIK	06/2021	51	51	—	51
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 9.25%	(a)	10.03% cash/0.75% PIK	08/2021	4,671	4,608	0.6	4,671
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 9.25%	(a)	10.03% cash/0.75% PIK	08/2021	20	20	—	20
						343,268	338,480	42.2	342,147
Ecological
Pace Analytical Services, LLC#*	One stop	L + 6.00%	(a)	7.57%	09/2022	15,182	14,970	1.9	15,182
Pace Analytical Services, LLC#	One stop	L + 6.00%	(a)	7.57%	09/2022	1,412	1,392	0.2	1,412
Pace Analytical Services, LLC	One stop	L + 6.00%	(a)	7.48%	09/2022	420	375	—	420
Pace Analytical Services, LLC*	One stop	L + 6.00%	(a)	7.57%	09/2022	348	343	—	348
Pace Analytical Services, LLC	One stop	L + 6.00%	(a)	7.57%	09/2022	25	24	—	25
WRE Holding Corp.#	Senior loan	L + 4.75%	(a)	6.32%	01/2023	1,319	1,305	0.2	1,319
WRE Holding Corp.	Senior loan	L + 4.75%	(c)	6.31%	01/2023	160	138	—	160
WRE Holding Corp.	Senior loan	L + 4.75%	(a)	6.32%	01/2023	9	9	—	9
WRE Holding Corp.(5)	Senior loan	L + 4.75%		N/A(6)	01/2023	—	(3)	—	—
						18,875	18,553	2.3	18,875

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics
Appriss Holdings, Inc.#*	One stop	L + 6.00%	(c)	7.69%	11/2020	$14,730	$14,594	1.8%	$14,583
Appriss Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2020	—	(10)	—	(14)
Compusearch Software Holdings, Inc.*	Senior loan	L + 4.50%	(c)	6.07%	05/2021	835	834	0.1	835
Diligent Corporation#*	One stop	L + 6.25%	(c)	7.94%	04/2022	31,619	30,976	3.9	31,619
Diligent Corporation#	One stop	L + 6.25%	(c)	7.94%	04/2022	7,846	7,743	1.0	7,846
Diligent Corporation#*	One stop	L + 6.25%	(c)	7.94%	04/2022	8,868	8,742	1.1	8,868
Diligent Corporation(5)	One stop	L + 6.25%		N/A(6)	04/2022	—	(2)	—	—
Gamma Technologies, LLC*	One stop	L + 4.75%	(a)	6.32%	06/2021	4,924	4,895	0.6	4,924
Gamma Technologies, LLC(5)	One stop	L + 5.00%		N/A(6)	06/2021	—	(1)	—	—
LD Intermediate Holdings, Inc.*	Senior loan	L + 5.87%	(c)	7.27%	12/2022	2,861	2,671	0.3	2,570
Park Place Technologies LLC#*	Senior loan	L + 5.00%	(c)	6.69%	06/2022	12,151	12,043	1.5	12,151
Park Place Technologies LLC(5)	Senior loan	L + 5.00%		N/A(6)	06/2022	—	(2)	—	—
SEI, Inc.#	Senior loan	L + 4.75%	(a)	6.32%	07/2021	3,148	3,122	0.4	3,148
Sloan Company, Inc., The#	One stop	L + 7.25%	(c)	8.94%	04/2020	3,580	3,549	0.4	3,133
Sloan Company, Inc., The	One stop	L + 7.25%	(c)	8.70%	04/2020	38	37	—	31
Sovos Compliance#*	One stop	L + 6.00%	(a)	7.57%	03/2022	32,339	31,885	4.0	32,339
Sovos Compliance*	One stop	L + 6.00%	(a)	7.57%	03/2022	5,413	5,339	0.7	5,413
Sovos Compliance	One stop	L + 6.00%		N/A(6)	03/2022	—	—	—	—
Sovos Compliance(5)	One stop	L + 6.00%		N/A(6)	03/2022	—	(2)	—	—
						128,352	126,413	15.8	127,446
Grocery
Teasdale Quality Foods, Inc.*	Senior loan	L + 4.75%	(c)	6.09%	10/2020	122	121	—	122

Healthcare, Education and Childcare
Active Day, Inc.#*	One stop	L + 6.00%	(a)	7.57%	12/2021	11,497	11,363	1.4	11,497
Active Day, Inc.*	One stop	L + 6.00%	(a)	7.57%	12/2021	887	881	0.1	887
Active Day, Inc.	One stop	L + 6.00%	(a)	7.57%	12/2021	572	569	0.1	572
Active Day, Inc.	One stop	L + 6.00%	(a)	7.57%	12/2021	395	392	0.1	395
Active Day, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(1)	—	—
Active Day, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(12)	—	—
Acuity Eyecare Holdings, LLC#	One stop	L + 6.75%	(b)	8.28%	03/2022	4,817	4,756	0.6	4,817
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(b)	8.37%	03/2022	807	766	0.1	807
Acuity Eyecare Holdings, LLC	One stop	P + 5.75%	(e)	10.25%	03/2022	8	7	—	8
ADCS Clinics Intermediate Holdings, LLC#	One stop	L + 5.75%	(c)	7.44%	05/2022	21,849	21,476	2.7	21,412
ADCS Clinics Intermediate Holdings, LLC#	One stop	L + 5.75%	(c)	7.44%	05/2022	108	107	—	106
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(c)	7.44%	05/2022	84	79	—	79
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(c)	7.44%	05/2022	32	31	—	31
ADCS Clinics Intermediate Holdings, LLC(5)	One stop	L + 5.75%		N/A(6)	05/2022	—	(2)	—	(2)
Advanced Pain Management Holdings, Inc.#	Senior loan	L + 5.00%	(a)	6.57%	02/2018	5,593	5,592	0.6	5,033
Advanced Pain Management Holdings, Inc.#	Senior loan	L + 5.00%	(a)	6.57%	02/2018	383	383	—	344
Advanced Pain Management Holdings, Inc.	Senior loan	L + 5.00%		N/A(6)	02/2018	—	—	—	—
Agilitas USA, Inc.#	One stop	L + 6.00%	(c)	7.34%	04/2022	1,971	1,954	0.2	1,931
Agilitas USA, Inc.	One stop	L + 6.00%	(c)	7.34%	04/2022	10	9	—	8
Agilitas USA, Inc.(5)	One stop	L + 6.00%		N/A(6)	04/2022	—	(14)	—	—
Apothecary Products, LLC*	Senior loan	L + 4.00%	(c)	5.72%	02/2019	1,857	1,857	0.2	1,857
Apothecary Products, LLC	Senior loan	L + 4.00%	(c)	5.74%	02/2019	211	211	—	211
Aris Teleradiology Company, LLC#*	Senior loan	L + 5.50%	(c)	7.19%	03/2021	2,500	2,483	0.3	2,150
Aris Teleradiology Company, LLC	Senior loan	L + 5.50%	(c)	6.88%	03/2021	25	25	—	22
Avalign Technologies, Inc.*	Senior loan	L + 4.50%	(a)	6.07%	07/2021	948	946	0.1	948
BIORECLAMATIONIVT, LLC#*	One stop	L + 5.75%	(a)	7.32%	01/2021	13,907	13,760	1.7	13,907
BIORECLAMATIONIVT, LLC	One stop	P + 4.75%	(e)	9.25%	01/2021	55	54	—	55
California Cryobank, LLC*	One stop	L + 5.50%	(c)	7.19%	08/2019	2,514	2,514	0.3	2,514
California Cryobank, LLC*	One stop	L + 5.50%	(c)	7.19%	08/2019	964	954	0.1	964
California Cryobank, LLC*	One stop	L + 5.50%	(c)	7.19%	08/2019	322	322	—	322
California Cryobank, LLC	One stop	L + 5.50%		N/A(6)	08/2019	—	—	—	—

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
CLP Healthcare Services, Inc.*	Senior loan	L + 5.25%	(c)	6.94%	12/2020	$934	$928	0.1%	$915
Curo Health Services LLC#	Senior loan	L + 4.00%	(c)	5.41%	02/2022	825	825	0.1	826
DCA Investment Holding, LLC#*	One stop	L + 5.25%	(c)	6.94%	07/2021	13,589	13,449	1.6	13,352
DCA Investment Holding, LLC#*	One stop	L + 5.25%	(c)	6.94%	07/2021	14,564	14,450	1.8	14,309
DCA Investment Holding, LLC#*	One stop	L + 5.25%	(c)	6.94%	07/2021	6,088	5,997	0.7	5,981
DCA Investment Holding, LLC	One stop	L + 5.25%	(a)	6.80%	07/2021	153	150	—	149
DCA Investment Holding, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2021	—	(12)	—	(25)
DCA Investment Holding, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2021	—	(194)	—	(196)
Deca Dental Management LLC	One stop	L + 6.25%	(c)	7.94%	07/2020	7,486	7,428	0.9	7,486
Deca Dental Management LLC*	One stop	L + 6.25%	(c)	7.80%	07/2020	911	906	0.1	911
Deca Dental Management LLC	One stop	L + 6.25%	(a)	7.82%	07/2020	50	50	—	50
Deca Dental Management LLC(5)	One stop	L + 6.25%		N/A(6)	07/2020	—	(6)	—	—
Dental Holdings Corporation*	One stop	L + 5.50%	(c)	6.88%	02/2020	3,314	3,289	0.4	3,247
Dental Holdings Corporation	One stop	L + 5.50%	(c)	6.88%	02/2020	505	501	0.1	495
Dental Holdings Corporation	One stop	L + 5.50%	(c)(e)	7.74%	02/2020	196	193	—	187
eSolutions, Inc.#*	One stop	L + 6.50%	(a)	8.07%	03/2022	18,583	18,391	2.3	18,583
eSolutions, Inc.(5)	One stop	L + 6.50%		N/A(6)	03/2022	—	(1)	—	—
Excelligence Learning Corporation#	One stop	L + 6.00%	(a)	7.57%	04/2023	6,284	6,228	0.8	6,284
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	7.94%	05/2023	10,467	10,303	1.3	10,467
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	7.73%	05/2023	8,666	8,507	1.1	8,666
Eyecare Services Partners Holdings LLC	One stop	P + 5.25%	(e)	9.75%	05/2023	7	4	—	7
Eyecare Services Partners Holdings LLC(5)	One stop	L + 6.25%		N/A(6)	05/2023	—	(58)	—	—
G & H Wire Company, Inc.#	One stop	L + 5.50%	(c)	7.19%	09/2023	1,146	1,135	0.2	1,146
G & H Wire Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	09/2023	—	(1)	—	—
Immucor, Inc. #	Senior loan	L + 5.00%	(a)	6.57%	06/2021	2,050	2,031	0.3	2,087
Kareo, Inc.	One stop	L + 9.00%	(b)	10.41%	06/2022	5,755	5,521	0.7	5,755
Kareo, Inc.	One stop	L + 9.00%		N/A(6)	06/2022	—	—	—	—
Katena Holdings, Inc.*	One stop	L + 6.75%	(c)	8.44%	06/2021	4,509	4,471	0.6	4,509
Katena Holdings, Inc.*	One stop	L + 6.75%	(c)	N/A(6)	06/2021	440	437	0.1	440
Katena Holdings, Inc.#	One stop	L + 6.75%	(c)	8.44%	06/2021	303	299	—	303
Katena Holdings, Inc.	One stop	P + 5.75%	(e)	10.25%	06/2021	89	88	—	89
Lombart Brothers, Inc.#	One stop	L + 6.75%	(c)	8.44%	04/2022	3,369	3,320	0.4	3,369
Lombart Brothers, Inc.#(8)	One stop	L + 6.75%	(c)	8.44%	04/2022	1,546	1,524	0.2	1,546
Lombart Brothers, Inc.(8)	One stop	L + 6.75%		N/A(6)	04/2022	—	—	—	—
Lombart Brothers, Inc.(5)	One stop	L + 6.75%		N/A(6)	04/2022	—	(1)	—	—
Maverick Healthcare Group, LLC#	Senior loan	L + 7.50%	(a)	7.25% cash/2.00% PIK	12/2017	646	646	0.1	614
Maverick Healthcare Group, LLC	Senior loan	P + 6.50%	(e)	5.50% cash/5.50% PIK	12/2017	27	27	—	27
MWD Management, LLC & MWD Services, Inc.#	One stop	L + 5.25%	(c)	6.94%	06/2023	1,305	1,290	0.2	1,305
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2022	—	(1)	—	—
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(38)	—	—
Oliver Street Dermatology Holdings, LLC#*	One stop	L + 6.50%	(c)	8.19%	05/2022	8,783	8,665	1.1	8,783
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.50%	(c)	8.18%	05/2022	1,899	1,883	0.2	1,899
Oliver Street Dermatology Holdings, LLC#	One stop	L + 6.50%	(c)	8.19%	05/2022	1,051	1,042	0.1	1,051
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	7.96%	05/2022	816	809	0.1	816
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	8.09%	05/2022	343	329	—	343
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.50%	(c)	8.19%	05/2022	46	45	—	46
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.50%	(c)	8.19%	05/2022	42	41	—	42
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.50%	(c)	8.19%	05/2022	33	32	—	33
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.50%	(c)	8.19%	05/2022	30	30	—	30
Oliver Street Dermatology Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	05/2022	—	(1)	—	—
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.32%	11/2023	2,859	2,824	0.4	2,831
ONsite Mammography, LLC(5)	One stop	L + 6.75%		N/A(6)	11/2023	—	(1)	—	—
ONsite Mammography, LLC(5)	One stop	L + 6.75%		N/A(6)	11/2023	—	(14)	—	(11)
Pinnacle Treatment Centers, Inc.#	One stop	L + 6.25%	(b)	7.87%	08/2021	9,723	9,600	1.2	9,723
Pinnacle Treatment Centers, Inc.	One stop	P + 5.00%	(e)	9.50%	08/2021	30	29	—	30

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Pinnacle Treatment Centers, Inc.(5)	One stop	L + 6.25%		N/A(6)	08/2021	$—	$(2)	—%	$—
PPT Management Holdings, LLC#*	One stop	P + 5.00%	(e)	9.50%	12/2022	11,682	11,464	1.4	11,449
PPT Management Holdings, LLC	One stop	P + 5.00%	(e)	9.50%	12/2022	135	135	—	132
PPT Management Holdings, LLC	One stop	L + 6.00%	(a)	7.57%	12/2022	100	96	—	96
PPT Management Holdings, LLC	One stop	P + 5.00%	(e)	9.50%	12/2022	38	30	—	31
Premise Health Holding Corp.*	One stop	L + 4.50%	(c)	6.19%	06/2020	1,982	1,982	0.2	1,982
Premise Health Holding Corp.	One stop	L + 4.50%		N/A(6)	06/2020	—	—	—	—
Radiology Partners, Inc.#	One stop	L + 5.75%	(c)(d)	7.59%	12/2023	9,215	9,146	1.1	9,123
Radiology Partners, Inc.	One stop	L + 5.75%	(d)	7.59%	12/2023	9,152	8,969	1.1	9,004
Radiology Partners, Inc.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(3)	—	(2)
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	(c)	6.69%	12/2018	1,135	1,135	0.2	1,135
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	(e)	8.25%	12/2018	87	87	—	87
Riverchase MSO, LLC#*	Senior loan	L + 5.25%	(a)	6.82%	10/2022	4,928	4,867	0.6	4,928
Riverchase MSO, LLC	Senior loan	L + 5.25%	(a)(c)	6.82%	10/2022	37	37	—	37
RXH Buyer Corporation#	One stop	L + 5.75%	(c)	7.44%	09/2021	11,106	10,969	1.4	11,106
RXH Buyer Corporation*	One stop	L + 5.75%	(c)	7.44%	09/2021	1,257	1,249	0.2	1,257
RXH Buyer Corporation	One stop	L + 5.75%	(c)(e)	8.22%	09/2021	70	68	—	70
SLMP, LLC	One stop	L + 6.00%	(a)	7.57%	05/2023	5,640	5,559	0.7	5,640
SLMP, LLC#	One stop	L + 6.00%	(a)	7.57%	05/2023	4,737	4,670	0.6	4,689
SLMP, LLC	One stop	N/A		7.50% PIK	05/2027	109	109	—	114
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	(1)
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(11)	—	—
Spear Education, LLC*	One stop	L + 6.25%	(c)	7.58%	08/2019	3,495	3,486	0.4	3,495
Spear Education, LLC	One stop	L + 6.25%	(c)	7.58%	08/2019	179	179	—	179
Spear Education, LLC	One stop	L + 6.25%		N/A(6)	08/2019	—	—	—	—
Summit Behavioral Healthcare, LLC#	Senior loan	L + 4.75%	(b)	6.37%	10/2023	2,419	2,395	0.3	2,395
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(b)	6.37%	10/2023	9	8	—	8
Summit Behavioral Healthcare, LLC(5)	Senior loan	L + 4.75%		N/A(6)	10/2023	—	(8)	—	(9)
WHCG Management, LLC*	Senior loan	L + 4.75%	(c)	6.44%	03/2023	3,980	3,937	0.5	3,980
WHCG Management, LLC(5)	Senior loan	L + 4.75%		N/A(6)	03/2023	—	(1)	—	—
WHCG Management, LLC(5)	Senior loan	L + 4.75%		N/A(6)	03/2023	—	(23)	—	—
WIRB-Copernicus Group, Inc.#	Senior loan	L + 5.00%	(c)	6.69%	08/2022	9,363	9,291	1.2	9,363
WIRB-Copernicus Group, Inc.	Senior loan	L + 5.00%		N/A(6)	08/2022	—	—	—	—
						292,633	288,670	35.7	289,663
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC*	Senior loan	L + 4.50%	(a)	6.19%	02/2022	355	355	—	356
CST Buyer Company*	One stop	L + 6.25%	(c)	7.75%	03/2023	3,198	3,122	0.4	3,198
CST Buyer Company(5)	One stop	L + 6.25%		N/A(6)	03/2023	—	(1)	—	—
Plano Molding Company, LLC#	One stop	L + 7.50%	(a)	8.99%	05/2021	6,338	6,275	0.7	5,387
						9,891	9,751	1.1	8,941
Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC#*	One stop	L + 5.50%	(a)	7.07%	06/2022	5,032	4,953	0.6	5,032
Aimbridge Hospitality, LLC	One stop	L + 5.50%	(a)	7.07%	06/2022	62	57	—	62
Aimbridge Hospitality, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2022	—	(1)	—	—
						5,094	5,009	0.6	5,094
Insurance
Captive Resources Midco, LLC#*	One stop	L + 6.00%	(a)	7.57%	12/2021	12,906	12,717	1.6	12,712
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(5)	—	(6)
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(15)	—	(15)
Internet Pipeline, Inc.#*	One stop	L + 7.25%	(a)	8.82%	08/2022	10,326	10,187	1.3	10,496

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance - (continued)
Internet Pipeline, Inc.(8)	One stop	L + 6.50%		8.07%	08/2022	$3,595	$3,550	0.4%	$3,587
Internet Pipeline, Inc.#*	One stop	L + 6.25%	(a)	7.74%	08/2022	4,439	4,399	0.5	4,345
Internet Pipeline, Inc.*	One stop	L + 6.25%	(a)	7.74%	08/2022	1,680	1,665	0.2	1,645
Internet Pipeline, Inc.(5)	One stop	L + 7.25%		N/A(6)	08/2021	—	(1)	—	1
RSC Acquisition, Inc.#*	Senior loan	L + 5.25%	(c)	6.94%	11/2022	13,832	13,782	1.7	13,763
RSC Acquisition, Inc.(5)	Senior loan	L + 5.25%		N/A(6)	11/2022	—	(55)	—	(33)
						46,778	46,224	5.7	46,495
Leisure, Amusement, Motion Pictures, Entertainment
NFD Operating, LLC*	One stop	L + 7.00%	(a)	8.36%	06/2021	2,164	2,142	0.3	2,164
NFD Operating, LLC	One stop	L + 7.00%		N/A(6)	06/2021	—	—	—	—
NFD Operating, LLC(5)	One stop	L + 7.00%		N/A(6)	06/2021	—	(1)	—	—
PADI Holdco, Inc.#	One stop	L + 6.50%	(c)	8.20%	04/2023	25,465	25,127	3.1	25,465
PADI Holdco, Inc.	One stop	L + 6.50%	(c)	8.20%	04/2022	49	47	—	49
Self Esteem Brands, LLC#*	Senior loan	L + 4.75%	(a)	6.32%	02/2020	9,454	9,399	1.2	9,454
Teaching Company, The#*	One stop	L + 7.00%	(a)(c)	8.48%	08/2020	12,156	12,107	1.5	12,156
Teaching Company, The	One stop	L + 7.00%	(a)(e)	8.55%	08/2020	80	79	—	80
Titan Fitness, LLC*	One stop	L + 6.50%	(a)	7.86%	09/2019	1,948	1,948	0.2	1,948
Titan Fitness, LLC*	One stop	L + 6.50%	(a)	7.86%	09/2019	294	293	0.1	294
Titan Fitness, LLC#	One stop	L + 6.50%	(a)	7.86%	09/2019	258	258	—	258
Titan Fitness, LLC*	One stop	L + 6.50%	(a)	7.86%	09/2019	139	137	—	139
Titan Fitness, LLC	One stop	L + 6.50%		N/A(6)	09/2019	—	—	—	—
						52,007	51,536	6.4	52,007
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.#	One stop	L + 11.00%	(a)	10.57% cash/2.00% PIK	08/2018	190	190	—	171
Benetech, Inc.	One stop	P + 9.75%	(a)(e)	12.13% cash/2.00% PIK	08/2018	9	9	—	4
						199	199	—	175
Oil and Gas
Drilling Info, Inc.#*	One stop	L + 6.25%	(c)	7.94%	06/2020	26,565	26,347	3.2	26,299
Drilling Info, Inc.	One stop	L + 6.25%		N/A(6)	06/2020	—	—	—	—
						26,565	26,347	3.2	26,299
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.19%	11/2021	4,860	4,829	0.6	4,860
Georgica Pine Clothiers, LLC#	One stop	L + 5.50%	(c)	7.19%	11/2021	425	421	0.1	425
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.19%	11/2021	298	296	—	298
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	7.19%	11/2021	48	47	—	48
IMPLUS Footwear, LLC#	One stop	L + 6.75%	(c)	8.44%	04/2021	13,474	13,370	1.7	13,474
IMPLUS Footwear, LLC#	One stop	L + 6.75%	(c)	8.35%	04/2021	2,372	2,354	0.3	2,372
Massage Envy, LLC*	One stop	L + 6.75%	(b)(e)	8.37%	09/2020	3,144	3,126	0.4	3,144
Massage Envy, LLC*	One stop	L + 6.75%	(c)(e)	8.18%	09/2020	99	99	—	99
Massage Envy, LLC*	One stop	L + 6.75%	(c)(e)	8.24%	09/2020	95	94	—	95
Massage Envy, LLC*	One stop	L + 6.75%	(c)(e)	8.25%	09/2020	71	71	—	71
Massage Envy, LLC*	One stop	L + 6.75%	(c)	8.11%	09/2020	46	45	—	46
Massage Envy, LLC*	One stop	L + 6.75%	(c)(e)	8.35%	09/2020	31	30	—	31
Massage Envy, LLC	One stop	L + 6.75%	(c)	8.44%	09/2020	7	7	—	7
Massage Envy, LLC(5)	One stop	L + 6.75%		N/A(6)	09/2020	—	(1)	—	—
Orthotics Holdings, Inc.#	One stop	L + 6.00%	(a)	7.57%	02/2020	3,685	3,658	0.4	3,611
Orthotics Holdings, Inc.#(8)	One stop	L + 6.00%	(a)	7.57%	02/2020	604	600	0.1	592
Orthotics Holdings, Inc.(8)	One stop	L + 6.00%		N/A(6)	02/2020	—	—	—	—
Orthotics Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	02/2020	—	(4)	—	(2)
Team Technologies Acquisition Company*	Senior loan	L + 5.00%	(c)(e)	6.37%	12/2018	260	259	—	259
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	(c)(e)	6.87%	12/2018	48	48	—	48
Team Technologies Acquisition Company	Senior loan	L + 5.00%		N/A(6)	12/2018	—	—	—	—
						29,567	29,349	3.6	29,478
Personal, Food and Miscellaneous Services
Captain D's, LLC#	Senior loan	L + 4.50%	(a)	5.98%	12/2023	8,238	8,115	1.0	8,155

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services - (continued)
Captain D's, LLC	Senior loan	L + 4.50%	(a)	6.03%	12/2023	$44	$43	—%	$44
Clarkson Eyecare LLC#*	One stop	L + 6.25%	(c)	7.94%	04/2021	17,146	16,971	2.1	16,632
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	7.94%	04/2021	8,508	8,451	1.0	8,252
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	7.94%	04/2021	2,949	2,929	0.4	2,860
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	7.94%	04/2021	2,510	2,494	0.3	2,435
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	7.94%	04/2021	715	669	0.1	693
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	7.94%	04/2021	661	661	0.1	641
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	7.94%	04/2021	488	480	0.1	473
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	7.94%	04/2021	277	273	—	259
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	7.19%	10/2021	1,770	1,737	0.2	1,770
Community Veterinary Partners, LLC*	One stop	L + 5.50%	(c)	7.19%	10/2021	100	98	—	100
PetVet Care Centers LLC#	One stop	L + 6.00%	(c)	7.69%	06/2023	10,955	10,856	1.3	10,955
PetVet Care Centers LLC	One stop	L + 6.00%	(c)	7.55%	06/2023	3,964	3,910	0.5	3,964
PetVet Care Centers LLC	One stop	P + 5.00%	(e)	9.50%	06/2023	250	248	—	250
R.G. Barry Corporation#	Senior loan	L + 5.00%	(a)	6.57%	09/2019	1,200	1,200	0.1	1,200
Southern Veterinary Partners, LLC	One stop	L + 5.00%	(a)	6.57%	06/2020	3,625	3,625	0.4	3,625
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.07%	06/2020	1,581	1,571	0.2	1,581
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.07%	06/2020	1,044	1,044	0.1	1,044
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.07%	06/2020	23	23	—	23
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2020	—	(44)	—	—
Vetcor Professional Practices LLC	One stop	L + 6.00%	(c)	7.69%	04/2021	6,576	6,471	0.8	6,576
Vetcor Professional Practices LLC#*	One stop	L + 6.00%	(c)	7.69%	04/2021	27,206	26,845	3.4	27,206
Vetcor Professional Practices LLC	One stop	L + 6.00%	(c)	7.69%	04/2021	2,354	2,322	0.3	2,354
Vetcor Professional Practices LLC#	One stop	L + 6.00%	(c)	7.69%	04/2021	626	622	0.1	626
Vetcor Professional Practices LLC*	One stop	L + 6.00%	(c)	7.69%	04/2021	621	613	0.1	621
Vetcor Professional Practices LLC*	One stop	L + 6.00%	(c)	7.69%	04/2021	488	488	0.1	488
Vetcor Professional Practices LLC*	One stop	L + 6.00%	(c)	7.69%	04/2021	475	469	0.1	475
Vetcor Professional Practices LLC*	One stop	L + 6.00%	(c)	7.69%	04/2021	187	186	—	187
Vetcor Professional Practices LLC*	One stop	L + 6.00%	(c)	7.69%	04/2021	153	152	—	153
Vetcor Professional Practices LLC	One stop	L + 6.00%	(c)	7.69%	04/2021	133	129	—	133
Vetcor Professional Practices LLC(5)	One stop	L + 6.00%		N/A(6)	04/2021	—	(179)	—	—
Veterinary Specialists of North America, LLC#*	One stop	L + 5.50%	(c)	6.88%	07/2021	3,843	3,807	0.5	3,843
Veterinary Specialists of North America, LLC*	One stop	L + 5.50%	(c)	6.93%	07/2021	230	229	—	230
Veterinary Specialists of North America, LLC*	One stop	L + 5.50%	(c)	6.95%	07/2021	89	88	—	89
Veterinary Specialists of North America, LLC#	One stop	L + 5.50%	(c)	6.91%	07/2021	33	33	—	33
Veterinary Specialists of North America, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2021	—	(1)	—	—
Veterinary Specialists of North America, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2021	—	(6)	—	—
Veterinary Specialists of North America, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2021	—	(15)	—	—
Wetzel's Pretzels, LLC*	One stop	L + 6.75%	(a)	8.11%	09/2021	5,868	5,789	0.7	5,868
Wetzel's Pretzels, LLC(5)	One stop	L + 6.75%		N/A(6)	09/2021	—	(1)	—	—
						114,930	113,395	14.0	113,838
Printing and Publishing
Brandmuscle, Inc.*	Senior loan	L + 5.00%	(c)	6.69%	12/2021	536	532	0.1	540
Marketo, Inc.	One stop	L + 9.50%	(c)	11.19%	08/2021	20,640	20,191	2.5	20,640
Marketo, Inc.(5)	One stop	L + 9.50%		N/A(6)	08/2021	—	(1)	—	—
						21,176	20,722	2.6	21,180
Retail Stores
Batteries Plus Holding Corporation#*	One stop	L + 6.75%	(a)	8.32%	07/2022	11,467	11,315	1.4	11,467
Batteries Plus Holding Corporation(5)	One stop	L + 6.75%		N/A(6)	07/2022	—	(2)	—	—
CVS Holdings I, LP#*	One stop	L + 6.25%	(a)	7.82%	08/2021	17,095	16,901	2.1	17,095
CVS Holdings I, LP#	One stop	L + 6.25%	(a)	7.82%	08/2021	247	243	—	247
CVS Holdings I, LP	One stop	L + 6.25%	(a)	7.82%	08/2021	34	29	—	34
CVS Holdings I, LP(5)	One stop	L + 6.25%		N/A(6)	08/2020	—	(2)	—	—
Cycle Gear, Inc.*	One stop	L + 6.50%	(c)	7.84%	01/2020	7,552	7,499	0.9	7,552
Cycle Gear, Inc.*	One stop	L + 6.50%	(a)	7.86%	01/2020	710	704	0.1	710

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Retail Stores - (continued)
Cycle Gear, Inc.	One stop	L + 6.50%	(a)(c)(e)	7.95%	01/2020	$300	$294	0.1%	$300
DTLR, Inc.#*	One stop	L + 6.50%	(c)	7.87%	08/2022	19,655	19,382	2.4	19,655
Feeders Supply Company, LLC#*	One stop	L + 5.75%	(a)	7.32%	04/2021	4,637	4,597	0.6	4,637
Feeders Supply Company, LLC	Subordinated Debt	N/A		12.50% cash/7.00% PIK	04/2021	56	56	—	56
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
Marshall Retail Group, LLC, The#	One stop	L + 6.00%	(c)	7.34%	08/2020	3,150	3,150	0.4	3,150
Marshall Retail Group, LLC, The	One stop	L + 6.00%		N/A(6)	08/2019	—	—	—	—
Mills Fleet Farm Group LLC#*	One stop	L + 5.50%	(a)	7.07%	02/2022	5,650	5,431	0.7	5,650
Pet Holdings ULC#(8)(10)	One stop	L + 5.50%	(c)	6.84%	07/2022	32,267	31,779	4.0	32,267
Pet Holdings ULC(8)(10)	One stop	L + 5.50%	(a)(c)	6.90%	07/2022	56	55	—	56
Pet Holdings ULC(8)(10)	One stop	P + 4.50%	(e)	9.00%	07/2022	30	28	—	30
PetPeople Enterprises, LLC*	One stop	L + 6.00%	(a)	7.57%	09/2023	2,367	2,339	0.3	2,367
PetPeople Enterprises, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2023	—	(1)	—	—
PetPeople Enterprises, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2023	—	(2)	—	—
						105,273	103,795	13.0	105,273
Telecommunications
NetMotion Wireless Holdings, Inc.*	One stop	L + 6.75%	(c)	8.44%	10/2021	7,034	6,936	0.9	7,034
NetMotion Wireless Holdings, Inc.(5)	One stop	L + 6.75%		N/A(6)	10/2021	—	(1)	—	—
						7,034	6,935	0.9	7,034
Textile and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	(b)	6.42%	10/2022	1,912	1,880	0.2	1,874
SHO Holding I Corporation	Senior loan	L + 4.00%	(a)(b)	5.48%	10/2021	16	16	—	13
						1,928	1,896	0.2	1,887
Utilities
Arcos, LLC*	One stop	L + 6.00%	(c)	7.69%	02/2021	3,411	3,388	0.4	3,411
Arcos, LLC	One stop	L + 6.00%		N/A(6)	02/2021	—	—	—	—
PowerPlan Holdings, Inc.*	Senior loan	L + 5.25%	(a)	6.82%	02/2022	2,515	2,493	0.3	2,515
PowerPlan Holdings, Inc.*	Senior loan	L + 5.25%	(a)	6.82%	02/2022	805	792	0.1	805
						6,731	6,673	0.8	6,731
Total non-controlled/non-affiliate company debt investments						$1,444,253	$1,424,979	176.7%	$1,434,503

Equity investments(11)(12)
Aerospace and Defense
Whitcraft LLC	Common stock	N/A		N/A	N/A	7	$688	0.1%	$592

Automobile
Grease Monkey International, LLC	LLC units	N/A		N/A	N/A	448	448	0.1	448
Polk Acquisition Corp.	LP interest	N/A		N/A	N/A	4	401	—	235
							849	0.1	683
Beverage, Food and Tobacco
Cafe Rio Holding, Inc.	Common stock	N/A		N/A	N/A	3	283	—	283
Global ID Corporation	LLC interest	N/A		N/A	N/A	2	240	0.1	286
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	17	84	—	73
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	8	24	—	21
Purfoods, LLC	LLC interest	N/A		N/A	N/A	355	355	—	371
							986	0.1	1,034
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A		N/A	N/A	—	40	—	49
Flexan, LLC	Common stock	N/A		N/A	N/A	—	—	—	6
							40	—	55
Diversified/Conglomerate Manufacturing
Inventus Power, Inc.	Preferred stock	N/A		N/A	N/A	—	259	—	—
Inventus Power, Inc.	Common stock	N/A		N/A	N/A	—	—	—	—

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing - (continued)
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	$242	—%	$404
						501	—	404
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A	N/A	N/A	374	374	0.1	374
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	30	152	—	199
Bomgar Corporation	Common stock	N/A	N/A	N/A	1	620	0.1	709
Bomgar Corporation	Common stock	N/A	N/A	N/A	415	6	—	75
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	165	—	167
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	154	58	—	133
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	1	597	0.1	616
MMan Acquisition Co.	LP interest	N/A	N/A	N/A	334	334	—	334
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	—	436	0.1	436
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	172	—	172
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	399	0.1	413
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	99	4	—	—
Quickbase, Inc.	Common stock	N/A	N/A	N/A	615	260	0.1	800
Switchfly, Inc.	Warrant	N/A	N/A	N/A	79	114	—	172
Valant Medical Solutions, Inc.	Warrant	N/A	N/A	N/A	6	86	—	86
Verisys Corporation	LLC interest	N/A	N/A	N/A	318	318	0.1	339
Workforce Software, LLC	LLC units	N/A	N/A	N/A	1,309	1,309	0.2	1,555
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	41	33	—	14
						5,437	0.9	6,594
Ecological
Pace Analytical Services, LLC	Common stock	N/A	N/A	N/A	3	302	—	348

Electronics
Diligent Corporation	Preferred stock	N/A	N/A	N/A	535	424	0.1	999
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	82	—	215
SEI, Inc.	LLC units	N/A	N/A	N/A	207	161	0.1	346
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	59	—	—
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	7	—	—
						733	0.2	1,560
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	529	0.1	580
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	419	419	0.1	521
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	596	0.1	524
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	—
BIORECLAMATIONIVT, LLC	LLC units	N/A	N/A	N/A	—	360	0.1	544
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	5,253	525	0.1	630
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	53	5	—	11
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	651	651	0.1	730
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	359	359	—	228
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	81	—	71
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	—	—	—
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	304	—	275
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	3	—	—
G & H Wire Company, Inc	LLC interest	N/A	N/A	N/A	187	187	—	187
Kareo, Inc.	Warrant	N/A	N/A	N/A	27	203	—	70
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	205	—	152
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	—	123	—	110
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	154	154	—	137

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	218	$218	—%	$335
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	216	0.1	214
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	—
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	4	443	—	160
SLMP, LLC	LLC interest	N/A	N/A	N/A	378	378	0.1	403
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	86	—	86
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	281	—	275
						6,334	0.8	6,243
Insurance
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	153	—	189
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	93	2	0.1	305
						155	0.1	494
Leisure, Amusement, Motion Pictures, Entertainment
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	1	539	0.1	542

Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	LLC interest	N/A	N/A	N/A	2	—	—	—
Benetech, Inc.	LLC interest	N/A	N/A	N/A	2	—	—	—
						—	—	—
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	LLC units	N/A	N/A	N/A	9	91	—	107

Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC interest	N/A	N/A	N/A	88	88	—	88
Clarkson Eyecare LLC	LLC units	N/A	N/A	N/A	—	63	—	57
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	1	126	—	162
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	49	—	52
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	52	3	—	63
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	498	234	0.1	273
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	55	55	0.1	754
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	56	—	75
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	149	—	191
						823	0.2	1,715
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	207	—	159

Retail Stores
Batteries Plus Holding Corporation	LP interest	N/A	N/A	N/A	5	505	0.1	688
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	8	111	—	160
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	70	—	34
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	2	179	0.1	208
Feeders Supply Company, LLC	Common stock	N/A	N/A	N/A	—	—	—	124
Pet Holdings ULC(7)(8)	LP interest	N/A	N/A	N/A	222	188	—	235
						1,053	0.2	1,449
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	—	116	—	116
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	68	1	—	190
						117	—	306

Total non-controlled/non-affiliate company equity investments						$18,855	2.8%	$22,285

Total non-controlled/non-affiliate company investments					$1,444,253	$1,443,834	179.5%	$1,456,788

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(13)
Equity investments
Investment Funds and Vehicles
GCIC Senior Loan Fund LLC(8)(15)	LLC interest	N/A	N/A	N/A	55,312	$55,312	6.9%	$56,361

Total controlled affiliate company equity investments						$55,312	6.9%	$56,361

Total controlled affiliate company investments						$55,312	6.9%	$56,361

Total investments					$1,444,253	$1,499,146	186.4%	$1,513,149

Cash and cash equivalents and restricted cash and cash equivalents
Cash and restricted cash						$35,077	4.3%	$35,077
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			1.18% (14)			21	—	21
Total cash and cash equivalents and restricted cash and cash equivalents						$35,098	4.3%	$35,098

Total investments and cash and cash equivalents and restricted cash and cash equivalents						$1,534,244	190.7%	$1,548,247

#	Denotes that all or a portion of the investment collateralizes the Credit Facility (as defined in Note 8).
*	Denotes that all or a portion of the investment secures the notes offered in the GCIC 2016 Debt Securitization (as defined in Note 8).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) or Prime (‘‘P’’) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of December 29, 2017, which was the last business day of the period on which LIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2017, as the loan may have priced or repriced based on an index rate prior to December 29, 2017.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 1.56% as of December 29, 2017.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 1.62% as of December 29, 2017.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 1.69% as of December 29, 2017.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 1.84% as of December 29, 2017.
(e) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 4.50% as of December 29, 2017.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2017.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of December 31, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Loan was on non-accrual status as of December 31, 2017, meaning that the Company has ceased recognizing interest income on the loan.

(8)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2017, total non-qualifying assets at fair value represented 6.3% of the Company’s assets calculated in accordance with the 1940 Act.

(9)	Loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.

(10)	The headquarters of this portfolio company is located in Canada.

(11)	Equity investments are non-income producing securities unless otherwise noted.

(12)	Ownership of certain equity investments may occur through a holding company or partnership.

(13)	The Company holds an equity investment that entitles it to receive preferential dividends.

(14)
As defined in the 1940 Act, the Company is deemed to be both an ‘‘affiliated person’’ of and ‘‘control’’ this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement)("controlled affiliate"). Transactions related to investments in controlled affiliates for the three months ended December 31, 2017 were as follows:

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

Portfolio Company	Fair value as of September 30, 2017	Purchases (cost)	Redemptions (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of December 31, 2017	Net realized gain/(loss)	Interest and fee income	Dividend income
GCIC Senior Loan Fund LLC*	$50,104	$5,513	$—	$—	$744	$56,361	$—	$—	$1,130
Total Controlled Affiliates	$50,104	$5,513	$—	$—	$744	$56,361	$—	$—	$1,130
(f) Together with Aurora National Life Assurance Company ("Aurora"), the Company co-invests through GCIC Senior Loan Fund ("GCIC SLF"). GCIC SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to GCIC SLF must be approved by the GCIC SLF investment committee consisting of two representatives of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). Therefore, although the Company owns more than 25% of the voting securities of GCIC SLF, the Company does not believe that it has control over GCIC SLF for purposes of the 1940 Act or otherwise.

(15)	The Company receives quarterly profit distributions from its equity investment in GCIC Senior Loan Fund LLC. See Note 5. Investments.

(16)	The rate shown is the annualized seven-day yield as of December 31, 2017.

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

(1)
The majority of the investments bear interest at a rate that may be determined by reference to LIBOR or Prime and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of September 30, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of September 29, 2017, which was the last business day of the period on which LIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2017, as the loan may have priced or repriced based on an index rate prior to September 29, 2017.

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

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

(e) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 4.25% as of September 29, 2017.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2017.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

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
(12) As defined in the 1940 Act, the Company is deemed to be both an ‘‘affiliated person’’ of and ‘‘control’’ this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliates for the year ended September 30, 2017 were as follows:

Portfolio Company	Fair value as of September 30, 2016	Purchases (cost)	Redemptions (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of September 30, 2017	Net realized gain/(loss)	Interest and fee income	Dividend income
GCIC Senior Loan Fund LLC*	$47,956	$46,344	$(43,719)	$—	$(477)	$50,104	$—	$732	$3,950
Total Controlled Affiliates	$47,956	$46,344	$(43,719)	$—	$(477)	$50,104	$—	$732	$3,950
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

(13)	The Company receives quarterly profit distributions from its equity investment in GCIC SLF. See Note 5. Investments.

(14)	The rate shown is the annualized seven-day yield as of September 30, 2017.

(15)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.

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

The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting under Articles 6, 10, and 12 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2017, as filed with the U.S. Securities and Exchange Commission (the Commission or the SEC).

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Any changes to the valuation methodology are reviewed by management and the Company’s board of directors (the “Board”) to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See Note 6.

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

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GCIC Holdings LLC (“GCIC Holdings”), GCIC Funding LLC (“GCIC Funding”)and Golub Capital Investment Corporation CLO 2016(M) LLC (“GCIC 2016 Issuer”), in its consolidated financial statements. The Company does not consolidate its non-controlling interest in GCIC SLF. See further description of the Company’s investment in GCIC SLF in Note 5.

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

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

(1)	cash and cash equivalents, fair value of investments, interest receivable, and other assets—at the spot exchange rate on the last business day of the period; and

(2)	purchases and sales of investments, income and expenses—at the exchange rates prevailing on the respective dates of such transactions.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. Fluctuations arising from the translation of assets other than investments are included with the net change in unrealized gains (losses) on translation of assets in foreign currencies on the Consolidated Statements of Operations.

Foreign security and currency transactions may involve certain considerations and risks not typically associated with investing in U.S. companies. These risks include, but are not limited to, currency fluctuations and revaluations and

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2017 and 2016, interest income included $2,026 and $1,390, respectively, of accretion of discounts. For the three months ended December 31, 2017, and 2016 the Company received loan origination fees of $3,172 and $1,664, respectively.

For investments with contractual (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2017 and 2016, the Company recorded PIK income of $468 and $445, respectively, and received PIK payments in cash of $0 and $0, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three months ended December 31, 2017 and 2016, fee income included $386 and $143, respectively, of prepayment premiums, which fees are non-recurring.

For the three months ended December 31, 2017 and 2016, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, of $26,780 and $19,618, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company ("LLC") and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three months ended December 31, 2017, the Company recorded dividend income of $1,132 and return of capital distributions of $217. For the three months ended December 31, 2016, the Company recorded dividend income of $422 and return of capital distributions of $46.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Consolidated Statements of Operations.

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $25 and $311 as of December 31, 2017 and September 30, 2017, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2017 and 2016, no amount was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2017. The Company's tax returns for the 2014 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then stockholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. Shares issued under the DRIP will be issued at a price per share equal to the most recent net asset value (“NAV”) per share as determined by the Board (subject to adjustment to the extent required by Section 23 of the 1940 Act).

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2017 and September 30, 2017, the Company had deferred debt issuance costs of $2,129 and $2,671, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the three months ended December 31, 2017 and 2016 was $553 and $899, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Recent accounting pronouncements:  In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a consensus of FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. The Company adopted the ASU, which did not have a material impact on the Company’s consolidated financial statements. Prior to adoption, the Company presented the change in restricted cash and cash equivalents separately as a cash flow from investing activity. Upon adoption, the Company included the restricted cash and cash equivalents in each of the balances of the cash, cash equivalents and restricted cash and cash equivalents at the beginning of and end of periods and included the change in restricted cash and cash equivalents as part of the net change in cash, cash equivalents and restricted cash and cash equivalents in the Consolidated Statements of Cash Flows and retrospectively restated the three months ended December 31, 2016.

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

As of December 31, 2017 and September 30, 2017, GCIC had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2017		As of September 30, 2017
	Subscriptions	Contributions	Subscriptions	Contributions
GCIC Stockholders	$1,301,643	$749,353	$1,301,643	$716,004
Total	$1,301,643	$749,353	$1,301,643	$716,004

As of December 31, 2017 and September 30, 2017, the ratio of total contributed capital to total capital subscriptions was 57.6% and 55.0%, respectively, and GCIC had uncalled capital commitments of $552,290 and $585,639, respectively. The Investment Adviser has determined not all remaining undrawn commitments to purchase GCIC’s common stock will be drawn prior to a public offering by GCIC or the occurrence of another liquidity event. Therefore, the Company expects to reach agreements from time to time with one or more of its investors to cancel all or a portion of their remaining undrawn commitments.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table summarizes the shares of GCIC common stock issued and outstanding for the three months ended December 31, 2017 and 2016:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares outstanding, September 30, 2016		41,087,178.250	$15.00	$616,307
Issuance of shares (1)	11/21/2016	355,195.794	15.00	5,329
Issuance of shares (1)	12/30/2016	327,120.972	15.00	4,907
Shares issued through DRIP		682,316.766	$15.00	$10,236
Shares outstanding, December 31, 2016		41,769,495.016	$15.00	$626,543

Shares outstanding, September 30, 2017		51,214,683.496	$15.00	$768,220
Issuance of shares	12/01/2017	2,223,285.533	15.00	33,349
Shares issued for capital drawdowns		2,223,285.533	$15.00	$33,349
Issuance of shares (1)	11/27/2017	291,564.353	15.00	4,374
Issuance of shares (1)	12/28/2017	393,201.972	15.00	5,898
Shares issued through DRIP		684,766.325	$15.00	$10,272
Shares outstanding, December 31, 2017		54,122,735.354	$15.00	$811,841

(1)	Shares issued through the DRIP.

Note 4.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GCIC. The Board most recently reapproved the Investment Advisory Agreement in May 2017. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to the lesser of (a) 1.50% or (b) the base management fee of Golub Capital BDC, Inc. (currently 1.375%) in either case on the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents and restricted cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GCIC, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. For periods prior to the earlier of (1) the date of the pricing of an initial public offering or listing on a national securities exchange of the securities of GCIC or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement and as described above. For the three months ended December 31, 2017 and 2016, the base management fees irrevocably waived by the Investment Adviser were $1,360 and $1,035, respectively.

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

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For the three months ended December 31, 2017 and 2016, the Income Incentive Fee incurred was $3,651 and $2,046, respectively.

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

For the three months ended December 31, 2017 and 2016, the Income Incentive Fees irrevocably waived by the Investment Adviser were $798 and $16, respectively.

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

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable for the three months ended December 31, 2017 and 2016. However, in accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15.0% prior to a Liquidity Event (20.0% following a Liquidity Event) of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2017 and 2016, the Company accrued a capital gain incentive fee under GAAP of $385 and $698 respectively, which are included in incentive fee in the Consolidated Statements of Operations. As of December 31, 2017 and September 30, 2017, included in management and incentive fees payable on the Consolidated Statements of Financial Condition were $2,056 and $1,671, respectively, for accruals for capital gain incentive fees under GAAP, none of which were payable pursuant to the Investment Advisory Agreement.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. The Company will deposit one-third of each Incentive Fee payment into an escrow account (the “Escrow Account”) administered by The Bank of New York Mellon (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to December 31, 2020, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of its stockholders. For the three months ended December 31, 2017 and 2016, the Company deposited $836 and $624, respectively, into the Escrow Account. As of December 31, 2017, the Company has made deposits totaling $5,014 into the Escrow Account.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Included in accounts payable and accrued expenses is $495 and $449 as of December 31, 2017 and September 30, 2017, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Company agreed to reimburse the Investment Adviser for the organization and offering costs incurred on its behalf up to an aggregate amount of $700. Organization and offering costs include, among other things, the cost of incorporating the Company, including legal, accounting, regulatory filing and other fees pertaining to the Company’s organization, as well as expenses for the registration and offering of shares of GCIC common stock that were paid by the Investment Adviser on behalf of the Company. As of December 31, 2017 and September 30, 2017, the organization and offering costs incurred by the Company totaled $700 and $700, respectively.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Administrator during the three months ended December 31, 2017 and 2016 were $461 and $262, respectively.

As of December 31, 2017 and September 30, 2017, included in accounts payable and accrued expenses were $850 and $461, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

During the three months ended December 31, 2017 and 2016, the Company sold $22,756 and $23,733, respectively, of investments and unfunded commitments to GCIC SLF at fair value and recognized $195 and $197, respectively, of net realized gains.

On December 30, 2014, the Investment Adviser transferred 666.670 shares of the Company’s common stock acquired in connection with the Company’s formation to GCOP LLC, an affiliate of the Investment Adviser, for $10. In addition, on December 31, 2014, GCOP LLC entered into a $15,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. As of December 31, 2017, the Company has issued 1,004,905.973 shares of its common stock, including through the DRIP, to GCOP LLC in exchange for aggregate capital contributions totaling $15,074.

On December 31, 2014, GEMS Fund, L.P. ("GEMS") entered into a $40,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. In connection with the Company’s acquisition of GCIC Holdings and GCIC Funding from GEMS on December 31, 2014, the Company issued 2,666,666.667 shares of its common stock and entered into an $11,820 short-term unsecured promissory note with GEMS (“GEMS Note”) that matured and was paid-off on March 2, 2015. As of December 31, 2017, the Company has issued 3,380,090.639 shares of its common stock, including through the DRIP, to GEMS in exchange for aggregate capital contributions totaling $50,701.

On February 3, 2015, the Company entered into an unsecured revolving credit facility with the Investment Adviser (the “Revolver”) with a maximum credit limit of $40,000 and expiration date of February 3, 2018. Refer to Note 7 for discussion of the Revolver.

On June 1, 2015, GEMS Fund 4, L.P, a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a subscription agreement, which was subsequently increased to $33,677, to purchase shares of the Company’s common stock in a private placement. As of December 31, 2017, the Company has issued 1,394,954.998 shares of its common stock to GEMS Fund 4, L.P in exchange for aggregate capital contributions totaling $20,924.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

During the three months ended December 31, 2017 and 2016, GCIC SLF incurred an administrative service fee of $54 and $55, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between GCIC SLF and the Administrator.

Note 5.    Investments

Investments as of December 31, 2017 and September 30, 2017 consisted of the following:

	As of December 31, 2017			As of September 30, 2017
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$174,397	$172,417	$172,455	$167,646	$165,642	$165,620
One stop	1,269,800	1,252,506	1,261,992	1,169,007	1,152,979	1,161,275
Subordinated debt	56	56	56	55	55	55
LLC equity interests in GCIC SLF(1)	N/A	55,312	56,361	N/A	49,800	50,104
Equity	N/A	18,855	22,285	N/A	17,733	20,647
Total	$1,444,253	$1,499,146	$1,513,149	$1,336,708	$1,386,209	$1,397,701

(1)	GCIC SLF’s proceeds from the LLC equity interests invested in GCIC SLF were utilized by GCIC SLF to invest in senior secured loans.
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of December 31, 2017		As of September 30, 2017
Amortized Cost:
United States
Mid-Atlantic	$277,168	18.5%	$248,290	17.9%
Midwest	328,023	21.9	358,990	25.9
West	212,701	14.2	181,740	13.1
Southeast	308,614	20.6	286,057	20.6
Southwest	140,376	9.4	122,242	8.8
Northeast	200,214	13.3	156,817	11.3
Canada	32,050	2.1	32,073	2.4
Total	$1,499,146	100.0%	$1,386,209	100.0%

Fair Value:
United States
Mid-Atlantic	$281,837	18.6%	$251,278	18.0%
Midwest	327,206	21.6	358,219	25.6
West	214,990	14.2	184,438	13.2
Southeast	310,935	20.5	288,780	20.7
Southwest	141,605	9.4	122,670	8.8
Northeast	203,988	13.5	159,684	11.4
Canada	32,588	2.2	32,632	2.3
Total	$1,513,149	100.0%	$1,397,701	100.0%

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2017 and September 30, 2017 were as follows:

	As of December 31, 2017			As of September 30, 2017
Amortized Cost:
Aerospace and Defense	$20,276	1.3%		$22,539	1.6%
Automobile	44,958	3.0		58,138	4.2
Beverage, Food and Tobacco	73,333	4.9		69,045	5.0
Broadcasting and Entertainment	686	0.0	*	688	0.0	*
Buildings and Real Estate	49,067	3.3		49,135	3.6
Chemicals, Plastics and Rubber	1,082	0.1		1,075	0.1
Diversified/Conglomerate Manufacturing	44,573	3.0		44,499	3.2
Diversified/Conglomerate Service	343,917	22.9		285,360	20.6
Ecological	18,855	1.3		18,304	1.3
Electronics	127,146	8.5		123,756	8.9
Grocery	121	0.0	*	123	0.0	*
Healthcare, Education and Childcare	295,004	19.7		270,217	19.5
Home and Office Furnishings, Housewares, and Durable Consumer	9,751	0.6		10,187	0.7
Hotels, Motels, Inns, and Gaming	5,009	0.3		11,138	0.8
Insurance	46,379	3.1		32,050	2.3
Investment Funds and Vehicles	55,312	3.7		49,800	3.6
Leisure, Amusement, Motion Pictures, Entertainment	52,075	3.5		52,209	3.8
Mining, Steel, Iron and Non-Precious Metals	199	0.0	*	208	0.0	*
Oil and Gas	26,347	1.8		16,948	1.2
Personal and Non Durable Consumer Products (Mfg. Only)	29,440	2.0		29,474	2.1
Personal, Food and Miscellaneous Services	114,218	7.6		98,161	7.1
Printing and Publishing	20,929	1.4		20,899	1.5
Retail Stores	104,848	7.0		106,377	7.7
Telecommunications	6,935	0.5		7,189	0.5
Textiles and Leather	1,896	0.1		1,898	0.2
Utilities	6,790	0.4		6,792	0.5
Total	$1,499,146	100.0%		$1,386,209	100.0%

* Represents an amount less than 0.1%

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of December 31, 2017			As of September 30, 2017
Fair Value:
Aerospace and Defense	$20,545	1.4%		$22,970	1.7%
Automobile	45,200	3.0		58,724	4.2
Beverage, Food and Tobacco	74,039	4.9		69,322	5.0
Broadcasting and Entertainment	694	0.0	*	694	0.1
Buildings and Real Estate	49,664	3.3		49,333	3.5
Chemicals, Plastics and Rubber	1,104	0.1		1,099	0.1
Diversified/Conglomerate Manufacturing	43,340	2.9		43,639	3.1
Diversified/Conglomerate Service	348,741	23.0		289,884	20.7
Ecological	19,223	1.3		18,700	1.3
Electronics	129,006	8.5		125,426	9.0
Grocery	122	0.0	*	124	0.0	*
Healthcare, Education and Childcare	295,906	19.6		271,283	19.4
Home and Office Furnishings, Housewares, and Durable Consumer	8,941	0.6		9,293	0.7
Hotels, Motels, Inns, and Gaming	5,094	0.3		11,345	0.8
Insurance	46,989	3.1		32,706	2.4
Investment Funds and Vehicles	56,361	3.7		50,104	3.6
Leisure, Amusement, Motion Pictures and Entertainment	52,549	3.5		52,466	3.8
Mining, Steel, Iron and Non-Precious Metals	175	0.0	*	160	0.0	*
Oil and Gas	26,299	1.7		16,919	1.2
Personal and Non-Durable Consumer Products (Mfg. Only)	29,585	2.0		29,624	2.1
Personal, Food and Miscellaneous Services	115,553	7.6		98,359	7.0
Printing and Publishing	21,339	1.4		21,385	1.5
Retail Stores	106,722	7.0		107,958	7.7
Telecommunications	7,034	0.5		7,278	0.5
Textiles and Leather	1,887	0.1		1,932	0.1
Utilities	7,037	0.5		6,974	0.5
Total	$1,513,149	100.0%		$1,397,701	100.0%
* Represents an amount less than 0.1%.
GCIC Senior Loan Fund LLC:

The Company co-invests with Aurora, a wholly-owned subsidiary of RGA Reinsurance Company, in senior secured loans through GCIC SLF, an unconsolidated Delaware LLC. GCIC SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of GCIC SLF must be approved by the GCIC SLF investment committee consisting of two representatives of each of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). GCIC SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by GCIC SLF are measured at fair value by GCIC SLF using the same valuation methodologies as described in Note 6.

As of December 31, 2017, GCIC SLF was capitalized by LLC equity interest subscriptions from its members. On December 14, 2016, the GCIC SLF investment committee approved the recapitalization of the commitments of GCIC SLF's members. On December 30, 2016, GCIC SLF’s members entered into additional LLC equity interest subscriptions totaling $100,000, GCIC SLF issued capital calls to the Company and Aurora totaling $39,905 and the subordinated notes previously issued by GCIC SLF were redeemed and terminated. As of December 31, 2017 and September 30, 2017, the Company and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests of GCIC SLF. GCIC SLF’s profits and losses are allocated to the Company and Aurora in accordance with their respective ownership interests.

GCIC SLF has entered into a senior secured revolving credit facility (as amended, the “GCIC SLF Credit Facility”) with Wells Fargo Bank, N.A. through its wholly-owned subsidiary GCIC Senior Loan Fund II LLC (“GCIC SLF II”), which as of December 31, 2017 allowed GCIC SLF II to borrow up to $150,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of December 31, 2017 and September 30, 2017, GCIC SLF had the following commitments from its members (in the aggregate):

	As of December 31, 2017		As of September 30, 2017
	Committed	Funded(1)	Committed	Funded(1)
LLC equity commitments	$125,000	$63,214	$125,000	$56,914
Total	$125,000	$63,214	$125,000	$56,914

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
As of December 31, 2017 and September 30, 2017, GCIC SLF had total assets at fair value of $177,039 and $164,551, respectively. As of December 31, 2017 and September 30, 2017, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of December 31, 2017 and September 30, 2017, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $14,026 and $10,020 respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of December 31, 2017 and September 30, 2017:

	As of	As of
	December 31, 2017	September 30, 2017
Senior secured loans (1)	$174,708	$162,815
Weighted average current interest rate on senior secured loans (2)	6.8%	6.4%
Number of borrowers in GCIC SLF	40	40
Largest portfolio company investments (1)	$8,904	$8,928
Total of five largest portfolio company investments (1)	$39,415	$39,540

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of December 31, 2017
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.4%	$1,348	$1,354
1A Smart Start LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.2	598	599
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.1	5,985	5,985
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.1	239	239
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.3	2,816	2,816
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	6.2	5,285	5,285
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.4	4,023	4,019
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.9	2,044	2,003
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.9	1,030	1,009
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.2	2,090	2,090
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.2	1,051	1,051
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.2	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.2	40	40
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	5.4	4,863	4,867
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.9	3,086	3,092
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.7	1,241	1,235
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.9	638	640
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	217	218
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.9	97	97
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	93	93
Elite Sportswear, L.P. (4)	Retail Stores	Senior loan	03/2020	N/A(5)	—	(2)
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.2	2,103	2,103
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.4	2,683	2,683
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.4	745	745
Flexan, LLC (3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.0	125	125
G & H Wire Company, Inc (3)	Healthcare, Education and Childcare	Senior loan	09/2023	7.2	5,985	5,985
Gamma Technologies, LLC (3)	Electronics	Senior loan	06/2021	6.3	4,400	4,400
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	8.2	4,989	4,989
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	1,973	1,973
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.6	103	103
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.6	55	55
Mills Fleet Farm Group LLC (3)	Retail Stores	Senior loan	02/2022	7.1	6,000	6,000
Park Place Technologies LLC (3)	Electronics	Senior loan	06/2022	6.7	5,992	5,992
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.6	5,001	5,001
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	6.6	8,276	8,110
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.9	80	78
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.6	53	52
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	6.8	7,126	7,126
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	6.2	5,910	5,910
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.1	2,470	2,470
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.1	167	167
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.1	149	149
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	9.8	27	27
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	12/2023	7.6	8,097	8,016
Radiology Partners, Inc. (3)(4)	Healthcare, Education and Childcare	Senior loan	12/2023	N/A(5)	—	(3)

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of December 31, 2017 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.9%	$3,314	$3,298
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.2	15	15
Rubio's Restaurants, Inc (MRCC)	Beverage, Food and Tobacco	Senior loan	11/2018	6.4	1,672	1,672
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.8	1,466	1,466
Saldon Holdings, Inc. (3)	Diversified/Conglomerate Service	Senior loan	09/2022	6.0	1,958	1,958
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.3	3,292	3,292
SEI, Inc. (3)	Electronics	Senior loan	07/2021	6.3	5,204	5,204
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.3	6,291	6,291
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	6.4	7,828	7,825
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.6	1,076	1,080
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.2	5,233	4,972
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.2	413	393
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.2	412	392
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.2	411	391
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.2	410	390
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A(5)	—	(35)
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.4	6,000	5,940
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.4	21	20
Summit Behavioral Healthcare, LLC (3)(4)	Healthcare, Education and Childcare	Senior loan	10/2023	N/A(5)	—	(22)
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	7.9	703	698
Tate's Bake Shop, Inc. (4)	Beverage, Food and Tobacco	Senior loan	08/2019	N/A(5)	—	(1)
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	1,094	1,094
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.4	855	855
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	161	161
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	59	59
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.9	3,883	3,883
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	6.2	11	10
Vendor Credentialing Service LLC (3)	Diversified/Conglomerate Service	Senior loan	11/2021	7.6	5,970	5,970
WHCG Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	03/2023	6.4	2,196	2,196
WIRB-Copernicus Group, Inc.	Healthcare, Education and Childcare	Senior loan	08/2022	6.7	5,408	5,408
					$174,708	$173,920

(1)	Represents the weighted average annual current interest rate as of December 31, 2017. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded as of December 31, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of September 30, 2017 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.1%	$15	$15
Rubio's Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	11/2018	6.1	1,676	1,676
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.6	1,501	1,501
Saldon Holdings, Inc. (3)	Diversified/Conglomerate Service	Senior loan	09/2022	5.8	2,028	2,003
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.0	3,301	3,301
SEI, Inc. (3)	Electronics	Senior loan	07/2021	6.0	5,217	5,217
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.0	6,443	6,443
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	6.1	7,848	7,844
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.2	1,079	1,083
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	5,291	4,603
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	418	364
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	417	363
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	416	362
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	415	361
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (5)	—	(90)
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.3	705	705
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.6	1,097	1,097
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	859	859
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	165	165
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	61	61
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.6	3,892	3,892
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.8	22	21
Vendor Credentialing Service LLC (3)	Diversified/Conglomerate Service	Senior loan	11/2021	7.2	5,985	5,985
WHCG Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	03/2023	6.1	2,202	2,202
WIRB-Copernicus Group, Inc.	Healthcare, Education and Childcare	Senior loan	08/2022	6.3	5,421	5,421
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	751	751
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	23	23
					$162,815	$161,522

(1)	Represents the weighted average annual current interest rate as of September 30, 2017. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at September 30, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of December 31, 2017 and September 30, 2017, the Company has committed to fund $109,375 and $109,375 of LLC equity interest subscriptions to GCIC SLF, respectively. As of December 31, 2017 and September 30, 2017, $55,312 and $49,800, respectively, of the Company's LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the three months ended December 31, 2017 and 2016, the Company received $1,130 and $421, respectively, in dividend income from the GCIC SLF LLC equity interests.

On December 30, 2016, GCIC SLF issued a capital call in an aggregate amount of $39,905 the proceeds of which were used to redeem in full the outstanding balance on the subordinated notes previously issued by GCIC SLF and terminate all remaining subordinated note commitments. For the three months ended December 31, 2017 and 2016, the Company earned interest income on the subordinated notes of $0 and $732, respectively.

See below for certain summarized financial information for GCIC SLF as of December 31, 2017 and September 30, 2017 and for the three months ended December 31, 2017 and 2016:

	As of	As of
	December 31, 2017	September 30, 2017
Selected Balance Sheet Information:
Investments, at fair value	$173,920	$161,522
Cash and other assets	3,119	3,029
Total assets	$177,039	$164,551
Senior credit facility	$113,250	$108,150
Unamortized debt issuance costs	(1,043)	(1,199)
Other liabilities	419	338
Total liabilities	112,626	107,289
Members’ equity	64,413	57,262
Total liabilities and members' equity	$177,039	$164,551

	Three months ended December 31,
	2017	2016
Selected Statement of Operations Information:
Interest income	$2,811	$2,441
Fee income	7	—
Total investment income	2,818	2,441
Interest and other debt financing expenses	1,193	1,713
Administrative service fee	54	55
Other expenses	34	24
Total expenses	1,281	1,792
Net investment income	1,537	649
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	605	62
Net increase in members' equity	$2,142	$711

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2017 and 2016. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2017 and September 30, 2017, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV per share (or its equivalent) of the underlying investment company as a practical expedient, were valued using Level 3 inputs.

When determining fair value of Level 3 debt and equity investments, the Company may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA may include pro forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2017 and September 30, 2017:

As of December 31, 2017	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,434,503	$1,434,503
Equity investments(1)	—	—	22,285	22,285
Money market funds(1)(2)	21	—	—	21
Investment measured at NAV(3)(4)	—	—	—	56,361
Total assets, at fair value:	$21	$—	$1,456,788	$1,513,170

As of September 30, 2017	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,326,950	$1,326,950
Equity investments(1)	—	—	20,647	20,647
Money market funds(1)(2)	3,644	—	—	3,644
Investment measured at NAV(3)(4)	—	—	—	50,104
Total assets, at fair value:	$3,644	$—	$1,347,597	$1,401,345

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

(3)
Certain investments that are measured at fair value using the NAV per share (or its equivalent) of the underlying investment company as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Financial Condition.

(4)	Represents the Company's investment in LLC equity interest in GCIC SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2017 and 2016 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of December 31, 2017 and 2016 was $1,947 and $3,987, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2017 and 2016:

	For the three months ended December 31, 2017
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,326,950	$20,647	$1,347,597
Net change in unrealized appreciation (depreciation) on investments	1,250	517	1,767
Realized gain (loss) on investments	(562)	113	(449)
Funding of (proceeds from) revolving loans, net	(851)	—	(851)
Fundings of investments	195,576	1,397	196,973
PIK interest	456	—	456
Proceeds from principal payments and sales of portfolio investments	(90,342)	(389)	(90,731)
Accretion of discounts and amortization of premiums	2,026	—	2,026
Fair value, end of period	$1,434,503	$22,285	$1,456,788

	For the three months ended December 31, 2016
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,042,600	$14,071	$1,056,671
Net change in unrealized appreciation (depreciation) on investments	2,520	858	3,378
Realized gain (loss) on investments	197	—	197
Funding of (proceeds from) revolving loans, net	601	—	601
Fundings of investments	94,225	157	94,382
PIK interest	431	—	431
Proceeds from principal payments and sales of portfolio investments	(65,292)	(46)	(65,338)
Noncash proceeds from subordinated notes in GCIC SLF principal payments	(34,917)	—	(34,917)
Accretion of discounts and amortization of premiums	1,390	—	1,390
Fair value, end of period	$1,041,755	$15,040	$1,056,795

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2017 and September 30, 2017:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)	$164,273	Market rate approach	Market interest rate	5.5% - 11.0% (7.0%)
		Market comparable companies	EBITDA multiples	5.0x - 15.0x (11.5x)
	8,182	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(2)	$1,261,967	Market rate approach	Market interest rate	2.3% - 39.5% (8.3%)
		Market comparable companies	EBITDA multiples (3)	4.5x - 35.0x (13.6x)
			Revenue multiples (3)	2.0x - 7.5x (5.2x)
Subordinated debt(1)	$56	Market rate approach	Market interest rate	19.5%
		Market comparable companies	EBITDA multiples	11.5x
Equity (4)	$22,285	Market comparable companies	EBITDA multiples(5)	3.7x - 28.7x (13.7x)
			Revenue multiples(5)	2.7x - 5.0x (4.0x)

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of December 31, 2017 was determined using the market rate approach.

(2)	Excludes $25 of non-accrual loans at fair value, which the Company valued on a liquidation basis.

(3)	The Company valued $1,174,946 and $87,021 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(4)	Excludes $56,361 of LLC equity interests in GCIC SLF at fair value, which the Company valued using the NAV.

(5)	The Company valued $20,341 and $1,944 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans (1)	$157,645	Market rate approach	Market interest rate	5.3% - 12.8% (7.0%)
		Market comparable companies	EBITDA multiples	5.0x - 17.5x (11.9x)
	7,975	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans (1)(2)	$1,160,964	Market rate approach	Market interest rate	2.3% - 39.5% (8.0%)
		Market comparable companies	EBITDA multiples (3)	4.0x - 35.0x (13.3x)
			Revenue multiples (3)	2.0x - 7.5x (5.1x)
Subordinated debt (1)	$55	Market rate approach	Market interest rate	19.5%
		Market comparable companies	EBITDA multiples	11.0x
Equity (4)	$20,647	Market comparable companies	EBITDA multiples (5)	4.0x - 28.7x (13.6x)
			Revenue multiples (5)	3.5x - 5.8x (4.2x)

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

The following are the carrying values and fair values of the Company’s debt as of December 31, 2017 and September 30, 2017. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of December 31, 2017		As of September 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$724,550	$724,550	$670,200	$670,200

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2017, the Company’s asset coverage for borrowed amounts was 211.7%.

Debt Securitization: On August 16, 2016, the Company completed a $410,086 term debt securitization (the “GCIC 2016 Debt Securitization”). The notes (“GCIC 2016 Notes”) offered in the GCIC 2016 Debt Securitization were issued by the GCIC 2016 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the GCIC 2016 Issuer. The GCIC 2016 Debt Securitization consists of $220,000 of Aaa/AAA Class A GCIC 2016 Notes and $32,500 of Aa1 Class B GCIC 2016 Notes. In partial consideration for the loans transferred to the GCIC 2016 Issuer as part of the GCIC 2016 Debt Securitization, the Company received $42,300 of Class C GCIC 2016 Notes, $28,600 of Class D GCIC 2016 Notes and $86,686 of LLC equity interests in the GCIC 2016 Issuer. The Company retained all of the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests totaling $42,300, $28,600 and $86,686, respectively. The Class A and Class B GCIC 2016 Notes are included in the December 31, 2017 and September 30, 2017 Consolidated Statements of Financial Condition as debt of the Company. As of December 31, 2017 and September 30, 2017, the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests were eliminated in consolidation.

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

As of December 31, 2017 and September 30, 2017, there were 100 and 99 portfolio companies with a total fair value of $394,291 and $389,204, respectively, securing the GCIC 2016 Notes. The pool of loans in the GCIC 2016 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GCIC 2016 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of December 31, 2017 based on the last interest rate reset was 1.4%. For the three months ended December 31, 2017 and 2016, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2016 Debt Securitization were as follows:

	For the three months ended December 31,
	2017	2016
Stated interest expense	$2,337	$1,954
Amortization of debt issuance costs	193	191
Total interest and other debt financing expenses	$2,530	$2,145
Cash paid for interest expense	$2,305	$—
Annualized average stated interest rate	3.7%	3.1%
Average outstanding balance	$252,500	$252,500

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of December 31, 2017, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A and B GCIC 2016 Notes were as follows:

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

Revolving Credit Facility: On December 31, 2014, as part of the Company’s acquisition of GCIC Funding as part of its formation transactions, the Company and GCIC Funding entered into an amendment to the senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent and lender, which as of December 31, 2017 allowed GCIC Funding to borrow up to $420,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Through a series of amendments, most recently on August 30, 2017, the Company and GCIC Funding amended the Credit Facility to, among other things, extend the expiration of the reinvestment period to August 29, 2018, during which period GCIC Funding, subject to certain conditions, may make borrowings under the facility and extend the stated maturity date to August 30, 2022.

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

As of December 31, 2017 and September 30, 2017, the Company had outstanding debt under the Credit Facility of $397,050 and $342,700, respectively. For the three months ended December 31, 2017 and 2016, the Company had

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

borrowings on the Credit Facility of $129,750 and $72,650, respectively, and repayments on the Credit Facility of $75,400 and $75,200, respectively.

For the three months ended December 31, 2017 and 2016, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended December 31,
	2017	2016
Stated interest expense	$3,368	$1,355
Facility fees	68	300
Amortization of debt issuance costs	280	636
Total interest and other debt financing expenses	$3,716	$2,291
Cash paid for interest expense and facility fees	$3,209	$1,596
Annualized average stated interest rate	3.6%	2.9%
Average outstanding balance	$366,799	$185,732

Revolver: On February 3, 2015, the Company entered into the Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of February 3, 2018. See Note 12. The Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”), which was 1.5% as of December 31, 2017. As of December 31, 2017 and September 30, 2017, the Company had no outstanding debt under the Revolver. For the three months ended December 31, 2017 and 2016, the Company had no borrowings and no repayments on the Revolver.

SMBC Revolver: On May 17, 2016, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation (the “SMBC Revolver”), which as of December 31, 2017 allowed GCIC to borrow up to $75,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of May 17, 2018.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of December 31, 2017 and September 30, 2017, the Company had outstanding debt under the SMBC Revolver of $75,000 and $75,000, respectively. For the three months ended December 31, 2017 and 2016, the Company had no borrowings and no repayments on the SMBC Revolver. For the three months ended December 31, 2017 and 2016, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

	For the three months ended December 31,
	2017	2016
Stated interest expense	$553	$414
Amortization of debt issuance costs	80	72
Total interest and other debt financing expenses	$633	$486
Cash paid for interest expense	$555	$434
Annualized average stated interest rate	2.9%	2.2%
Average outstanding balance	$75,000	$75,000

The Company’s average total debt outstanding (including the debt under the Credit Facility, Revolver, SMBC Revolver, and GCIC 2016 Debt Securitization) the three months ended December 31, 2017 and 2016 was $694,299 and $513,232, respectively.

For the three months ended December 31, 2017 and 2016, the effective annualized average interest rate, which includes amortization of debt issuance costs and non-usage facility fees, on the Company’s total debt outstanding was 3.9% and 3.8%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2017 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2016 Debt Securitization	$252,500	$—	$—	$—	$252,500
Credit Facility	397,050	—	—	397,050	—
SMBC Revolver	75,000	75,000	—	—	—
Revolver	—	—	—	—	—
Total borrowings	$724,550	$75,000	$—	$397,050	$252,500

Note 8.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $155,343 and $133,566 under various undrawn revolvers and other credit facilities as of December 31, 2017 and September 30, 2017, respectively. In addition, as described in Note 5, the Company had commitments of up to $54,063 and $59,575 to GCIC SLF as of December 31, 2017 and September 30, 2017, respectively, that may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

There were no commitments outstanding for derivative contracts as of December 31, 2017 and September 30, 2017. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2017	2016
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income	(0.31)	(0.35)
From capital gains	(0.03)	(0.00)	(3)
Net investment income	0.30	0.26
Net realized gain (loss) on investments and foreign currency transactions	(0.01)	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	0.05	0.09
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	2.29%	2.37%
Number of common shares outstanding	54,122,735.354	41,769,495.016

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2017	2016
Ratio of net investment income to average net assets*	8.03%	6.94%
Ratio of total expenses to average net assets (5)*	7.10%	6.58%
Ratio of management fee waiver to average net assets *	(0.69)%	(0.67)%
Ratio of incentive fee waiver to average net assets	(0.10)%	(0.00)%
Ratio of net expenses to average net assets (5)*	6.31%	5.91%
Ratio of incentive fees to average net assets	0.52%	0.44%
Ratio of total expenses (without incentive fees, incentive fee waiver and management fee waiver) to average net assets(5)*	6.58%	6.14%
Net assets at end of period	$811,841	$626,543
Average debt outstanding	$694,299	$513,232
Average debt outstanding per share	$12.83	$12.29
Portfolio Turnover*	20.34%	23.90%
Asset coverage ratio(6)	211.68%	220.15%
Asset coverage ratio per unit(7)	$2,117	$2,202
Average market value per unit (8):
2016 Debt Securitization	N/A	N/A
Credit Facility	N/A	N/A
SMBC Revolver	N/A	N/A
Revolver	N/A	N/A
GEMS Note	N/A	N/A

* Annualized for a period less than one year.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.

(3)	Represents an amount less than $0.01 per share.

(4)	Total return based on net asset value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(5)	Expenses, other than incentive fees, are annualized for a period less than one year.

(6)
In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

(7)
Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollars amounts per $1,000 of indebtedness.

(8)	Not applicable because such senior securities are not registered for public trading.

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2017 and 2016:

	Three months ended December 31,
	2017	2016
Earnings available to stockholders	$17,814	$14,580
Basic and diluted weighted average shares outstanding	52,091,851	41,252,583
Basic and diluted earnings per share	$0.34	$0.35

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended December 31, 2017 and 2016:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Cash Distribution	DRIP Shares Value	DRIP Shares Issued

For the three months ended December 31, 2017
08/02/2017	10/23/2017	12/28/2017	51,214,683.496	$0.1122	$2,692	$3,053	203,562.960
11/17/2017	11/24/2017	12/28/2017	51,214,683.496	$0.1045	$2,508	$2,845	189,639.012
11/17/2017	12/26/2017	02/26/2018	53,729,533.382	$0.1250	$3,140	$3,576	N/A(1)
For the three months ended December 31, 2016
08/03/2016	10/24/2016	12/30/2016	41,087,178.250	$0.0729	$1,366	$1,627	108,467.710
11/14/2016	11/18/2016	12/30/2016	41,087,178.250	$0.1469	$2,754	$3,280	218,653.262
11/14/2016	12/26/2016	02/27/2017	41,442,374.044	$0.1340	$2,563	$2,990	N/A(2)

(1)	The DRIP shares were not issued as of December 31, 2017.

(2)	The DRIP shares were not issued as of December 31, 2016. On February 27, 2017, the Company issued 199,352.082 shares of common stock through the DRIP.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 9, 2018, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On November 17, 2017 and February 6, 2018, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 23, 2018	February 26, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2018 through January 31, 2018 per share
February 23, 2018	May 23, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2018 through February 28, 2018 per share
March 30, 2018	May 23, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2018 through March 31, 2018 per share
April 27, 2018	July 24, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2018 through April 30, 2018 per share

On January 1, 2018, the Company reached agreements to cancel undrawn subscriptions totaling $55,806 in the aggregate.

The Company issued capital calls to stockholders that were due on January 29, 2018, which are summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of shares	1/29/2018	1,407,782.320	$15.00	$21,117

On February 7, 2018, GCIC entered into an amendment to the Revolver to extend the maturity date to February 5, 2021. No other terms of the Revolver changed pursuant to such amendment.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” ”predict,” “potential,” “plan” or similar words. The forward looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this quarterly report on Form 10-Q and as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2017.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $20.0 billion in capital under management as of December 31, 2017, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of December 31, 2017 and September 30, 2017, our portfolio at fair value was comprised of the following:

	As of December 31, 2017		As of September 30, 2017
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$172,455	11.4%	$165,620	11.8%
One stop	1,261,992	83.4	1,161,275	83.1
Subordinated debt	56	0.0 *	55	0.0 *
LLC equity interests in GCIC SLF(1)	56,361	3.7	50,104	3.6
Equity	22,285	1.5	20,647	1.5
Total	$1,513,149	100.0%	$1,397,701	100.0%

* Represents an amount less than 0.1%

(1)	Proceeds from the limited liability company, or LLC, equity interests invested in GCIC SLF were utilized by GCIC SLF to invest in senior secured loans.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2017 and September 30, 2017, one stop loans included $87.0 million and $67.7 million, respectively, of late stage lending loans at fair value.

As of December 31, 2017 and September 30, 2017, we had debt and equity investments in 173 and 167 portfolio companies, respectively, and an investment in GCIC Senior Loan Fund LLC, or GCIC SLF.

The weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, for the three months ended December 31, 2017 and 2016 was as follows:

	For the three months ended December 31,
	2017	2016
Weighted average annualized income yield(1)(3)	7.9%	7.6%
Weighted average annualized investment income yield(2)(3)	8.4%	8.1%

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

(3)
For the three months ending December 31, 2017, weighted average annualized income yield and weighted average annualized investment income yield do not reflect interest income from subordinated notes in GCIC SLF, which were redeemed on December 30, 2016.

The total return, based on the change in the net asset value, or NAV, per share and assuming distributions were reinvested in accordance with the dividend reinvestment plan, or DRIP, for the three months ended December 31, 2017 and 2016, was 2.29% and 2.37%, respectively. The total return does not include sales load.

As of December 31, 2017, GCIC has earned an inception-to-date internal rate of return, or IRR, of 8.8% for stockholders taken as a whole. For the three months ended December 31, 2017 and 2016, GCIC has earned an annual IRR of 9.4% and 9.6%, respectively, for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ NAV at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Consolidated Statements of Operations.

Significant U.S. federal tax reform legislation was recently enacted that, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable reporting period. Although we do not expect any material, negative impact on us and our portfolio companies as a result of this legislation, we are continuing to evaluate.

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

•	transfer agent, dividend agent and custodial fees and expenses;

•	U.S. federal and state registration and franchise fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs associated with individual or group stockholders;

•	costs associated with compliance under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;

•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or the Administrator in connection with administering our business.

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

Recent Developments

On November 17, 2017 and February 6, 2018, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 23, 2018	February 26, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period January 1, 2018 through January 31, 2018 per share
February 23, 2018	May 23, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2018 through February 28, 2018 per share
March 30, 2018	May 23, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2018 through March 31, 2018 per share
April 27, 2018	July 24, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2018 through April 30, 2018 per share

On January 1, 2018, we reached agreements to cancel undrawn subscriptions totaling $55.8 million in the aggregate.

On January 19, 2018, we issued capital calls to stockholders that were due on January 29, 2018, which are summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
				(In thousands)
Issuance of shares	1/29/2018	1,407,782.320	$15.00	$21,117

On February 7, 2018, we entered into an amendment to the Revolver to extend the maturity date to February 5, 2021. No other terms of the Revolver changed pursuant to such amendment.

Consolidated Results of Operations

Consolidated operating results for for the three months ended December 31, 2017 and 2016 are as follows:

	For the three months ended December 31,		Variances
	2017	2016	2017 vs. 2016
	(In thousands)
Interest income	$27,045	$19,359	$7,686
Income from accretion of discounts and origination fees	2,026	1,390	636
Interest and dividend income from investments in GCIC SLF (1)	1,130	1,153	(23)
Dividend income	2	1	1
Fee income	391	146	245
Total investment income	30,594	22,049	8,545
Net expenses	14,813	11,245	3,568
Net investment income	15,781	10,804	4,977
Net realized gain (loss) on investments and foreign currency transactions	(486)	197	(683)
Net change in unrealized appreciation (depreciation) on investments and translation of assets in foreign currencies	2,519	3,579	(1,060)
Net increase in net assets resulting from operations	$17,814	$14,580	$3,234
Average earning debt investments, at fair value	$1,374,161	$1,017,973	$356,188
Average investment in subordinated notes of GCIC SLF, at fair value	—	34,157	(34,157)
Average earning portfolio company investments, at fair value (2)	$1,374,161	$1,052,130	$322,031

(1)
For the three months ended December 31, 2016, the investments in GCIC SLF include our investments in both subordinated notes (prior to their redemption by GCIC SLF on December 30, 2016) and LLC equity interests in GCIC SLF.

(2)	Does not include our investment in LLC equity interests in GCIC SLF.
Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

As we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from December 31, 2016 to December 31, 2017. As a result, quarterly comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended December 31, 2016 to the three months ended December 31, 2017 by $8.5 million primarily as a result of an increase in the average earning debt investment balance, which is the average balance of accruing loans, in our investment portfolio of $322.0 million and increases in prepayment fee income and accretion of discounts resulting from increased debt investment payoffs.

The annualized income yield by debt security type for the three months ended December 31, 2017 and 2016 was as follows:

	For the three months ended December 31,
	2017	2016
Senior secured	6.5%	6.2%
One stop	8.1%	7.8%
Subordinated debt (1)	19.8%	19.8%
Subordinated notes in GCIC SLF (2)	N/A	8.5%

(1)	Represents one portfolio company investment.

(2)	GCIC SLF’s proceeds from the subordinated notes were utilized by GCIC SLF to invest in senior secured loans. GCIC SLF redeemed the outstanding balance on the subordinated notes on December 30, 2016.
Annualized income yields on senior secured and one stop loans have increased for the three months ended December 31, 2017 compared to the three months ended December 31, 2016 primarily due to the rise in the London Interbank Offered Rate, or LIBOR. As of December 31, 2017, we have one subordinated debt investment as shown in the Consolidated Schedule of Investments.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2017 and 2016:

	For the three months ended December 31,		Variances
	2017	2016	2017 vs. 2016
	(In thousands)
Interest and other debt financing expenses	$6,326	$4,023	$2,303
Amortization of debt issuance costs	553	899	(346)
Base management fee, net of waiver	3,626	2,761	865
Income Incentive Fee, net of waiver	2,853	2,030	823
Capital gain incentive fee accrued under GAAP	385	698	(313)
Professional fees	522	442	80
Administrative service fee	495	362	133
General and administrative expenses	53	30	23
Total expenses	$14,813	$11,245	$3,568
Average debt outstanding	$694,299	$513,232	$181,067

Interest Expense

Interest and other debt financing expenses increased by $2.3 million from the three months ended December 31, 2016 to the three months ended December 31, 2017 primarily due to an increase in the weighted average of outstanding borrowings from $513.2 million for the three months ended December 31, 2016 to $694.3 million for the three months ended December 31, 2017 and an increase in LIBOR, which is the index that determines the interest rate on our floating rate liabilities. The increase in our weighted average debt outstanding was driven by an increase in the weighted average debt outstanding balance under the Credit Facility from $185.7 million for the three months ended December 31, 2016 to $366.8 million for the three months ended December 31, 2017. The effective annualized average interest rate on our outstanding debt increased to 3.9% for the three months ended December 31, 2017 from 3.8% for the three months ended December 31, 2016 primarily due to the increase in LIBOR, which was offset by a decrease in amortization of debt issuance costs.

Management Fees

The base management fee increased as a result of a sequential increase in average assets from the three months ended December 31, 2016 to the three months ended December 31, 2017.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $0.8 million from three months ended December 31, 2017 to the three months ended December 31, 2016 primarily as a result of the $322.0 million increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined below). For the three months ended December 31, 2017 and 2016, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee earned by GC Advisors as a percentage of Pre-Incentive Fee Net Investment Income. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash.

In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement.

We recorded an accrual for capital gain incentive fee under GAAP of $0.4 million or $0.01 per share, for the three months ended December 31, 2017, and $0.7 million, or $0.02 per share, for the three months ended December 31, 2016, respectively. The decrease in the accrual for capital gain incentive fee under GAAP for the three months ended December 31, 2017 from the three months ended December 31, 2016 was primarily the result of decreased unrealized appreciation on portfolio company investments and the realized loss on the write off of one non-accrual portfolio company investment. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.
As of December 31, 2017 and September 30, 2017, the cumulative capital gain incentive fee accrual in accordance with GAAP was $2,056 and $1,671, respectively, of which $0 and $0, respectively, was payable as a Capital Gain Incentive Fee pursuant to the Investment Advisory Agreement.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.2 million from the three months ended December 31, 2016 to the three months ended December 31, 2017 . These increases are associated with increased costs to service a growing portfolio. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three months ended December 31, 2017 and 2016 were $0.5 million and $0.3 million, respectively.

As of December 31, 2017 and September 30, 2017, included in accounts payable and accrued expenses were $0.4 million and $0.5 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended December 31,		Variances
	2017	2016	2017 vs. 2016
	(In thousands)
Net realized gain (loss) on investments	$(449)	$197	$(646)
Foreign currency transactions	(37)	—	(37)
Net realized gain (loss) on investments and foreign currency transactions	(486)	197	(683)
Unrealized appreciation on investments	6,360	6,022	338
Unrealized (depreciation) on investments	(4,593)	(2,644)	(1,949)
Unrealized appreciation on investments in GCIC SLF (1)	744	201	543
Unrealized appreciation on translation of assets in foreign currencies	8	—	8
Net change in unrealized appreciation (depreciation) on investments, investments in GCIC SLF, and foreign currency transactions	$2,519	$3,579	$(1,060)

(1)	Unrealized appreciation on investments in GCIC SLF includes our investment in LLC equity interests in GCIC SLF.
For the three months ended December 31, 2017, we had a net realized loss of $0.5 million primarily due to the realized loss on the write off of one non-accrual portfolio company investment that was partially offset by realized gains resulting from the sale of portfolio company investments to GCIC SLF and the sale of two equity investments above their fair value.

For the three months ended December 31, 2017, we had $6.4 million in unrealized appreciation on 88 portfolio company investments, which was partially offset by $4.6 million in unrealized depreciation on 140 portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments during the three months ended December 31, 2017.

For the three months ended December 31, 2017, we had $0.7 million in unrealized appreciation on our investment in GCIC SLF LLC equity interests. Unrealized appreciation during the three months ended December 31, 2017 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments held by GCIC SLF.

For the three months ended December 31, 2016, we had a net realized gain of $0.2 million resulting from the sale of portfolio company investments to GCIC SLF.

For the three months ended December 31, 2016, we had $6.0 million in unrealized appreciation on 87 portfolio company investments, which was partially offset by $2.6 million in unrealized depreciation on 114 portfolio company investments. Unrealized appreciation during the three months ended December 31, 2016 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments during the three months ended December 31, 2016.

For the three months ended December 31, 2016, we had $0.2 million in unrealized appreciation on our investment in GCIC SLF equity interests. Unrealized appreciation during the three months ended December 31, 2016 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments held by GCIC SLF.

Liquidity and Capital Resources

For the three months ended December 31, 2017, we experienced a net decrease in cash, cash equivalents and restricted cash and cash equivalents of $16.0 million. During the period we used $95.7 million in operating activities, primarily as a result of fundings of portfolio investments of $202.5 million, partially offset by proceeds from principal payments and sales of portfolio investments of $90.7 million and net investment income of $15.8 million. Lastly, cash provided by financing activities was $79.7 million, primarily driven by borrowings on debt of $129.8 million and proceeds from the issuance of common shares of $34.4 million that were partially offset by repayments of debt of $75.4 million million and distributions paid of $9.1 million.

For the three months ended December 31, 2016, we experienced a net decrease in cash, cash equivalents and restricted cash and cash equivalents of $36.4 million. During the period we used $25.2 million in operating activities, primarily as a result of fundings of portfolio investments of $103.2 million, partially offset by proceeds from principal payments and sales of portfolio investments of $65.3 million and net investment income of $10.8 million. Lastly, cash used by financing activities was $11.2 million, primarily driven by repayments of debt of $75.2 million and distributions paid of $8.7 million that were partially offset by borrowings on debt of $72.7 million.

As of December 31, 2017 and September 30, 2017, we had cash and cash equivalents of $8.9 million and $22.9 million, respectively. In addition, we had restricted cash and cash equivalents of $25.7 million and $28.3 million as of December 31, 2017 and September 30, 2017, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of December 31, 2017, $13.6 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the GCIC 2016 Debt Securitization, which is described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the GCIC 2016 Debt Securitization. As of December 31, 2017, $12.1 million of our restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility.

As of December 31, 2017, the Credit Facility allowed GCIC Funding to borrow up to $420.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2017 and September 30, 2017, we had $397.1 million and $342.7 million outstanding under the Credit Facility, respectively. As of December 31, 2017 and September 30, 2017, subject to leverage and borrowing base restrictions, we had approximately $22.9 million and $77.3 million, respectively, of remaining commitments and $20.9 million and $59.0 million, respectively, of availability on the Credit Facility.

As of December 31, 2017, the SMBC Revolver allowed us to borrow up to $75.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of each of December 31, 2017 and September 30, 2017, we had $75,000.0 million outstanding under the SMBC Revolver. As of each of December 31, 2017 and September 30, 2017, subject to leverage and borrowing base restrictions, we had $0 million of remaining commitments and $0 million of availability under the SMBC Revolver.

As of December 31, 2017, we were permitted to borrow up to $40.0 million at any one time outstanding, under the terms of the Revolver with GC Advisors. We entered into the Revolver in order to have the ability to borrow funds on a short-term basis and have in the past, and generally intend in the future, that borrowings under the Revolver will be repaid within the same quarter in which they are drawn. As of each of December 31, 2017 and September 30, 2017, we had no amounts outstanding under the Revolver.

On August 16, 2016, we completed the GCIC 2016 Debt Securitization in which the GCIC 2016 Issuer issued an aggregate of $410.1 million of GCIC 2016 Notes, including $220.0 million of Class A GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 2.15%, $32.5 million of Class B GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.00%, $42.3 million of Class C GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.10%, and $28.6 million of Class D GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.25%, and $86.7 million of LLC equity interests in the GCIC 2016 Issuer that do not bear interest. We retained all of the Class C and Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 Issuer totaling $42.3 million, $28.6 million and $86.7 million, respectively. The Class A and Class B GCIC 2016 Notes are included in the December 31, 2017 and September 30, 2017 Consolidated Statements of Financial Condition as our debt and the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 issuer were eliminated in consolidation. As of each of December 31, 2017 and September 30, 2017, we had outstanding debt under the GCIC 2016 Debt Securitization of $252.5 million.

As of December 31, 2017 and September 30, 2017, we had investor capital subscriptions totaling $1,301.6 million and $1,301.6 million, respectively, of which $749.3 million and $716.0 million, respectively, had been called and contributed, leaving $552.3 million and $585.6 million of uncalled investor capital subscriptions, respectively. Prior to the completion of a public offering or other liquidity event, we expect to target a leverage ratio of between 0.85x to 0.90x and may issue capital calls to stock holders as our leverage ratio is at or approaching its target. GC Advisors has determined that it is possible that not all remaining undrawn commitments to purchase our common stock will be drawn prior to a public offering or other liquidity event and, we expect to reach agreements from time to time with one or more stockholders to cancel all or a portion of their remaining undrawn commitments. On January 1, 2018, we reached agreements to cancel undrawn subscriptions totaling $55.8 million in the aggregate. We do not expect such agreements to be material to us, individually or in the aggregate.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2017, our asset coverage for borrowed amounts was 211.7%.

As of December 31, 2017 and September 30, 2017, we had outstanding commitments to fund investments, excluding our investment in GCIC SLF, totaling $155.3 million and $133.6 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2017 and September 30, 2017, respectively, subject to the terms of each loan’s respective credit agreement. As of December 31, 2017, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility, SMBC Revolver and Revolver, ongoing principal repayments on debt investments assets and uncalled investor capital subscriptions.

Although we expect to fund the growth of our investment portfolio through net proceeds from capital calls on existing investor capital subscriptions and through our dividend reinvestment plan as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition, we may, from time to time, amend or refinance our leverage facilities and borrowings, including refinancing the 2016 Notes, in order to, among other things, modify covenants or the interest rates payable and extend the reinvestment period or maturity date. In addition to capital not being available, it also may not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing in capital generated by repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.

Portfolio Composition, Investment Activity and Yield

As of December 31, 2017 and September 30, 2017 we had investments in 173 and 165 portfolio companies, respectively, with a total fair value of $1,456.8 million and $1,347.6 million, respectively. As of December 31, 2017 and September 30, 2017, we had investments in GCIC SLF with a total fair value of $56.4 million and $50.1 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2017 and 2016:

	For the three months ended December 31,
	2017		2016
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$56,324	24.2%	$16,990	16.5%
One stop	169,015	72.8	76,870	74.8
Subordinated debt	—	—	11	0.0 *
LLC equity interests in GCIC SLF(1)	5,513	2.4	8,803	8.6
Equity	1,397	0.6	157	0.1
Total new investment commitments	$232,249	100.0%	$102,831	100.0%

* Represents an amount less than 0.1%.

(1)
GCIC SLF’s proceeds from the LLC equity interests were utilized by GCIC SLF to invest in senior secured loans. As of December 31, 2017, GCIC SLF had investments in senior secured loans to 40 different borrowers.

For the three months ended December 31, 2017, we had approximately $71.7 million in proceeds from principal payments and return of capital distributions of portfolio companies. For the three months ended December 31, 2016, we had approximately $42.5 million in proceeds from principal payments and return of capital distributions of portfolio companies, excluding $34.9 million of proceeds from the repayment in full and termination of our investment in subordinated notes of GCIC SLF. For the three months ended December 31, 2017 and 2016, we had sales of securities in 15 and 8 portfolio companies, respectively, aggregating approximately $19.0 and $22.8 million, respectively, in net proceeds.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2017 (1)			As of September 30, 2017 (1)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$174,397	$172,417	$172,455	$167,646	$165,642	$165,620
One stop:
Performing	1,269,738	1,252,469	1,261,967	1,167,906	1,151,903	1,160,964
Non-accrual (2)	62	37	25	1,101	1,076	311
Subordinated debt:
Performing	56	56	56	55	55	55
LLC equity interests in GCIC SLF (3)	N/A	55,312	56,361	N/A	49,800	50,104
Equity	N/A	18,855	22,285	N/A	17,733	20,647
Total	$1,444,253	$1,499,146	$1,513,149	$1,336,708	$1,386,209	$1,397,701

(1)	16 and 15 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of December 31, 2017 and September 30, 2017, respectively.

(2)
We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”

(3)	GCIC SLF's proceeds from the LLC equity interests in GCIC SLF were utilized by GCIC SLF to invest in senior secured loans.
As of December 31, 2017 and September 30, 2017, the fair value of our debt investments as a percentage of the outstanding principal value was 99.3% and 99.3%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2017 and 2016:

	For the three months ended December 31,
	2017	2016
Weighted average rate of new investment fundings(1)	7.5%	7.0%
Weighted average spread over LIBOR of new floating rate investment fundings(1)	6.0%	6.0%
Weighted average fees of new investment fundings	1.3%	1.7%
Weighted average rate of sales and payoffs of portfolio investments(1)(2)	7.1%	6.5%
Weighted average annualized income yield (3)(4)	7.9%	7.6%

(1)	Excludes our subordinated note investment in GCIC SLF.

(2)	Excludes exits on investments on non-accrual status.

(3)
Represents income from interest, including our subordinated note investment in GCIC SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments and does not represent a return to any investor in us.

(4)	For the three months ending December 31, 2017, weighted average annualized income yield does not reflect interest income from subordinated notes in GCIC SLF, which were redeemed on December 30, 2016.
As of December 31, 2017, 99.8% and 99.8% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2017, 99.8% and 99.8% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2017 and September 30, 2017, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding GCIC SLF and its underlying borrowers) was $26.5 million and $25.2 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2017 and September 30, 2017:

	December 31, 2017		September 30, 2017
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$43,056	2.8%	$22,656	1.6%
4	1,343,033	88.8	1,246,641	89.2
3	124,712	8.2	127,947	9.2
2	2,332	0.2	155	0.0 *
1	16	0.0 *	302	0.0 *
Total	$1,513,149	100.0%	$1,397,701	100.0%

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

As of December 31, 2017, GCIC SLF is capitalized by LLC equity interest subscriptions from its members. On December 14, 2016, the GCIC SLF investment committee approved the recapitalization of the commitments of GCIC SLF’s members. On December 30, 2016, GCIC SLF’s members entered into additional LLC equity interest subscriptions totaling $100.0 million, GCIC SLF issued capital calls totaling $39.9 million to us and Aurora and the subordinated notes previously issued by GCIC SLF were redeemed and terminated. As of December 31, 2017 and September 30, 2017, we and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests. GCIC SLF’s profits and losses are allocated to us and Aurora in accordance with our respective ownership interests.
As of December 31, 2017 and September 30, 2017, GCIC SLF had the following commitments from its members (int the aggregate):

	As of December 31, 2017		As of September 30, 2017
	Committed	Funded(1)	Committed	Funded
	(In thousands)
LLC equity commitments	$125,000	$63,214	$125,000	$56,914
Total	$125,000	$63,214	$125,000	$56,914

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

On October 21, 2015, GCIC Senior Loan Fund II LLC, or GCIC SLF II, a wholly-owned subsidiary of GCIC SLF, entered into a senior secured revolving credit facility, or, as amended, the GCIC SLF Credit Facility, with Wells Fargo Bank, N.A., which allowed GCIC SLF II to borrow up to $150 million at any one time outstanding, subject to leverage and borrowing base restrictions. The reinvestment period of the GCIC SLF Credit Facility ends September 27, 2018, and the stated maturity date is September 28, 2022. As of December 31, 2017 and September 30, 2017, GCIC SLF II had outstanding debt under the GCIC SLF Credit Facility of $113.3 million and $108.2 million, respectively.

Through the reinvestment period, the GCIC SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.15% per annum, depending on the composition of the collateral asset portfolio. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the GCIC SLF Credit Facility.

As of December 31, 2017 and September 30, 2017, GCIC SLF had total assets at fair value of $177.0 million and $164.6 million, respectively. As of December 31, 2017 and September 30, 2017, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of December 31, 2017 and September 30, 2017, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $14.0 million and $10.0 million, respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of December 31, 2017 and September 30, 2017:

	As of December 31, 2017	As of September 30, 2017
	(Dollars in thousands)
Senior secured loans (1)	$174,708	$162,815
Weighted average current interest rate on senior secured loans (2)	6.8%	6.4%
Number of borrowers in GCIC SLF	40	40
Largest portfolio company investments (1)	$8,904	$8,928
Total of five largest portfolio company investments (1)	$39,415	$39,540

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

GCIC SLF Investment Portfolio as of December 31, 2017
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.4%	$1,348	$1,354
1A Smart Start LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.2	598	599
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.1	5,985	5,985
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.1	239	239
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.3	2,816	2,816
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	6.2	5,285	5,285
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.4	4,023	4,019
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.9	2,044	2,003
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.9	1,030	1,009
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.2	2,090	2,090
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.2	1,051	1,051
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.2	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.2	40	40
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	5.4	4,863	4,867
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.9	3,086	3,092
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.7	1,241	1,235
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.9	638	640
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	217	218
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.9	97	97
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	93	93
Elite Sportswear, L.P. (4)	Retail Stores	Senior loan	03/2020	N/A(5)	—	(2)
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.2	2,103	2,103
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.4	2,683	2,683
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.4	745	745
Flexan, LLC (3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.0	125	125
G & H Wire Company, Inc (3)	Healthcare, Education and Childcare	Senior loan	09/2023	7.2	5,985	5,985
Gamma Technologies, LLC (3)	Electronics	Senior loan	06/2021	6.3	4,400	4,400
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	8.2	4,989	4,989
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	1,973	1,973
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.6	103	103
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.6	55	55
Mills Fleet Farm Group LLC (3)	Retail Stores	Senior loan	02/2022	7.1	6,000	6,000
Park Place Technologies LLC (3)	Electronics	Senior loan	06/2022	6.7	5,992	5,992
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.6	5,001	5,001
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	6.6	8,276	8,110
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.9	80	78
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.6	53	52
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	6.8	7,126	7,126
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	6.2	5,910	5,910
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.1	2,470	2,470
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.1	167	167
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.1	149	149
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	9.8	27	27
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	12/2023	7.6	8,097	8,016
Radiology Partners, Inc. (3)(4)	Healthcare, Education and Childcare	Senior loan	12/2023	N/A(5)	—	(3)

GCIC SLF Investment Portfolio as of December 31, 2017
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.9%	$3,314	$3,298
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.2	15	15
Rubio's Restaurants, Inc (MRCC)	Beverage, Food and Tobacco	Senior loan	11/2018	6.4	1,672	1,672
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.8	1,466	1,466
Saldon Holdings, Inc. (3)	Diversified/Conglomerate Service	Senior loan	09/2022	6.0	1,958	1,958
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.3	3,292	3,292
SEI, Inc. (3)	Electronics	Senior loan	07/2021	6.3	5,204	5,204
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.3	6,291	6,291
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	6.4	7,828	7,825
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.6	1,076	1,080
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.2	5,233	4,972
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.2	413	393
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.2	412	392
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.2	411	391
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.2	410	390
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A(5)	—	(35)
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.4	6,000	5,940
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.4	21	20
Summit Behavioral Healthcare, LLC (3)(4)	Healthcare, Education and Childcare	Senior loan	10/2023	N/A(5)	—	(22)
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	7.9	703	698
Tate's Bake Shop, Inc. (4)	Beverage, Food and Tobacco	Senior loan	08/2019	N/A(5)	—	(1)
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	1,094	1,094
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.4	855	855
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	161	161
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	59	59
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.9	3,883	3,883
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	6.2	11	10
Vendor Credentialing Service LLC (3)	Diversified/Conglomerate Service	Senior loan	11/2021	7.6	5,970	5,970
WHCG Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	03/2023	6.4	2,196	2,196
WIRB-Copernicus Group, Inc.	Healthcare, Education and Childcare	Senior loan	08/2022	6.7	5,408	5,408
					$174,708	$173,920

(1)	Represents the weighted average annual current interest rate as of December 31, 2017. All interest rates are payable in cash.

(2)
Represents the fair value in accordance with Accounting Standards Codification, or ASC, Topic 820 - Fair Value Measurement, or ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded as of December 31, 2017. As such, no interest is being earned on this investment.

GCIC SLF Loan Portfolio as of September 30, 2017
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.1%	$1,351	$1,358
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8	599	599
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.0	2,816	2,816
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.8	5,285	5,285
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.1	4,172	4,167
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	2,049	2,008
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	1,033	1,012
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	2,095	2,095
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	1,053	1,053
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	41	41
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	5.3	4,875	4,890
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	3,093	3,100
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.3	1,244	1,239
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	640	641
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	218	218
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	97	97
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.5	93	93
Elite Sportswear, L.P. (4)	Retail Stores	Senior loan	03/2020	N/A (5)	—	(2)
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.8	2,108	2,108
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	2,690	2,690
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	752	752
Flexan, LLC (3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.8	21	21
Gamma Technologies, LLC (3)	Electronics	Senior loan	06/2021	6.0	4,411	4,411
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	1,976	1,976
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.9	5,002	5,002
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.3	1,973	1,973
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	87	87
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	55	55
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,939	1,939
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,337	1,337
Mills Fleet Farm Group LLC (3)	Retail Stores	Senior loan	02/2022	6.7	6,000	6,000
Park Place Technologies LLC (3)	Electronics	Senior loan	06/2022	6.3	5,996	5,936
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.2	5,013	5,013
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	6.2	8,297	8,131
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.7	83	81
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	53	52
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	6.5	7,126	7,126
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.8	5,925	5,925
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7	2,346	2,346
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.9	144	144

GCIC SLF Loan Portfolio as of September 30, 2017
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1%	$7,095	$7,095
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	542	542
Radiology Partners, Inc.	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	460	460
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.6	3,323	3,323
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.1	15	15
Rubio's Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	11/2018	6.1	1,676	1,676
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.6	1,501	1,501
Saldon Holdings, Inc. (3)	Diversified/Conglomerate Service	Senior loan	09/2022	5.8	2,028	2,003
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.0	3,301	3,301
SEI, Inc. (3)	Electronics	Senior loan	07/2021	6.0	5,217	5,217
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.0	6,443	6,443
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	6.1	7,848	7,844
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.2	1,079	1,083
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	5,291	4,603
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	418	364
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	417	363
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	416	362
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	415	361
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (5)	—	(90)
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.3	705	705
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.6	1,097	1,097
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	859	859
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	165	165
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	61	61
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.6	3,892	3,892
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.8	22	21
Vendor Credentialing Service LLC (3)	Diversified/Conglomerate Service	Senior loan	11/2021	7.2	5,985	5,985
WHCG Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	03/2023	6.1	2,202	2,202
WIRB-Copernicus Group, Inc.	Healthcare, Education and Childcare	Senior loan	08/2022	6.3	5,421	5,421
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	751	751
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	23	23
					$162,815	$161,522

(1)	Represents the weighted average annual current interest rate as of September 30, 2017. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded as of September 30, 2017. As such, no interest is being earned on this investment.

As of each of December 31, 2017 and September 30, 2017, we have committed to fund $109.4 million of LLC equity interest subscriptions to GCIC SLF. As of December 31, 2017 and September 30, 2017, $55.3 million and $49.8 million, respectively, of our LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the three months ended December 31, 2017 and 2016, we received $1.1 million and $0.4 million, respectively, in dividend income from the GCIC SLF LLC equity interests.

The subordinated notes previously held by us were redeemed on December 30, 2016, and, therefore, no interest income was earned for the three months ended December 31, 2017. For the three months ended December 31, 2016, we earned interest income on the subordinated notes of $0.7 million.

For the three months ended December 31, 2017 and 2016, we earned an annualized total return on our weighted average capital invested in GCIC SLF of 10.1% and 10.4%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in GCIC SLF by the combined daily average of our investments in (1) the principal of the GCIC SLF subordinated notes, if any, and (2) the NAV of the GCIC SLF LLC equity interests.

See below for certain summarized financial information for GCIC SLF as of December 31, 2017 and September 30, 2017 and for the three months ended December 31, 2017 and 2016:

	As of December 31, 2017	As of September 30, 2017
	(In thousands)
Selected Balance Sheet Information:
Investments, at fair value	$173,920	$161,522
Cash and other assets	3,119	3,029
Total assets	$177,039	$164,551
Senior credit facility	$113,250	$108,150
Unamortized debt issuance costs	(1,043)	(1,199)
Other liabilities	419	338
Total liabilities	112,626	107,289
Members’ equity	64,413	57,262
Total liabilities and members' equity	$177,039	$164,551

	Three months ended December 31,
	2017	2016
	(In thousands)
Selected Statement of Operations Information:
Interest income	$2,811	$2,441
Fee income	7	—
Total investment income	2,818	2,441
Interest and other debt financing expense	1,193	1,713
Administrative service fee	54	55
Other expenses	34	24
Total expenses	1,281	1,792
Net investment income (loss)	1,537	649
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	605	62
Net increase in members' equity	$2,142	$711

Prior to their termination, GCIC SLF elected to fair value the subordinated notes issued to us and Aurora under ASC Topic 825 — Financial Instruments, or ASC Topic 825. The subordinated notes were valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For the three months ended December 31, 2016, GCIC SLF did not recognize unrealized appreciation or depreciation on the subordinated notes. As of December 31, 2017 and September 30, 2017, GCIC SLF had no subordinated notes outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of December 31, 2017 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2016 Debt Securitization	$252.5	$—	$—	$—	$252.5
Credit Facility	397.1	—	—	397.1	—
SMBC Revolver	75.0	75.0	—	—	—
Revolver	—	—	—	—	—
Unfunded commitments (1)	155.3	155.3	—	—	—
Total contractual obligations	$879.9	$230.3	$—	$397.1	$252.5

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in GCIC SLF, as of December 31, 2017 these amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2017, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2017 and September 30, 2017, we had outstanding commitments to fund investments, excluding our investments in GCIC SLF, totaling $155.3 million and $133.6 million, respectively. We had commitments of up to $54.1 million and $59.6 million to GCIC SLF as of December 31, 2017 and September 30, 2017, respectively, that may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

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

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., a publicly-traded business development company (NASDAQ: GBDC) and Golub Capital BDC 3, Inc, an unlisted business development company, each of which that focuses on investing primarily in senior secured and one stop loans of U.S. middle-market companies. In addition, our officers and directors serve in similar capacities for Golub Capital BDC, Inc. and Golub Capital BDC 3, Inc. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of these other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2017 and 2016. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2017 and September 30, 2017, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was less than $0.1 million and $0.4 million as of December 31, 2017 and September 30, 2017, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2017 and September 30, 2017, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.00% and 1.00%, respectively. In addition, the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily, the SMBC Revolver has a floating interest rate provision based on one-month LIBOR that resets monthly, and the Class A and B GCIC 2016 Notes issued as part of the GCIC 2016 Debt Securitization have floating interest rate provisions based on three-month LIBOR that reset quarterly. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of December 31, 2017 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(3,569)	$(1,811)	$(1,758)
Up 50 basis points	7,141	3,623	3,518
Up 100 basis points	14,283	7,246	7,037
Up 150 basis points	21,424	10,868	10,556
Up 200 basis points	28,565	14,491	14,074

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2017, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the GCIC 2016 Debt Securitization, the Credit Facility, the Revolver, the SMBC Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4: Controls and Procedures.

As of December 31, 2017 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Golub Capital Investment Corporation

Dated: February 9, 2018	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 9, 2018	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)