Form 10-Q
period 2018-03-31
GOLUB CAPITAL INVESTMENT Corp
filed 2018-05-10
CIK 1627515

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 10, 2018, the Registrant had 57,819,693.450 shares of common stock, $0.001 par value, outstanding.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2018	September 30, 2017
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,511,140	$1,347,597
Controlled affiliate company investments	63,484	50,104
Total investments at fair value (amortized cost of $1,558,180 and $1,386,209, respectively)	1,574,624	1,397,701
Cash and cash equivalents	8,337	22,859
Foreign currencies (cost of $63 and $0, respectively)	63	—
Restricted cash and cash equivalents	37,153	28,272
Interest receivable	6,307	5,027
Capital call receivable	—	1,058
Other assets	36	178
Total Assets	$1,626,520	$1,455,095
Liabilities
Debt	$733,300	$670,200
Less unamortized debt issuance costs	1,847	2,671
Debt less unamortized debt issuance costs	731,453	667,529
Interest payable	2,586	2,141
Distributions payable	14,199	8,239
Management and incentive fees payable	9,498	7,536
Payable for investments purchased	169	—
Accounts payable and accrued expenses	1,291	1,404
Accrued trustee fees	29	26
Total Liabilities	$759,225	$686,875
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2018 and September 30, 2017	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 57,819,693.450 and 51,214,683.496 shares issued and outstanding as of March 31, 2018 and September 30, 2017, respectively	57	51
Paid in capital in excess of par	866,977	767,908
Capital distributions in excess of net investment income	(15,075)	(11,366)
Net unrealized appreciation (depreciation) on investments and foreign currency translation	16,444	11,492
Net realized gain (loss) on investments and foreign currency transactions	(1,108)	135
Total Net Assets	867,295	768,220
Total Liabilities and Total Net Assets	$1,626,520	$1,455,095
Number of common shares outstanding	57,819,693.450	51,214,683.496
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$31,498	$20,813	$60,569	$41,562
Dividend income	75	—	77	1
Fee income	897	65	1,288	211
Total investment income from non-controlled/non-affiliate company investments	32,470	20,878	61,934	41,774
From controlled affiliate company investments:
Interest income	—	—	—	732
Dividend income	1,294	1,242	2,424	1,663
Total investment income from controlled affiliate company investments	1,294	1,242	2,424	2,395
Total investment income	33,764	22,120	64,358	44,169
Expenses
Interest and other debt financing expenses	7,510	5,313	14,389	10,235
Base management fee	5,249	3,881	10,235	7,677
Incentive fee	4,775	2,222	8,811	4,966
Professional fees	450	480	972	922
Administrative service fee	531	343	1,026	705
General and administrative expenses	55	(4)	108	26
Total expenses	18,570	12,235	35,541	24,531
Base management fee waived (Note 4)	(1,431)	(1,059)	(2,791)	(2,094)
Incentive fee waived (Note 4)	(1,070)	—	(1,868)	(16)
Net expenses	16,069	11,176	30,882	22,421
Net investment income	17,695	10,944	33,476	21,748

Net gain (loss) on investments and foreign currency
Net realized gain (loss) on investments and foreign currency transactions
Non-controlled/non-affiliate company investments	560	134	111	331
Foreign currency transactions	20	—	(17)	—
Net realized gain (loss) on investments and foreign currency transactions	580	134	94	331
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation:
Non-controlled/non-affiliate company investments	1,705	1,515	3,472	4,893
Controlled affiliate company investments	736	101	1,480	302
Translation of assets in foreign currencies	(8)	—	—	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	2,433	1,616	4,952	5,195
Net gain (loss) on investments and foreign currency	3,013	1,750	5,046	5,526
Net increase in net assets resulting from operations	$20,708	$12,694	$38,522	$27,274
Per Common Share Data
Basic and diluted earnings per common share	$0.37	$0.30	$0.71	$0.65
Basic and diluted weighted average common shares outstanding	55,957,341	41,892,513	54,003,357	41,569,032
See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

				Capital Distributions in Excess of Net Investment Income	Net Unrealized Appreciation (Depreciation) on Investments and Foreign Currency Translation	Net Realized Gain (loss) on Investments and Foreign Currency Transactions
	Common Stock		Paid in Capital in Excess of Par				Total Net Assets
	Shares	Par Amount
Balance at September 30, 2016	41,087,178.250	$41	$616,018	$(7,158)	$8,334	$(928)	$616,307
Net increase in net assets resulting from operations	—	—	—	21,748	5,195	331	27,274
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,017,819.236	1	15,267	—	—	—	15,268
Distributions from net investment income	—	—	—	(18,209)	—	—	(18,209)
Distributions from net realized gain	—	—	—	—	—	(140)	(140)
Distributions declared and payable	—	—	—	(8,925)	—	—	(8,925)
Total increase (decrease) for the period ended March 31, 2017	1,017,819.236	1	15,267	(5,386)	5,195	191	15,268
Balance at March 31, 2017	42,104,997.486	$42	$631,285	$(12,544)	$13,529	$(737)	$631,575

Balance at September 30, 2017	51,214,683.496	$51	$767,908	$(11,366)	$11,492	$135	$768,220
Issuance of common stock (1)	5,449,408.053	5	81,736	—	—	—	81,741
Net increase in net assets resulting from operations	—	—	—	33,476	4,952	94	38,522
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,155,601.901	1	17,333	—	—	—	17,334
Distributions from net investment income	—	—	—	(22,986)	—	—	(22,986)
Distributions from net realized gain	—	—	—	—	—	(1,337)	(1,337)
Distributions declared and payable	—	—	—	(14,199)	—	—	(14,199)
Total increase (decrease) for the period ended March 31, 2018	6,605,009.954	6	99,069	(3,709)	4,952	(1,243)	99,075
Balance at March 31, 2018	57,819,693.450	$57	$866,977	$(15,075)	$16,444	$(1,108)	$867,295

(1)	Refer to Note 3 for a detailed listing of the common stock issuances for the six months ended March 31, 2018.

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$38,522	$27,274
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	1,084	1,781
Accretion of discounts and amortization of premiums	(4,171)	(2,379)
Net realized (gain) loss on investments	(111)	(331)
Net change in unrealized (appreciation) depreciation on investments	(4,952)	(5,195)
Proceeds from (fundings of) revolving loans, net	774	(829)
Fundings of investments	(359,432)	(185,130)
Proceeds from principal payments and sales of portfolio investments	191,888	96,814
PIK interest	(919)	(565)
Changes in operating assets and liabilities:
Interest receivable	(1,280)	(602)
Other assets	142	(21)
Interest payable	445	407
Management and incentive fees payable	1,962	1,307
Payable for investments purchased	169	190
Accounts payable and accrued expenses	(113)	69
Accrued trustee fees	3	10
Net cash (used in) provided by operating activities	(135,989)	(67,200)
Cash flows from financing activities
Borrowings on debt	260,850	187,750
Repayments of debt	(197,750)	(136,450)
Capitalized debt issuance costs	(260)	(38)
Capital calls received in advance	—	5,963
Proceeds from issuance of common shares	82,799	—
Distributions paid	(15,228)	(12,950)
Net cash provided by (used in) financing activities	130,411	44,275
Net change in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents	(5,578)	(22,925)
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	51,131	75,731
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$45,553	$52,806
Supplemental information:
Cash paid during the period for interest	$12,860	$8,047
Distributions declared during the period	38,522	27,274
Supplemental disclosure of noncash operating activity:
Funding of LLC equity interest in GCIC SLF	$—	$(34,917)
Proceeds from subordinated notes in GCIC SLF principal payment	—	34,917
Supplemental disclosure of noncash financing activity:
Capital call receivable	$(1,058)	$—
Distributions payable	14,199	8,925

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of March 31,
	2018	2017
Cash and cash equivalents	$8,337	$15,164
Foreign currencies	63	—
Restricted cash and cash equivalents	37,153	37,642
Total cash, cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$45,553	$52,806

See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of restricted cash and cash equivalents.

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP#	Senior loan	L + 4.75%	(a)(d)	6.58%	12/2023	$1,334	$1,321	0.1%	$1,320
NTS Technical Systems*	One stop	L + 6.25%	(a)	7.91%	06/2021	3,250	3,211	0.4	3,250
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	06/2021	—	(9)	—	—
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	06/2021	—	(13)	—	—
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	8.64%	12/2018	53	28	—	16
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	8.64%	12/2018	9	9	—	9
Tronair Parent, Inc.#	Senior loan	L + 4.75%	(c)(e)	6.56%	09/2023	368	365	—	368
Tronair Parent, Inc.	Senior loan	L + 4.50%	(c)(e)	7.24%	09/2021	62	61	—	62
Whitcraft LLC#	One stop	L + 6.25%	(c)	8.56%	04/2023	16,226	16,022	1.9	16,226
Whitcraft LLC	One stop	L + 6.25%	(c)	8.56%	04/2023	4,166	4,131	0.5	4,166
Whitcraft LLC(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(1)	—	—
Whitcraft LLC(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(59)	—	—
						25,468	25,066	2.9	25,417
Automobile
Dent Wizard International Corporation*	Senior loan	L + 4.00%	(a)	5.88%	04/2020	2,172	2,162	0.3	2,172
Grease Monkey International, LLC*	Senior loan	L + 5.00%	(a)	6.89%	11/2022	3,066	3,031	0.4	3,066
Grease Monkey International, LLC	Senior loan	P + 4.00%	(a)(e)	8.15%	11/2022	32	31	—	32
Grease Monkey International, LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2022	—	(20)	—	—
Polk Acquisition Corp.*	Senior loan	L + 5.00%	(a)	6.89%	06/2022	4,780	4,763	0.5	4,684
T5 Merger Corporation#*	One stop	L + 6.50%	(a)	8.16%	03/2022	29,907	29,491	3.4	29,309
T5 Merger Corporation#	One stop	L + 6.50%	(a)	8.16%	03/2022	3,488	3,460	0.4	3,418
T5 Merger Corporation*	One stop	L + 6.50%	(a)	8.16%	03/2022	1,099	1,090	0.1	1,077
T5 Merger Corporation	One stop	L + 6.50%	(a)	8.32%	03/2022	98	96	—	95
						44,642	44,104	5.1	43,853
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.#	One stop	L + 5.75%	(a)	7.64%	04/2021	3,598	3,573	0.4	3,598
Abita Brewing Co., L.L.C.(5)	One stop	L + 5.75%		N/A(6)	04/2021	—	(1)	—	—
Benihana, Inc.#*	One stop	L + 7.00%	(c)(e)	9.13%	01/2019	318	317	0.1	318
Benihana, Inc.	One stop	L + 7.00%	(a)(e)	9.49%	07/2018	34	34	—	34
C. J. Foods, Inc.#*	One stop	L + 6.25%	(c)	8.02%	05/2020	20,998	20,844	2.4	20,788
C. J. Foods, Inc.	One stop	L + 6.25%	(c)	8.02%	05/2019	1,589	1,586	0.2	1,573
C. J. Foods, Inc.	One stop	L + 6.25%	(c)	8.05%	05/2019	210	208	—	194
Cafe Rio Holding, Inc.#	One stop	L + 5.75%	(a)	7.64%	09/2023	8,667	8,529	1.0	8,667
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(c)	7.52%	09/2023	691	613	0.1	691
Cafe Rio Holding, Inc.	One stop	P + 4.75%	(e)	9.50%	09/2023	35	33	—	35
Firebirds International, LLC*	One stop	L + 5.75%	(c)	7.42%	12/2018	3,279	3,275	0.4	3,279
Firebirds International, LLC*	One stop	L + 5.75%	(c)	7.42%	12/2018	921	920	0.1	921
Firebirds International, LLC*	One stop	L + 5.75%	(c)	7.42%	12/2018	296	296	—	296
Firebirds International, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2018	—	(1)	—	—
Firebirds International, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2018	—	(2)	—	—
Flavor Producers, LLC#	Senior loan	L + 4.75%	(c)	6.71%	12/2023	2,737	2,698	0.3	2,737
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	6.71%	12/2022	4	3	—	4
FWR Holding Corporation*	One stop	L + 6.00%	(d)	7.66%	08/2023	4,069	4,014	0.5	4,069
FWR Holding Corporation	One stop	L + 6.00%	(b)(c)	7.62%	08/2023	1,116	1,078	0.1	1,116
FWR Holding Corporation	One stop	P + 5.00%	(c)(e)	9.24%	08/2023	30	29	—	30
Global Franchise Group, LLC*	Senior loan	L + 5.75%	(c)	8.05%	12/2019	4,298	4,266	0.5	4,298
Global Franchise Group, LLC	Senior loan	L + 5.75%		N/A(6)	12/2019	—	—	—	—
Global ID Corporation#	One stop	L + 6.50%	(c)	8.68%	11/2021	5,128	5,081	0.6	5,128
Global ID Corporation	One stop	L + 6.50%		N/A(6)	11/2021	—	—	—	—
Global ID Corporation(5)	One stop	L + 6.50%		N/A(6)	11/2021	—	(18)	—	—

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(c)	9.98%	08/2020	$848	$845	0.1%	$848
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(c)	10.01%	08/2020	2	2	—	2
Hopdoddy Holdings, LLC(5)	One stop	L + 8.00%		N/A(6)	08/2020	—	(9)	—	(10)
Mid-America Pet Food, L.L.C.#*	One stop	L + 6.00%	(b)	8.00%	12/2021	12,247	12,131	1.4	12,154
Mid-America Pet Food, L.L.C.(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(1)	—	(1)
Purfoods, LLC#*	One stop	L + 6.00%	(c)	7.98%	05/2021	7,926	7,852	0.9	7,926
Purfoods, LLC	One stop	L + 6.00%	(c)	7.87%	05/2021	358	354	0.1	354
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	101	101	—	108
Purfoods, LLC	One stop	L + 6.00%	(a)	7.79%	05/2021	40	39	—	40
Purfoods, LLC	One stop	L + 6.00%	(c)	8.31%	05/2021	24	24	—	24
Purfoods, LLC	One stop	L + 6.00%	(c)	8.31%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.00%	(c)	8.31%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.00%	(c)	8.31%	05/2021	14	14	—	14
Purfoods, LLC	One stop	L + 6.00%	(c)	8.31%	05/2021	11	11	—	11
Purfoods, LLC	One stop	L + 6.00%	(c)	8.31%	05/2021	11	11	—	11
Purfoods, LLC	One stop	L + 6.00%	(c)	8.31%	05/2021	10	10	—	10
Purfoods, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2021	—	(13)	—	(14)
Rubio's Restaurants, Inc.*	Senior loan	L + 5.25%	(c)	7.56%	10/2019	297	278	—	297
Smashburger Finance LLC*	Senior loan	L + 5.50%	(c)	7.50%	05/2018	476	476	0.1	476
Smashburger Finance LLC(5)	Senior loan	L + 5.50%		N/A(6)	05/2018	—	(1)	—	—
Tate's Bake Shop, Inc.#*	One stop	L + 6.25%	(c)	8.56%	08/2019	1,037	1,025	0.1	1,037
Uinta Brewing Company#	One stop	L + 8.50%	(a)	10.39%	08/2019	898	898	0.1	898
Uinta Brewing Company	One stop	L + 8.50%	(a)	10.39%	08/2019	167	167	—	167
						82,515	81,619	9.5	82,158
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.*	Senior loan	L + 4.75%	(a)	6.63%	05/2021	687	685	0.1	693

Buildings and Real Estate
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(c)	6.99%	08/2020	5,735	5,735	0.7	5,735
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(c)	6.97%	08/2020	1,337	1,330	0.1	1,337
Brooks Equipment Company, LLC	One stop	L + 5.00%		N/A(6)	08/2020	—	—	—	—
Jensen Hughes, Inc.#	Senior loan	L + 4.50%	(b)	6.46%	03/2024	430	428	—	428
Jensen Hughes, Inc.#	Senior loan	L + 4.50%	(c)	6.27%	03/2024	131	130	—	131
Jensen Hughes, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	03/2024	—	(2)	—	(2)
MRI Software LLC#*	One stop	L + 6.25%	(c)	8.56%	06/2023	18,735	18,447	2.2	18,735
MRI Software LLC#	One stop	L + 6.25%	(c)	8.56%	06/2023	17,348	17,190	2.0	17,348
MRI Software LLC*	One stop	L + 6.25%	(c)	8.36%	06/2023	3,115	3,101	0.4	3,115
MRI Software LLC#	One stop	L + 6.25%	(c)	8.56%	06/2023	347	344	—	347
MRI Software LLC	One stop	L + 6.25%	(c)	8.28%	06/2023	25	22	—	25
MRI Software LLC(5)	One stop	L + 6.00%		N/A(6)	06/2023	—	(137)	—	—
Paradigm DKD Group, LLC#	Senior loan	L + 6.25%	(d)	8.09%	11/2018	2,126	2,119	0.2	1,701
Paradigm DKD Group, LLC	Senior loan	L + 6.25%	(d)(e)	8.38%	11/2018	779	776	0.1	650
						50,108	49,483	5.7	49,550
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	(c)	8.06%	02/2020	1,036	1,030	0.1	1,036
Flexan, LLC	One stop	P + 4.50%	(e)	9.25%	02/2020	17	17	—	17
						1,053	1,047	0.1	1,053
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.#*	One stop	L + 5.75%	(c)	7.44%	09/2020	13,643	13,586	1.6	13,643
Chase Industries, Inc.*	One stop	L + 5.75%	(c)	7.44%	09/2020	1,533	1,533	0.2	1,533
Chase Industries, Inc.	One stop	L + 5.75%	(c)(e)	7.82%	09/2020	383	383	0.1	383
Inventus Power, Inc.#	One stop	L + 6.50%	(a)	8.39%	04/2020	10,104	10,057	1.0	8,589
Inventus Power, Inc.	One stop	L + 6.50%	(a)	8.39%	04/2020	312	309	—	254
Onicon Incorporated*	One stop	L + 6.00%	(c)	8.30%	04/2020	172	171	—	172
Onicon Incorporated	One stop	L + 6.00%		N/A(6)	04/2020	—	—	—	—

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing - (continued)
PetroChoice Holdings, Inc.*	Senior loan	L + 5.00%	(b)	6.79%	08/2022	$1,620	$1,586	0.2%	$1,620
Reladyne, Inc.#*	Senior loan	L + 5.00%	(a)	6.66%	07/2022	10,752	10,651	1.2	10,752
Reladyne, Inc.	Senior loan	L + 5.00%	(a)(c)	6.81%	07/2022	1,123	1,109	0.1	1,123
Reladyne, Inc.	Senior loan	L + 5.00%	(a)	6.86%	07/2022	35	5	—	35
Sunless Merger Sub, Inc.#	Senior loan	L + 5.00%	(a)(e)	6.89%	07/2019	283	262	—	283
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	(e)	8.50%	07/2019	77	75	—	77
Togetherwork Holdings, LLC#	One stop	L + 6.50%	(a)	8.24%	03/2025	6,759	6,658	0.8	6,691
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.28%	03/2024	40	38	—	39
Togetherwork Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	03/2025	—	(73)	—	(49)
						46,836	46,350	5.2	45,145
Diversified/Conglomerate Service
Accela, Inc.#	One stop	L + 6.25%	(c)	8.56%	09/2023	7,364	7,263	0.9	7,364
Accela, Inc.(5)	One stop	L + 6.25%		N/A(6)	09/2023	—	(1)	—	—
Agility Recovery Solutions Inc.*	One stop	L + 6.50%	(c)	8.27%	03/2020	6,185	6,149	0.7	6,185
Agility Recovery Solutions Inc.(5)	One stop	L + 6.50%		N/A(6)	03/2020	—	(2)	—	—
Anaqua, Inc.#	One stop	L + 6.50%	(c)	8.24%	07/2022	8,895	8,780	1.0	8,895
Anaqua, Inc.(5)	One stop	L + 6.50%		N/A(6)	07/2022	—	(1)	—	—
Apttus Corporation	One stop	L + 7.85%		10.06%	01/2023	6,843	6,584	0.8	6,574
Bazaarvoice, Inc.#	One stop	L + 8.00%	(c)	9.77%	02/2024	10,949	10,736	1.2	10,730
Bazaarvoice, Inc.(5)	One stop	L + 8.00%		N/A(6)	02/2024	—	(2)	—	(2)
Bomgar Corporation#*	One stop	L + 7.50%	(a)	9.39%	06/2022	28,210	27,809	3.3	28,210
Bomgar Corporation#*	One stop	L + 7.00%	(a)	8.89%	06/2022	13,971	13,837	1.6	13,971
Bomgar Corporation(5)	One stop	L + 7.50%		N/A(6)	06/2022	—	(1)	—	—
Browz LLC	One stop	L + 9.50%	(a)	9.67% cash/1.50% PIK	03/2023	1,827	1,805	0.2	1,809
Browz LLC	One stop	L + 9.50%		N/A(6)	03/2023	—	—	—	—
Clearwater Analytics, LLC#*	One stop	L + 5.00%	(a)	6.88%	09/2022	8,327	8,112	1.0	8,327
Clearwater Analytics, LLC	One stop	L + 5.00%	(a)	6.87%	09/2022	18	15	—	18
Confluence Technologies, Inc.	One stop	L + 7.50%	(c)	9.59%	03/2024	8,637	8,530	1.0	8,551
Confluence Technologies, Inc.	One stop	L + 7.50%	(c)	9.59%	03/2024	21	20	—	20
Connexin Software, Inc.	One stop	L + 8.50%	(b)	10.50%	02/2024	2,920	2,877	0.3	2,883
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Datto, Inc.	One stop	L + 8.00%	(a)	9.72%	12/2022	14,093	13,829	1.6	14,093
Datto, Inc.(5)	One stop	L + 8.00%		N/A(6)	12/2022	—	(1)	—	—
Daxko Acquisition Corporation#*	One stop	L + 6.50%	(a)	8.39%	09/2022	11,211	11,076	1.3	11,100
Daxko Acquisition Corporation	One stop	P + 5.50%	(e)	10.25%	09/2022	5	5	—	5
DISA Holdings Acquisition Subsidiary Corp.*	Senior loan	L + 4.25%	(a)	5.91%	12/2020	1,324	1,317	0.2	1,324
DISA Holdings Acquisition Subsidiary Corp.#	Senior loan	L + 4.25%	(a)	5.91%	12/2020	129	128	—	129
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.25%	(a)	5.91%	12/2020	80	78	—	80
EGD Security Systems, LLC#*	One stop	L + 6.25%	(c)	8.34%	06/2022	10,371	10,281	1.2	10,371
EGD Security Systems, LLC*	One stop	L + 6.25%	(c)	8.23%	06/2022	98	97	—	98
EGD Security Systems, LLC	One stop	L + 6.25%	(d)	8.25%	06/2022	52	51	—	52
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	8.32%	06/2022	30	29	—	30
HealthcareSource HR, Inc.#*	One stop	L + 6.75%	(c)	9.06%	05/2020	11,116	11,023	1.3	11,116
HealthcareSource HR, Inc.(5)	One stop	L + 6.75%		N/A(6)	05/2020	—	(1)	—	—
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	1,396	1,383	0.2	1,396
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	1,170	1,119	0.1	1,170
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	327	323	—	327
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	197	193	—	197
III US Holdings, LLC	One stop	L + 6.50%		N/A(6)	09/2022	—	—	—	—
Imprivata, Inc.#*	Senior loan	L + 4.50%	(c)	6.24%	10/2023	16,611	16,419	1.9	16,611
Imprivata, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	10/2023	—	(2)	—	—
Integration Appliance, Inc.	One stop	L + 8.25%	(a)	9.91%	09/2020	1,550	1,542	0.2	1,550
Integration Appliance, Inc.	One stop	L + 8.25%	(a)	9.91%	09/2020	124	123	—	124
Integration Appliance, Inc.	One stop	L + 8.25%	(a)	9.91%	09/2020	25	25	—	25
JAMF Holdings, Inc.	One stop	L + 8.00%	(c)	9.82%	11/2022	5,764	5,658	0.7	5,764

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
JAMF Holdings, Inc.(5)	One stop	L + 8.00%		N/A(6)	11/2022	$—	$(1)	—%	$—
Maverick Bidco Inc.#	One stop	L + 6.25%	(c)	8.56%	04/2023	22,926	22,531	2.6	22,926
Maverick Bidco Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(2)	—	—
Maverick Bidco Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(28)	—	—
MMan Acquisition Co.#	One stop	L + 6.00%	(c)	8.31%	08/2023	12,451	12,284	1.4	12,451
MMan Acquisition Co.	One stop	L + 6.00%	(c)	8.23%	08/2023	61	60	—	61
Net Health Acquisition Corp.#	One stop	L + 5.50%	(c)	7.48%	12/2023	4,897	4,851	0.6	4,897
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(1)	—	—
Netsmart Technologies, Inc.#	Senior loan	L + 4.50%	(a)	6.38%	04/2023	1,625	1,613	0.2	1,647
Netsmart Technologies, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(7)	—	—
Nextech Systems, LLC#	One stop	L + 6.00%	(a)	7.89%	03/2024	12,719	12,672	1.5	12,672
Nextech Systems, LLC	One stop	L + 6.00%		N/A(6)	03/2024	—	—	—	—
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	8.11%	11/2023	3,840	3,795	0.4	3,840
Nexus Brands Group, Inc.	One stop	P + 5.00%	(e)	9.75%	11/2023	1,383	1,361	0.2	1,383
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	—
Property Brands, Inc.#	One stop	L + 6.00%	(a)	7.89%	01/2024	9,428	9,314	1.1	9,334
Property Brands, Inc.	One stop	L + 6.00%	(a)	7.89%	01/2024	3,106	3,076	0.4	3,075
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(11)	—	(11)
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(11)	—	(1)
Quickbase, Inc. #*	One stop	L + 6.00%	(c)	8.31%	04/2022	25,269	24,832	2.9	25,269
Quickbase, Inc. (5)	One stop	L + 6.00%		N/A(6)	04/2022	—	(2)	—	—
Saba Software, Inc.#	One stop	L + 5.50%	(a)	7.39%	05/2023	26,373	25,980	3.0	26,373
Saba Software, Inc.(5)	One stop	L + 5.50%		N/A(6)	05/2023	—	(2)	—	—
Saldon Holdings, Inc. *	Senior loan	L + 4.50%	(c)	6.48%	09/2022	625	618	0.1	625
Secure-24, LLC*	One stop	L + 5.00%	(b)	6.90%	08/2019	1,783	1,776	0.2	1,783
Secure-24, LLC	One stop	L + 5.00%		N/A(6)	08/2019	—	—	—	—
Severin Acquisition, LLC#	Senior loan	L + 4.75%	(a)	6.64%	07/2021	8,503	8,409	1.0	8,469
Severin Acquisition, LLC*	Senior loan	L + 5.38%	(a)	7.27%	07/2021	1,420	1,405	0.2	1,440
Severin Acquisition, LLC*	Senior loan	L + 5.00%	(a)	6.89%	07/2021	1,264	1,252	0.2	1,268
Severin Acquisition, LLC#	Senior loan	L + 5.38%	(a)	7.27%	07/2021	966	956	0.1	980
Severin Acquisition, LLC*	Senior loan	L + 4.88%	(a)	6.77%	07/2021	312	308	—	312
Severin Acquisition, LLC(5)	Senior loan	L + 4.75%		N/A(6)	07/2021	—	(6)	—	—
Switchfly, Inc.	One stop	L + 10.00%	(c)	10.22% cash/1.50% PIK	04/2020	3,229	3,130	0.4	3,229
Switchfly, Inc.	One stop	L + 10.00%		N/A(6)	04/2020	—	—	—	—
Telesoft, LLC#	One stop	L + 5.50%	(c)	7.19%	07/2022	5,326	5,280	0.6	5,326
Telesoft, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2022	—	(1)	—	—
Transaction Data Systems, Inc.#	Senior loan	L + 5.25%	(c)	7.56%	06/2021	1,889	1,880	0.2	1,889
Transaction Data Systems, Inc.*	Senior loan	L + 5.25%	(c)	7.56%	06/2021	391	386	—	391
Transaction Data Systems, Inc.	Senior loan	L + 4.50%	(c)	6.81%	06/2020	5	5	—	4
Trintech, Inc. #*	One stop	L + 6.50%	(c)	8.28%	12/2023	12,044	11,900	1.4	12,044
Trintech, Inc. #*	One stop	L + 6.50%	(c)	8.28%	12/2023	6,096	6,024	0.7	6,096
Trintech, Inc.	One stop	L + 6.50%	(c)	8.28%	12/2023	30	28	—	30
True Commerce, Inc.#	One stop	L + 5.75%	(c)	8.06%	11/2023	7,143	7,060	0.8	7,143
True Commerce, Inc.(8)(9)	One stop	L + 5.75%	(c)	8.06%	11/2023	2,804	2,771	0.3	2,978
True Commerce, Inc.	One stop	L + 5.75%	(c)	8.06%	11/2023	933	922	0.1	933
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(a)	10.47% cash/2.25% PIK	10/2020	1,038	957	0.1	1,038
Valant Medical Solutions, Inc.	One stop	N/A		6.00% PIK	02/2020	189	189	—	189
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(a)	10.47% cash/2.25% PIK	10/2020	10	10	—	10
Velocity Technology Solutions, Inc.#	One stop	L + 6.00%	(c)	8.03%	12/2023	10,477	10,303	1.2	10,477
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
Vendavo, Inc.	One stop	L + 8.50%	(c)	10.22%	10/2019	4,331	4,313	0.5	4,331
Vendavo, Inc.(5)	One stop	L + 8.50%		N/A(6)	10/2019	—	(1)	—	—
Vendor Credentialing Service LLC#*	One stop	L + 6.00%	(a)	7.89%	11/2021	7,592	7,518	0.9	7,592

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Vendor Credentialing Service LLC(5)	One stop	L + 6.00%		N/A(6)	11/2021	$—	$(1)	—%	$—
Verisys Corporation#	One stop	L + 6.75%	(c)	9.06%	01/2023	4,781	4,723	0.6	4,781
Verisys Corporation(5)	One stop	L + 6.75%		N/A(6)	01/2023	—	(1)	—	—
Workforce Software, LLC	One stop	L + 10.50%	(c)	5.21% cash/7.00% PIK	06/2021	23,732	23,630	2.7	23,732
Workforce Software, LLC	One stop	L + 10.50%	(c)	5.21% cash/7.00% PIK	06/2021	52	52	—	52
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 9.25%	(a)	10.35% cash/0.75% PIK	08/2021	3,022	2,965	0.3	3,022
Xmatters, Inc. and Alarmpoint, Inc.	One stop	P + 8.00%	(e)	12.00% cash/0.75% PIK	08/2021	20	20	—	20
						413,925	408,286	47.6	413,197
Ecological
Pace Analytical Services, LLC#*	One stop	L + 6.25%	(a)	8.14%	09/2022	15,143	14,943	1.7	15,143
Pace Analytical Services, LLC#	One stop	L + 6.25%	(a)	8.14%	09/2022	1,408	1,390	0.2	1,408
Pace Analytical Services, LLC	One stop	L + 6.25%	(a)	8.10%	09/2022	1,135	1,125	0.1	1,135
Pace Analytical Services, LLC*	One stop	L + 6.25%	(a)	8.14%	09/2022	347	343	—	347
Pace Analytical Services, LLC	One stop	L + 6.25%	(a)	8.14%	09/2022	50	49	—	50
Pace Analytical Services, LLC(5)	One stop	L + 6.25%		N/A(6)	09/2022	—	(33)	—	—
WRE Holding Corp.#	Senior loan	L + 4.75%	(a)(e)	6.63%	01/2023	1,319	1,306	0.2	1,319
WRE Holding Corp.	Senior loan	L + 4.75%	(c)	6.59%	01/2023	919	908	0.1	919
WRE Holding Corp.	Senior loan	L + 4.75%	(a)	6.63%	01/2023	16	16	—	16
WRE Holding Corp.(5)	Senior loan	L + 4.75%		N/A(6)	01/2023	—	(1)	—	—
						20,337	20,046	2.3	20,337
Electronics
Appriss Holdings, Inc.#*	One stop	L + 6.00%	(c)	8.31%	11/2020	14,693	14,569	1.7	14,693
Appriss Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2020	—	(9)	—	—
Compusearch Software Holdings, Inc.*	Senior loan	L + 4.25%	(c)	6.55%	05/2021	1,003	1,001	0.1	1,003
Diligent Corporation#*	One stop	L + 6.50%	(d)	8.94%	04/2022	31,538	30,857	3.6	31,538
Diligent Corporation#*	One stop	L + 6.50%	(d)	8.94%	04/2022	8,845	8,706	1.0	8,845
Diligent Corporation#	One stop	L + 6.50%	(d)	8.94%	04/2022	7,826	7,711	0.9	7,826
Diligent Corporation(5)	One stop	L + 6.50%		N/A(6)	04/2022	—	(2)	—	(1)
Gamma Technologies, LLC*	One stop	L + 4.75%	(a)	6.64%	06/2021	4,912	4,885	0.6	4,912
Gamma Technologies, LLC(5)	One stop	L + 5.00%		N/A(6)	06/2021	—	(1)	—	—
LD Intermediate Holdings, Inc.*	Senior loan	L + 5.88%	(c)	7.67%	12/2022	2,843	2,663	0.3	2,558
SEI, Inc.#*	Senior loan	L + 5.25%	(a)	7.14%	07/2023	6,491	6,424	0.8	6,425
Sloan Company, Inc., The#	One stop	L + 7.25%	(c)	9.56%	04/2020	3,110	3,083	0.4	2,954
Sloan Company, Inc., The	One stop	L + 7.25%	(c)	9.17%	04/2020	209	209	—	199
Sloan Company, Inc., The	One stop	L + 7.25%	(c)	9.13%	04/2020	35	35	—	33
Sovos Compliance#*	One stop	L + 6.00%	(a)	7.89%	03/2022	32,258	31,831	3.7	32,258
Sovos Compliance*	One stop	L + 6.00%	(a)	7.89%	03/2022	5,400	5,330	0.6	5,400
Sovos Compliance	One stop	L + 6.00%		N/A(6)	03/2022	—	—	—	—
Sovos Compliance(5)	One stop	L + 6.00%		N/A(6)	03/2022	—	(2)	—	—
						119,163	117,290	13.7	118,643
Grocery
Teasdale Quality Foods, Inc.*	Senior loan	L + 4.75%	(b)	6.41%	10/2020	120	120	—	120

Healthcare, Education and Childcare
Active Day, Inc.#*	One stop	L + 6.00%	(b)	8.00%	12/2021	11,467	11,341	1.3	11,467
Active Day, Inc.*	One stop	L + 6.00%	(b)	8.00%	12/2021	885	879	0.1	885
Active Day, Inc.#	One stop	L + 6.00%	(b)	8.00%	12/2021	570	567	0.1	570
Active Day, Inc.#	One stop	L + 6.00%	(b)	8.00%	12/2021	394	391	0.1	394
Active Day, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(1)	—	—
Active Day, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(11)	—	—
Acuity Eyecare Holdings, LLC#	One stop	L + 6.75%	(b)	8.64%	03/2022	4,805	4,747	0.6	4,805
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(b)	8.70%	03/2022	3,194	3,155	0.4	3,194
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(b)	8.75%	03/2022	433	396	0.1	395
Acuity Eyecare Holdings, LLC	One stop	P + 5.75%	(e)	10.50%	03/2022	2	2	—	2
ADCS Clinics Intermediate Holdings, LLC#	One stop	L + 5.75%	(c)	8.06%	05/2022	21,794	21,442	2.5	21,358

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
ADCS Clinics Intermediate Holdings, LLC#	One stop	L + 5.75%	(c)	8.06%	05/2022	$108	$107	—%	$106
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(c)	8.06%	05/2022	83	83	—	82
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	(e)	9.50%	05/2022	50	48	—	48
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(c)	8.06%	05/2022	32	31	—	31
ADCS Clinics Intermediate Holdings, LLC(5)	One stop	L + 5.75%		N/A(6)	05/2022	—	(4)	—	—
Advanced Pain Management Holdings, Inc.#	Senior loan	L + 5.00%	(a)	6.89%	05/2018	5,593	5,593	0.5	4,642
Advanced Pain Management Holdings, Inc.#	Senior loan	L + 5.00%	(a)	6.89%	05/2018	383	382	—	318
Advanced Pain Management Holdings, Inc.	Senior loan	L + 5.00%		N/A(6)	05/2018	—	—	—	—
Agilitas USA, Inc.#	One stop	L + 6.25%	(c)	7.94%	04/2022	1,966	1,950	0.2	1,887
Agilitas USA, Inc.	One stop	L + 6.25%	(c)	7.95%	04/2022	10	9	—	7
Agilitas USA, Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2022	—	(13)	—	—
Apothecary Products, LLC*	Senior loan	L + 4.00%	(c)	5.72%	02/2019	1,857	1,857	0.2	1,857
Apothecary Products, LLC	Senior loan	L + 4.00%	(c)	5.74%	02/2019	107	107	—	107
Aris Teleradiology Company, LLC#*	Senior loan	L + 5.50%	(c)	7.81%	03/2021	2,500	2,484	0.2	1,875
Aris Teleradiology Company, LLC(5)	Senior loan	L + 5.50%	(c)	7.28%	03/2021	25	25	—	(15)
Avalign Technologies, Inc.*	Senior loan	L + 4.50%	(a)	6.38%	07/2021	948	946	0.1	948
BIORECLAMATIONIVT, LLC#*	One stop	L + 5.75%	(a)	7.64%	01/2021	14,983	14,837	1.7	14,983
BIORECLAMATIONIVT, LLC	One stop	P + 4.75%	(e)	9.50%	01/2021	55	54	—	55
California Cryobank, LLC*	One stop	L + 5.50%	(c)	7.81%	08/2019	2,473	2,473	0.3	2,473
California Cryobank, LLC*	One stop	L + 5.50%	(c)	7.81%	08/2019	948	940	0.1	948
California Cryobank, LLC*	One stop	L + 5.50%	(c)	7.81%	08/2019	316	316	—	313
California Cryobank, LLC	One stop	L + 5.50%		N/A(6)	08/2019	—	—	—	—
California Cryobank, LLC(5)	One stop	L + 5.50%		N/A(6)	08/2019	—	(13)	—	(9)
CLP Healthcare Services, Inc.*	Senior loan	L + 5.50%	(a)	7.38%	12/2020	931	924	0.1	913
Curo Health Services LLC#	Senior loan	L + 4.00%	(c)	5.81%	02/2022	823	823	0.1	821
DCA Investment Holding, LLC#*	One stop	L + 5.25%	(c)	7.56%	07/2021	14,527	14,421	1.7	14,527
DCA Investment Holding, LLC#*	One stop	L + 5.25%	(c)	7.56%	07/2021	13,554	13,425	1.6	13,554
DCA Investment Holding, LLC#*	One stop	L + 5.25%	(c)	7.56%	07/2021	6,073	5,989	0.7	6,073
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.56%	07/2021	152	150	—	152
DCA Investment Holding, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2021	—	(1)	—	—
DCA Investment Holding, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2021	—	(11)	—	—
DCA Investment Holding, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2021	—	(181)	—	—
Deca Dental Management LLC	One stop	L + 6.25%	(c)	8.56%	07/2020	7,481	7,429	0.9	7,481
Deca Dental Management LLC*	One stop	L + 6.25%	(a)(c)	8.37%	07/2020	910	906	0.1	910
Deca Dental Management LLC	One stop	L + 6.25%	(a)	8.14%	07/2020	50	50	—	50
Deca Dental Management LLC(5)	One stop	L + 6.25%		N/A(6)	07/2020	—	(5)	—	—
Dental Holdings Corporation*	One stop	L + 6.00%	(c)	7.77%	02/2020	3,183	3,157	0.4	3,119
Dental Holdings Corporation	One stop	L + 6.00%	(c)	7.77%	02/2020	505	501	0.1	495
Dental Holdings Corporation	One stop	L + 6.00%	(c)(e)	8.75%	02/2020	196	193	—	191
eSolutions, Inc.#*	One stop	L + 6.50%	(c)	8.81%	03/2022	18,348	18,168	2.1	18,348
eSolutions, Inc.(5)	One stop	L + 6.50%		N/A(6)	03/2022	—	(1)	—	—
Excelligence Learning Corporation#	One stop	L + 6.00%	(a)	7.88%	04/2023	6,268	6,215	0.7	6,268
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	8.56%	05/2023	10,441	10,284	1.2	10,441
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	8.56%	05/2023	6,713	6,713	0.8	6,713
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	8.03%	05/2023	2,241	2,241	0.3	2,241
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(b)	8.14%	05/2023	1,088	1,088	0.1	1,088
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	8.03%	05/2023	958	958	0.1	958
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	8.56%	05/2023	619	459	0.1	619
Eyecare Services Partners Holdings LLC(5)	One stop	L + 6.25%		N/A(6)	05/2023	—	(3)	—	—
Eyecare Services Partners Holdings LLC(5)	One stop	L + 6.25%		N/A(6)	05/2023	—	(77)	—	—
Eyecare Services Partners Holdings LLC(5)	One stop	L + 6.25%		N/A(6)	05/2023	—	(90)	—	—
G & H Wire Company, Inc.#	One stop	L + 5.50%	(a)	7.39%	09/2023	1,143	1,132	0.1	1,143
G & H Wire Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	09/2023	—	(1)	—	—
Immucor, Inc. #	Senior loan	L + 5.00%	(c)	7.30%	06/2021	2,044	2,033	0.2	2,098
Kareo, Inc.	One stop	L + 9.00%	(b)	10.99%	06/2022	5,755	5,534	0.7	5,755

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Kareo, Inc.	One stop	L + 9.00%		N/A(6)	06/2022	$—	$—	—%	$—
Katena Holdings, Inc.*	One stop	L + 6.75%	(c)	9.06%	06/2021	4,498	4,462	0.5	4,408
Katena Holdings, Inc.*	One stop	L + 6.75%	(c)	9.06%	06/2021	439	436	0.1	430
Katena Holdings, Inc.#	One stop	L + 6.75%	(c)	9.06%	06/2021	302	298	—	296
Katena Holdings, Inc.	One stop	P + 5.75%	(e)	10.50%	06/2021	100	99	—	98
Lombart Brothers, Inc.#	One stop	L + 6.75%	(c)	9.06%	04/2022	3,360	3,306	0.4	3,360
Lombart Brothers, Inc.#(8)	One stop	L + 6.75%	(c)	9.06%	04/2022	1,542	1,518	0.2	1,542
Lombart Brothers, Inc.	One stop	P + 5.50%	(e)	10.25%	04/2022	16	16	—	16
Lombart Brothers, Inc.(8)	One stop	L + 6.75%		N/A(6)	04/2022	—	—	—	—
Maverick Healthcare Group, LLC#	Senior loan	L + 7.50%	(a)	7.38% cash/2.00% PIK	12/2017	453	453	0.1	453
MWD Management, LLC & MWD Services, Inc.#	One stop	L + 2.25%	(c)	4.56%	06/2023	4,403	4,403	0.5	4,403
MWD Management, LLC & MWD Services, Inc.#	One stop	L + 5.25%	(c)	7.56%	06/2023	1,302	1,288	0.2	1,302
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2022	—	(1)	—	—
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(79)	—	—
Oliver Street Dermatology Holdings, LLC#*	One stop	L + 6.00%	(c)	8.31%	05/2022	8,761	8,628	1.0	8,761
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.00%	(c)	8.31%	05/2022	1,895	1,874	0.2	1,895
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(a)(b)(c)	7.79%	05/2022	1,359	1,343	0.2	1,359
Oliver Street Dermatology Holdings, LLC#	One stop	L + 6.00%	(c)	8.31%	05/2022	1,048	1,037	0.1	1,048
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(a)	7.77%	05/2022	814	805	0.1	814
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(a)(b)	7.89%	05/2022	351	311	—	310
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.00%	(c)	8.31%	05/2022	46	45	—	46
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.00%	(c)	8.31%	05/2022	42	41	—	42
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.00%	(c)	8.31%	05/2022	32	32	—	32
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.00%	(c)	8.31%	05/2022	30	30	—	30
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(c)	8.30%	05/2022	17	15	—	15
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.64%	11/2023	2,852	2,819	0.3	2,852
ONsite Mammography, LLC	One stop	L + 6.75%	(d)	8.93%	11/2023	238	225	—	238
ONsite Mammography, LLC(5)	One stop	L + 6.75%		N/A(6)	11/2023	—	(1)	—	—
Pinnacle Treatment Centers, Inc.#	One stop	L + 6.25%	(b)	8.04%	08/2021	9,699	9,584	1.1	9,699
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(a)	8.07%	08/2021	55	53	—	55
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(b)	8.04%	08/2021	30	29	—	30
PPT Management Holdings, LLC#*	One stop	L + 6.00%	(c)	7.70%	12/2022	11,652	11,446	1.1	9,905
PPT Management Holdings, LLC	One stop	L + 6.00%	(a)	7.89%	12/2022	200	196	—	170
PPT Management Holdings, LLC	One stop	L + 6.00%	(c)	7.75%	12/2022	134	134	—	114
PPT Management Holdings, LLC	One stop	L + 6.00%	(c)	8.10%	12/2022	81	81	—	68
PPT Management Holdings, LLC(5)	One stop	L + 6.00%	(c)	8.31%	12/2022	38	29	—	(4)
Premise Health Holding Corp.*	One stop	L + 4.50%	(c)	6.81%	06/2020	1,977	1,977	0.2	1,977
Premise Health Holding Corp.	One stop	L + 4.50%		N/A(6)	06/2020	—	—	—	—
Radiology Partners, Inc.#	One stop	L + 5.75%	(c)(d)	7.61%	12/2023	26,754	26,451	3.1	26,754
Radiology Partners, Inc.	One stop	L + 5.75%	(c)	8.05%	12/2023	4,082	3,965	0.5	3,961
Radiology Partners, Inc.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(3)	—	—
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	(a)	6.88%	12/2018	1,126	1,126	0.1	1,126
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	(e)	8.75%	12/2018	108	108	—	108
Riverchase MSO, LLC#*	Senior loan	L + 5.75%	(c)	8.06%	10/2022	4,915	4,858	0.6	4,915
Riverchase MSO, LLC	Senior loan	L + 5.75%	(c)	7.96%	10/2022	54	53	—	54
RXH Buyer Corporation#	One stop	L + 5.75%	(c)	8.06%	09/2021	11,077	10,950	1.3	11,077
RXH Buyer Corporation*	One stop	L + 5.75%	(c)	8.06%	09/2021	1,253	1,247	0.1	1,253
RXH Buyer Corporation	One stop	L + 5.75%	(c)(e)	8.75%	09/2021	77	75	—	77
SLMP, LLC	One stop	L + 6.00%	(a)	7.89%	05/2023	5,626	5,548	0.7	5,626
SLMP, LLC#	One stop	L + 6.00%	(a)	7.89%	05/2023	4,725	4,662	0.5	4,725
SLMP, LLC	One stop	N/A		7.50% PIK	05/2027	109	109	—	116
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(10)	—	—
Spear Education, LLC*	One stop	L + 6.25%	(c)	7.94%	08/2019	3,486	3,478	0.4	3,486
Spear Education, LLC	One stop	L + 6.25%	(c)	7.94%	08/2019	179	178	—	179

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Spear Education, LLC	One stop	L + 6.25%		N/A(6)	08/2019	$—	$—	—%	$—
Summit Behavioral Healthcare, LLC#	Senior loan	L + 4.75%	(c)	6.73%	10/2023	2,413	2,390	0.3	2,413
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	6.78%	10/2023	13	13	—	13
Summit Behavioral Healthcare, LLC(5)	Senior loan	L + 4.75%		N/A(6)	10/2023	—	(8)	—	—
WHCG Management, LLC*	Senior loan	L + 4.75%	(c)	7.06%	03/2023	3,970	3,929	0.5	3,970
WHCG Management, LLC	Senior loan	L + 4.75%	(c)	6.71%	03/2023	30	29	—	30
WHCG Management, LLC(5)	Senior loan	L + 4.75%		N/A(6)	03/2023	—	(22)	—	—
WIRB-Copernicus Group, Inc.#	Senior loan	L + 4.25%	(a)	6.14%	08/2022	10,481	10,407	1.2	10,429
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(1)	—	(2)
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(25)	—	(25)
						318,228	313,981	36.2	313,733
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC*	Senior loan	L + 4.50%	(a)	6.38%	02/2022	355	354	—	355
CST Buyer Company*	One stop	L + 5.00%	(c)	7.45%	03/2023	3,190	3,110	0.4	3,190
CST Buyer Company(5)	One stop	L + 5.00%		N/A(6)	03/2023	—	(1)	—	—
Plano Molding Company, LLC#	One stop	L + 8.00%	(a)	9.82%	05/2021	6,322	6,256	0.6	5,563
						9,867	9,719	1.0	9,108
Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC#*	One stop	L + 5.50%	(a)	7.39%	06/2022	5,019	4,944	0.6	5,019
Aimbridge Hospitality, LLC	One stop	L + 5.50%	(a)	7.39%	06/2022	62	57	—	62
Aimbridge Hospitality, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2022	—	(1)	—	—
						5,081	5,000	0.6	5,081
Insurance
Captive Resources Midco, LLC#*	One stop	L + 6.00%	(a)	7.89%	12/2021	12,797	12,623	1.5	12,797
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(5)	—	—
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(14)	—	—
Internet Pipeline, Inc.#*	One stop	L + 7.25%	(a)	9.14%	08/2022	10,303	10,172	1.2	10,463
Internet Pipeline, Inc.#*	One stop	L + 6.25%	(a)	8.06%	08/2022	4,427	4,390	0.5	4,339
Internet Pipeline, Inc.(8)(9)	One stop	L + 6.50%	(a)	8.39%	08/2022	3,577	3,535	0.4	3,704
Internet Pipeline, Inc.*	One stop	L + 6.25%	(a)	8.04%	08/2022	1,676	1,661	0.2	1,642
Internet Pipeline, Inc.	One stop	L + 7.25%		N/A(6)	08/2021	—	—	—	1
RSC Acquisition, Inc.#*	Senior loan	L + 4.25%	(c)(e)	6.56%	11/2022	13,832	13,767	1.6	13,832
RSC Acquisition, Inc.	Senior loan	L + 4.25%	(c)	6.02%	11/2021	31	31	—	31
RSC Acquisition, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(39)	—	—
RSC Acquisition, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(61)	—	—
						46,643	46,060	5.4	46,809
Leisure, Amusement, Motion Pictures, Entertainment
NFD Operating, LLC*	One stop	L + 7.00%	(a)	8.66%	06/2021	2,159	2,138	0.2	2,159
NFD Operating, LLC	One stop	L + 7.00%		N/A(6)	06/2021	—	—	—	—
NFD Operating, LLC(5)	One stop	L + 7.00%		N/A(6)	06/2021	—	(1)	—	—
PADI Holdco, Inc.#	One stop	L + 6.50%	(c)	8.81%	04/2023	25,401	25,079	2.9	25,401
PADI Holdco, Inc.	One stop	L + 6.50%	(c)	8.81%	04/2022	64	63	—	64
Self Esteem Brands, LLC#*	Senior loan	L + 4.75%	(a)	6.64%	02/2020	9,224	9,177	1.1	9,224
Teaching Company, The#*	One stop	L + 7.00%	(a)(c)	8.98%	08/2020	12,123	12,080	1.4	12,123
Teaching Company, The	One stop	L + 7.00%	(c)	8.75%	08/2020	80	79	—	80
Titan Fitness, LLC*	One stop	L + 7.00%	(a)	8.66%	09/2019	1,943	1,943	0.2	1,943
Titan Fitness, LLC*	One stop	L + 7.00%	(a)	8.66%	09/2019	293	292	—	293
Titan Fitness, LLC#	One stop	L + 7.00%	(a)	8.66%	09/2019	257	257	—	257
Titan Fitness, LLC*	One stop	L + 7.00%	(a)	8.66%	09/2019	139	137	—	139
Titan Fitness, LLC	One stop	L + 7.00%		N/A(6)	09/2019	—	—	—	—
						51,683	51,244	5.8	51,683
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.#	One stop	L + 11.00%	(a)	10.89% cash/2.00% PIK	05/2019	189	189	—	170
Benetech, Inc.	One stop	P + 9.75%	(a)(e)	12.31% cash/2.00% PIK	05/2019	7	7	—	2
						196	196	—	172

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil and Gas
Drilling Info, Inc.#*	One stop	L + 5.75%	(c)	8.06%	06/2020	$26,499	$26,303	3.1%	$26,499
Drilling Info, Inc.	One stop	L + 5.75%		N/A(6)	06/2020	—	—	—	—
						26,499	26,303	3.1	26,499
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.81%	11/2021	4,848	4,818	0.6	4,848
Georgica Pine Clothiers, LLC#	One stop	L + 5.50%	(c)	7.81%	11/2021	423	421	—	423
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.81%	11/2021	297	295	—	297
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	7.81%	11/2021	37	37	—	37
IMPLUS Footwear, LLC#	One stop	L + 6.75%	(b)(c)	8.45%	04/2021	13,439	13,343	1.5	13,439
IMPLUS Footwear, LLC#	One stop	L + 6.75%	(c)(e)	8.93%	04/2021	2,366	2,349	0.3	2,366
Massage Envy, LLC*	One stop	L + 6.75%	(c)(e)	8.73%	09/2020	3,136	3,120	0.4	3,136
Massage Envy, LLC	One stop	L + 6.75%	(c)	8.45%	09/2020	114	113	—	114
Massage Envy, LLC*	One stop	L + 6.75%	(c)	8.62%	09/2020	99	98	—	99
Massage Envy, LLC*	One stop	L + 6.75%	(c)(e)	8.76%	09/2020	94	94	—	94
Massage Envy, LLC	One stop	L + 6.75%	(c)	8.86%	09/2020	91	87	—	87
Massage Envy, LLC*	One stop	L + 6.75%	(c)(e)	8.78%	09/2020	71	70	—	71
Massage Envy, LLC*	One stop	L + 6.75%	(c)(e)	8.68%	09/2020	46	45	—	46
Massage Envy, LLC*	One stop	L + 6.75%	(c)(e)	8.89%	09/2020	30	30	—	30
Massage Envy, LLC	One stop	L + 6.75%		N/A(6)	09/2020	—	—	—	—
Orthotics Holdings, Inc.#	One stop	L + 6.00%	(a)	7.89%	02/2020	3,675	3,651	0.4	3,602
Orthotics Holdings, Inc.#(8)	One stop	L + 6.00%	(a)	7.89%	02/2020	602	599	0.1	590
Orthotics Holdings, Inc.(8)	One stop	L + 6.00%		N/A(6)	02/2020	—	—	—	—
Orthotics Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	02/2020	—	(4)	—	(2)
Team Technologies Acquisition Company*	Senior loan	L + 5.00%	(c)(e)	6.75%	12/2018	259	258	—	259
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	(c)(e)	7.25%	12/2018	48	48	—	48
Team Technologies Acquisition Company	Senior loan	L + 5.00%		N/A(6)	12/2018	—	—	—	—
						29,675	29,472	3.3	29,584
Personal, Food and Miscellaneous Services
Captain D's, LLC#	Senior loan	L + 4.50%	(a)	6.37%	12/2023	2,232	2,211	0.3	2,232
Captain D's, LLC	Senior loan	L + 4.50%	(a)(e)	7.13%	12/2023	6	6	—	6
Clarkson Eyecare LLC#*	One stop	L + 6.25%	(c)	8.56%	04/2021	17,103	16,941	2.0	16,931
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.56%	04/2021	8,486	8,434	1.0	8,401
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	8.56%	04/2021	2,941	2,923	0.3	2,912
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	8.56%	04/2021	2,504	2,489	0.3	2,479
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.56%	04/2021	713	670	0.1	706
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	8.56%	04/2021	660	660	0.1	653
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	8.56%	04/2021	487	479	0.1	482
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.56%	04/2021	277	273	—	271
Community Veterinary Partners, LLC	One stop	L + 5.50%	(b)	7.50%	10/2021	1,954	1,954	0.2	1,954
Community Veterinary Partners, LLC*	One stop	L + 5.50%	(b)	7.50%	10/2021	100	98	—	100
Community Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2021	—	(32)	—	—
R.G. Barry Corporation#	Senior loan	L + 5.00%	(a)	6.89%	09/2019	1,172	1,172	0.1	1,172
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.24%	01/2023	60	59	—	59
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.27%	01/2023	71	54	—	54
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%		N/A(6)	01/2023	—	—	—	—
Southern Veterinary Partners, LLC#	One stop	L + 6.00%	(a)	7.89%	06/2020	3,616	3,616	0.4	3,616
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(a)	7.89%	06/2020	1,921	1,890	0.2	1,921
Southern Veterinary Partners, LLC*	One stop	L + 6.00%	(a)	7.89%	06/2020	1,577	1,568	0.2	1,577
Southern Veterinary Partners, LLC#	One stop	L + 6.00%	(a)	7.89%	06/2020	1,042	1,042	0.1	1,042
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(a)	7.89%	06/2020	855	855	0.1	855
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(a)	7.89%	06/2020	779	736	0.1	779
Southern Veterinary Partners, LLC(5)	One stop	L + 6.00%		N/A(6)	06/2020	—	(1)	—	—
Vetcor Professional Practices LLC#*	One stop	L + 6.25%	(c)	8.56%	04/2021	27,137	26,803	3.1	27,137
Vetcor Professional Practices LLC#	One stop	L + 6.25%	(c)	8.56%	04/2021	6,560	6,462	0.8	6,560
Vetcor Professional Practices LLC#	One stop	L + 6.25%	(c)	8.56%	04/2021	2,348	2,318	0.3	2,348

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services - (continued)
Vetcor Professional Practices LLC	One stop	L + 6.25%	(c)	8.56%	04/2021	$2,260	$2,094	0.3%	$2,260
Vetcor Professional Practices LLC#	One stop	L + 6.25%	(c)	8.56%	04/2021	625	621	0.1	625
Vetcor Professional Practices LLC*	One stop	L + 6.25%	(c)	8.56%	04/2021	619	612	0.1	619
Vetcor Professional Practices LLC*	One stop	L + 6.25%	(c)	8.56%	04/2021	486	486	0.1	486
Vetcor Professional Practices LLC*	One stop	L + 6.25%	(c)	8.56%	04/2021	474	468	0.1	474
Vetcor Professional Practices LLC*	One stop	L + 6.25%	(c)	8.56%	04/2021	187	185	—	187
Vetcor Professional Practices LLC*	One stop	L + 6.25%	(c)	8.56%	04/2021	153	152	—	153
Vetcor Professional Practices LLC(5)	One stop	L + 6.25%		N/A(6)	04/2021	—	(3)	—	—
Veterinary Specialists of North America, LLC#*	One stop	L + 5.50%	(c)	7.26%	07/2021	3,833	3,799	0.4	3,833
Veterinary Specialists of North America, LLC*	One stop	L + 5.50%	(c)	7.81%	07/2021	230	228	—	230
Veterinary Specialists of North America, LLC*	One stop	L + 5.50%	(c)	7.63%	07/2021	89	88	—	89
Veterinary Specialists of North America, LLC#	One stop	L + 5.50%	(c)	7.31%	07/2021	33	33	—	33
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(c)	7.81%	07/2021	33	28	—	33
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(a)	7.21%	07/2021	21	20	—	21
Veterinary Specialists of North America, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2021	—	(14)	—	—
Wetzel's Pretzels, LLC*	One stop	L + 6.75%	(a)	8.41%	09/2021	5,851	5,778	0.7	5,851
Wetzel's Pretzels, LLC	One stop	L + 6.75%	(a)	8.41%	09/2021	4	3	—	4
						99,499	98,258	11.6	99,145
Printing and Publishing
Brandmuscle, Inc.*	Senior loan	L + 5.00%	(c)	7.31%	12/2021	535	531	0.1	540

Retail Stores
Batteries Plus Holding Corporation#*	One stop	L + 6.75%	(a)	8.64%	07/2022	11,438	11,294	1.3	11,438
Batteries Plus Holding Corporation	One stop	L + 6.75%	(a)	8.50%	07/2022	37	36	—	37
Cycle Gear, Inc.*	One stop	L + 6.50%	(c)	8.19%	01/2020	7,533	7,486	0.9	7,533
Cycle Gear, Inc.*	One stop	L + 6.50%	(c)	8.19%	01/2020	708	703	0.1	708
Cycle Gear, Inc.	One stop	L + 6.50%	(a)(c)	8.26%	01/2020	467	462	0.1	467
DTLR, Inc.#*	One stop	L + 6.50%	(c)	8.28%	08/2022	19,606	19,348	2.3	19,606
Feeders Supply Company, LLC#*	One stop	L + 5.75%	(a)	7.64%	04/2021	4,571	4,534	0.5	4,571
Feeders Supply Company, LLC	Subordinated debt	N/A		6.50% cash/13.00% PIK	04/2021	57	57	—	57
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
Marshall Retail Group LLC, The#	One stop	L + 6.00%	(c)	7.69%	08/2020	3,149	3,150	0.4	3,149
Marshall Retail Group LLC, The	One stop	P + 4.75%	(e)	9.50%	08/2019	77	77	—	77
Mills Fleet Farm Group LLC#*	One stop	L + 5.50%	(a)	7.39%	02/2022	5,650	5,445	0.7	5,650
Pet Holdings ULC#(8)(10)	One stop	L + 5.50%	(c)	7.19%	07/2022	32,185	31,724	3.7	32,185
Pet Holdings ULC(8)(10)	One stop	L + 5.50%	(c)	7.35%	07/2022	75	74	—	75
Pet Holdings ULC(5)(8)(10)	One stop	L + 5.50%		N/A(6)	07/2022	—	(2)	—	—
PetPeople Enterprises, LLC*	One stop	L + 6.00%	(a)	7.89%	09/2023	2,361	2,334	0.3	2,361
PetPeople Enterprises, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2023	—	(1)	—	—
PetPeople Enterprises, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2023	—	(2)	—	—
						87,914	86,719	10.3	87,914
Telecommunications
NetMotion Wireless Holdings, Inc.*	One stop	L + 6.50%	(c)	8.81%	10/2021	6,452	6,358	0.7	6,452
NetMotion Wireless Holdings, Inc.(5)	One stop	L + 6.50%		N/A(6)	10/2021	—	(1)	—	—
						6,452	6,357	0.7	6,452
Textiles and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	(b)	6.79%	10/2022	1,907	1,876	0.2	1,869
SHO Holding I Corporation	Senior loan	L + 4.00%	(a)(b)	5.72%	10/2021	15	15	—	13
						1,922	1,891	0.2	1,882
Utilities
Arcos, LLC*	One stop	L + 6.00%	(c)	8.31%	02/2021	3,294	3,273	0.4	3,294
Arcos, LLC	One stop	L + 6.00%		N/A(6)	02/2021	—	—	—	—
PowerPlan Holdings, Inc.*	Senior loan	L + 5.25%	(a)	7.14%	02/2022	2,509	2,488	0.3	2,509
PowerPlan Holdings, Inc.*	Senior loan	L + 5.25%	(a)	7.14%	02/2022	805	793	0.1	805
						6,608	6,554	0.8	6,608
Total non-controlled/non-affiliate company debt investments						$1,495,656	$1,476,381	171.3%	$1,485,376

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(11)(12)
Aerospace and Defense
Whitcraft LLC	Common stock	N/A	N/A	N/A	7	$688	0.1%	$801

Automobile
Grease Monkey International, LLC	LLC units	N/A	N/A	N/A	448	448	0.1	448
Polk Acquisition Corp.	LP interest	N/A	N/A	N/A	4	401	—	240
						849	0.1	688
Beverage, Food and Tobacco
Cafe Rio Holding, Inc.	Common stock	N/A	N/A	N/A	3	283	—	283
Global ID Corporation	LLC interest	N/A	N/A	N/A	2	240	—	298
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	17	84	—	83
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	8	24	—	24
Purfoods, LLC	LLC interest	N/A	N/A	N/A	355	355	0.1	407
						986	0.1	1,095
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	40	—	50
Flexan, LLC	Common stock	N/A	N/A	N/A	—	—	—	—
						40	—	50
Diversified/Conglomerate Manufacturing
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	259	—	—
Inventus Power, Inc.	Common stock	N/A	N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	242	—	393
						501	—	393
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A	N/A	N/A	374	374	0.1	406
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	30	152	—	201
Apttus Corporation	Preferred stock	N/A	N/A	N/A	21	319	0.1	319
Apttus Corporation	Warrant	N/A	N/A	N/A	41	235	—	235
Bomgar Corporation	Common stock	N/A	N/A	N/A	1	620	0.1	725
Bomgar Corporation	Common stock	N/A	N/A	N/A	415	6	0.1	1,127
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	1	106	—	106
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	84	84	—	84
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	165	—	149
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	164	60	—	207
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	1	597	0.1	571
MMan Acquisition Co.	LP interest	N/A	N/A	N/A	334	334	0.1	333
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	—	436	0.1	436
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	172	—	172
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	399	0.1	370
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	99	4	—	—
Property Brands, Inc.	Preferred stock	N/A	N/A	N/A	34	345	0.1	345
Quickbase, Inc.	Common stock	N/A	N/A	N/A	615	260	0.1	866
Switchfly, Inc.	Warrant	N/A	N/A	N/A	79	114	—	170
Valant Medical Solutions, Inc.	Warrant	N/A	N/A	N/A	6	86	—	86
Verisys Corporation	LLC interest	N/A	N/A	N/A	318	318	0.1	321
Workforce Software, LLC	LLC units	N/A	N/A	N/A	1,309	1,309	0.2	1,538
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	232	212	—	243
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	41	33	—	18
						6,740	1.3	9,028
Ecological
Pace Analytical Services, LLC	Common stock	N/A	N/A	N/A	3	302	—	308

Electronics
Diligent Corporation	Preferred stock	N/A	N/A	N/A	359	4	0.1	947
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	82	—	303

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics - (continued)
SEI, Inc.	LLC units	N/A	N/A	N/A	207	$161	0.1%	$342
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	74	—	6
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	7	—	—
						328	0.2	1,598
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	529	0.1	534
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	419	419	0.1	529
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	596	0.1	442
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	—
BIORECLAMATIONIVT, LLC	LLC units	N/A	N/A	N/A	—	360	0.1	594
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	5,253	525	0.1	584
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	53	5	—	—
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	651	651	0.1	777
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	394	370	—	207
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	81	—	91
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	—	—	—
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	304	—	325
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	3	—	115
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	187	188	—	162
Kareo, Inc.	Warrant	N/A	N/A	N/A	27	203	—	2
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	205	—	133
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	—	139	—	139
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	230	230	—	230
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	218	218	—	304
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	226	—	223
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	—
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	4	443	—	202
SLMP, LLC	LLC interest	N/A	N/A	N/A	378	378	0.1	495
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	86	—	86
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	281	—	222
						6,448	0.7	6,396
Insurance
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	153	—	200
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	93	2	0.1	390
						155	0.1	590
Leisure, Amusement, Motion Pictures, Entertainment
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	1	539	0.1	539

Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	LLC interest	N/A	N/A	N/A	2	—	—	—
Benetech, Inc.	LLC interest	N/A	N/A	N/A	2	—	—	—
						—	—	—
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	LLC units	N/A	N/A	N/A	9	91	—	124

Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC interest	N/A	N/A	N/A	88	88	—	88
Clarkson Eyecare LLC	LLC units	N/A	N/A	N/A	—	63	—	55
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	2	172	—	185
Ruby Slipper Cafe LLC, The	LLC units	N/A	N/A	N/A	19	186	—	186
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	49	—	53
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	52	3	—	78
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	498	234	—	278
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	55	55	0.1	772
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	56	—	77
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	149	—	219
						1,055	0.1	1,991
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	207	—	180

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Retail Stores
Batteries Plus Holding Corporation	LP interest	N/A	N/A	N/A	5	$505	0.1%	$759
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	8	111	—	160
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	70	—	35
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	2	179	—	214
Feeders Supply Company, LLC	Common stock	N/A	N/A	N/A	—	—	—	98
Pet Holdings ULC(8)(10)	LP interest	N/A	N/A	N/A	222	188	—	281
						1,053	0.1	1,547
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	—	116	—	118
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	68	1	0.1	318
						117	0.1	436

Total non-controlled/non-affiliate company equity investments						$20,099	3.0%	$25,764

Total non-controlled/non-affiliate company investments					$1,495,656	$1,496,480	174.3%	$1,511,140

Controlled affiliate company investments(14)
Equity investments
Investment Funds and Vehicles
GCIC Senior Loan Fund LLC(8)(15)	LLC interest	N/A	N/A	N/A	61,700	$61,700	7.3%	$63,484

Total controlled affiliate company equity investments						$61,700	7.3%	$63,484

Total controlled affiliate company investments						$61,700	7.3%	$63,484

Total investments					$1,495,656	$1,558,180	181.6%	$1,574,624

Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents
Cash, foreign currencies and restricted cash						$45,553	5.2%	$45,553
Total cash, cash equivalents, foreign currencies and restricted cash and cash equivalents						$45,553	5.2%	$45,553

Total investments and cash, cash equivalents, foreign currencies and restricted cash and cash equivalents						$1,603,733	186.8%	$1,620,177

#	Denotes that all or a portion of the investment collateralizes the Credit Facility (as defined in Note 7).
*	Denotes that all or a portion of the investment secures the notes offered in the GCIC 2016 Debt Securitization (as defined in Note 7).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) or Prime (‘‘P’’) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of March 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of March 29, 2018, which was the last business day of the period on which LIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2018, as the loan may have priced or repriced based on an index rate prior to March 29, 2018.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 1.88% as of March 29, 2018.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 2.00% as of March 29, 2018.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.31% as of March 29, 2018.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.45% as of March 29, 2018.
(e) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 4.75% as of March 29, 2018.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2018.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

(6)	The entire commitment was unfunded as of March 31, 2018. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Loan was on non-accrual status as of March 31, 2018, meaning that the Company has ceased recognizing interest income on the loan.

(8)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2018, total non-qualifying assets at fair value represented 6.5% of the Company’s assets calculated in accordance with the 1940 Act.

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
(14) As defined in the 1940 Act, the Company is deemed to be both an ‘‘affiliated person’’ of and ‘‘control’’ this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement)("controlled affiliate"). Transactions related to investments in controlled affiliates for the six months ended March 31, 2018 were as follows:

Portfolio Company	Fair value as of September 30, 2017	Purchases (cost)	Redemptions (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of March 31, 2018	Net realized gain/(loss)	Interest and fee income	Dividend income
GCIC Senior Loan Fund LLC (f)	$50,104	$11,900	$—	$—	$1,480	$63,484	$—	$—	$2,424
Total Controlled Affiliates	$50,104	$11,900	$—	$—	$1,480	$63,484	$—	$—	$2,424
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

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (15)
Healthcare, Education and Childcare - (continued)
RXH Buyer Corporation	One stop	L + 5.75%	(c)(e)	7.61%	09/2021	$55	$52	—%	$51
SLMP, LLC#	One stop	L + 6.00%	(a)	7.24%	05/2023	2,888	2,847	0.4	2,888
SLMP, LLC	One stop	N/A		7.50% PIK	05/2027	109	109	—	109
SLMP, LLC(4)	One stop	L + 6.00%		N/A(5)	05/2023	—	(1)	—	—
SLMP, LLC(4)	One stop	L + 6.00%		N/A(5)	05/2023	—	(27)	—	—
Spear Education, LLC*	One stop	L + 6.00%	(c)	7.05%	08/2019	3,504	3,493	0.5	3,504
Spear Education, LLC	One stop	L + 6.00%	(c)	7.30%	08/2019	180	179	—	180
Spear Education, LLC(4)	One stop	L + 6.00%		N/A(5)	08/2019	—	—	—	(2)
Summit Behavioral Holdings I, LLC*	One stop	L + 5.00%	(a)	6.24%	06/2021	4,137	4,098	0.5	4,137
Summit Behavioral Holdings I, LLC	One stop	L + 5.00%	(a)	6.24%	06/2021	113	112	—	113
Summit Behavioral Holdings I, LLC	One stop	L + 5.00%	(a)	6.24%	06/2021	5	5	—	5
WHCG Management, LLC*	Senior loan	L + 4.75%	(c)	6.08%	03/2023	3,990	3,945	0.5	3,990
WHCG Management, LLC(4)	Senior loan	L + 4.75%		N/A(5)	03/2023	—	(1)	—	—
WHCG Management, LLC(4)	Senior loan	L + 4.75%		N/A(5)	03/2023	—	(24)	—	—
WIRB-Copernicus Group, Inc.#	Senior loan	L + 5.00%	(c)	6.33%	08/2022	9,387	9,310	1.2	9,387
WIRB-Copernicus Group, Inc.	Senior loan	L + 5.00%		N/A(5)	08/2022	—	—	—	—
Young Innovations, Inc.#	Senior loan	L + 5.00%	(c)	6.33%	01/2019	133	132	—	133
						267,546	264,013	34.5	265,058
Home and Office Furnishings, Housewares, and Durable Consumer
CST Buyer Company*	Senior loan	L + 6.25%	(c)	7.58%	03/2023	3,351	3,268	0.4	3,351
CST Buyer Company(4)	Senior loan	L + 6.25%		N/A(5)	03/2023	—	(1)	—	—
Plano Molding Company, LLC#	One stop	L + 7.50%	(a)	8.74%	05/2021	6,991	6,920	0.8	5,942
						10,342	10,187	1.2	9,293
Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC#*	One stop	L + 5.50%	(a)	6.74%	06/2022	11,044	10,862	1.5	11,044
Aimbridge Hospitality, LLC	One stop	L + 5.50%	(a)	6.74%	06/2022	301	277	—	301
Aimbridge Hospitality, LLC(4)	One stop	L + 5.50%		N/A(5)	06/2022	—	(1)	—	—
						11,345	11,138	1.5	11,345
Insurance
Captive Resources Midco, LLC#*	One stop	L + 5.75%	(a)	6.99%	06/2020	7,546	7,489	1.0	7,546
Captive Resources Midco, LLC(4)	One stop	L + 5.75%		N/A(5)	06/2020	—	(3)	—	—
Captive Resources Midco, LLC(4)	One stop	L + 5.75%		N/A(5)	06/2020	—	(7)	—	—
Higginbotham Insurance Agency, Inc.*	Senior loan	L + 5.00%	(a)	6.24%	11/2021	1,372	1,363	0.2	1,372
Internet Pipeline, Inc.#*	One stop	L + 7.25%	(a)	8.49%	08/2022	10,326	10,179	1.3	10,476
Internet Pipeline, Inc.#*	One stop	L + 6.25%	(a)	7.48%	08/2022	4,450	4,408	0.6	4,341
Internet Pipeline, Inc.*	One stop	L + 6.25%	(a)	7.48%	08/2022	1,685	1,668	0.2	1,643
Internet Pipeline, Inc.(4)	One stop	L + 7.25%		N/A(5)	08/2021	—	(1)	—	1
RSC Acquisition, Inc.#*	Senior loan	L + 5.25%	(c)	6.58%	11/2022	6,838	6,819	0.9	6,838
RSC Acquisition, Inc.(4)	Senior loan	L + 5.25%		N/A(5)	11/2022	—	(20)	—	—
						32,217	31,895	4.2	32,217
Leisure, Amusement, Motion Pictures, Entertainment
NFD Operating, LLC*	One stop	L + 7.00%	(c)	8.30%	06/2021	2,170	2,145	0.3	2,170
NFD Operating, LLC	One stop	L + 7.00%		N/A(5)	06/2021	—	—	—	—
NFD Operating, LLC(4)	One stop	L + 7.00%		N/A(5)	06/2021	—	(1)	—	—
PADI Holdco, Inc.#	One stop	L + 6.50%	(c)	7.84%	04/2023	25,529	25,174	3.3	25,529
PADI Holdco, Inc.	One stop	L + 6.50%	(b)(c)	7.78%	04/2022	72	70	—	72
Self Esteem Brands, LLC#*	Senior loan	L + 4.75%	(a)	5.99%	02/2020	9,683	9,621	1.3	9,683
Teaching Company, The#*	One stop	L + 7.00%	(a)(c)	8.32%	08/2020	12,187	12,133	1.6	11,943
Teaching Company, The	One stop	L + 7.00%	(a)(e)	8.24%	08/2020	25	24	—	23
Titan Fitness, LLC*	One stop	L + 7.00%	(a)	8.25%	09/2019	1,954	1,954	0.3	1,954
Titan Fitness, LLC	One stop	L + 7.00%	(a)	8.25%	09/2019	294	293	—	294
Titan Fitness, LLC#	One stop	L + 7.00%	(a)	8.25%	09/2019	259	259	—	259
Titan Fitness, LLC	One stop	L + 7.00%		N/A(5)	09/2019	—	—	—	—

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (15)
Leisure, Amusement, Motion Pictures, Entertainment - (continued)
Titan Fitness, LLC(4)	One stop	L + 7.00%		N/A(5)	09/2019	$—	$(2)	—%	$—
						52,173	51,670	6.8	51,927
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.#	One stop	L + 11.00%	(a)	10.25% cash/2.00% PIK	08/2018	192	192	—	154
Benetech, Inc.	One stop	P + 9.75%	(a)(e)	12.00% cash/2.00% PIK	08/2018	16	16	—	6
						208	208	—	160
Oil and Gas
Drilling Info, Inc.#*	One stop	L + 6.25%	(b)	7.52%	06/2020	17,048	16,948	2.2	16,919
Drilling Info, Inc.	One stop	L + 6.25%		N/A(5)	06/2020	—	—	—	—
						17,048	16,948	2.2	16,919
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	6.83%	11/2021	4,873	4,839	0.6	4,873
Georgica Pine Clothiers, LLC#	One stop	L + 5.50%	(c)	6.83%	11/2021	426	422	0.1	426
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	6.83%	11/2021	299	296	—	299
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	6.83%	11/2021	58	57	—	58
IMPLUS Footwear, LLC#	One stop	L + 6.75%	(c)	8.08%	04/2021	13,510	13,398	1.8	13,510
IMPLUS Footwear, LLC#	One stop	L + 6.75%	(c)	8.07%	04/2021	2,378	2,359	0.3	2,378
Massage Envy, LLC*	One stop	L + 6.75%	(c)(e)	8.09%	09/2020	3,152	3,132	0.4	3,152
Massage Envy, LLC	One stop	L + 6.75%	(c)(e)	8.07%	09/2020	100	99	—	100
Massage Envy, LLC	One stop	L + 6.75%	(c)	8.07%	09/2020	95	94	—	95
Massage Envy, LLC	One stop	L + 6.75%	(c)(e)	8.08%	09/2020	71	71	—	71
Massage Envy, LLC	One stop	L + 6.75%	(c)(e)	8.10%	09/2020	31	30	—	31
Massage Envy, LLC	One stop	L + 6.75%	(a)	7.99%	09/2020	21	20	—	21
Massage Envy, LLC(4)	One stop	L + 6.75%	(c)	N/A(5)	09/2020	—	(2)	—	—
Orthotics Holdings, Inc.#	One stop	L + 6.00%	(a)	7.24%	02/2020	3,694	3,664	0.5	3,620
Orthotics Holdings, Inc.#(7)(8)	One stop	L + 6.00%	(a)	7.24%	02/2020	606	601	0.1	594
Orthotics Holdings, Inc.(4)(7)(8)	One stop	L + 6.00%		N/A(5)	02/2020	—	(1)	—	—
Orthotics Holdings, Inc.(4)	One stop	L + 6.00%		N/A(5)	02/2020	—	(5)	—	(2)
Team Technologies Acquisition Company*	Senior loan	L + 5.00%	(c)(e)	6.32%	12/2017	260	261	—	260
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	(c)(e)	6.82%	12/2017	48	48	—	49
Team Technologies Acquisition Company	Senior loan	L + 5.00%		N/A(5)	12/2017	—	—	—	—
						29,622	29,383	3.8	29,535
Personal, Food and Miscellaneous Services
Clarkson Eyecare LLC#*	One stop	L + 6.25%	(c)	7.58%	04/2021	17,190	17,001	2.2	16,674
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	7.58%	04/2021	8,529	8,468	1.1	8,273
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	7.58%	04/2021	2,956	2,935	0.4	2,867
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	7.58%	04/2021	2,517	2,500	0.3	2,441
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	7.58%	04/2021	716	666	0.1	692
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	7.58%	04/2021	663	663	0.1	643
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	7.58%	04/2021	489	481	0.1	474
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	7.58%	04/2021	277	273	—	259
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	6.83%	10/2021	42	41	—	42
Ignite Restaurant Group, Inc (Joe's Crab Shack)*(6)	One stop	P + 6.00%	(e)	10.25%	02/2019	1,039	1,039	—	286
PetVet Care Centers LLC#	One stop	L + 6.00%	(c)	7.33%	06/2023	10,983	10,879	1.4	10,983
PetVet Care Centers LLC	One stop	L + 6.00%	(c)	7.32%	06/2023	2,665	2,608	0.3	2,665
PetVet Care Centers LLC	One stop	L + 6.00%	(b)	7.27%	06/2023	69	66	—	69
R.G. Barry Corporation#	Senior loan	L + 5.00%	(a)	6.24%	09/2019	1,257	1,257	0.2	1,257
Southern Veterinary Partners, LLC	One stop	L + 5.00%	(a)	6.23%	06/2020	2,493	2,456	0.3	2,493
Southern Veterinary Partners, LLC*	One stop	L + 5.00%	(a)	6.24%	06/2020	1,585	1,574	0.2	1,585
Southern Veterinary Partners, LLC	One stop	L + 5.00%	(a)	6.23%	06/2020	17	17	—	17
Vetcor Professional Practices LLC#*	One stop	L + 6.00%	(c)	7.33%	04/2021	27,276	26,887	3.5	27,276
Vetcor Professional Practices LLC	One stop	L + 6.00%	(c)	7.33%	04/2021	2,980	2,867	0.4	2,980
Vetcor Professional Practices LLC	One stop	L + 6.00%	(c)	7.33%	04/2021	2,360	2,325	0.3	2,360
Vetcor Professional Practices LLC#	One stop	L + 6.00%	(c)	7.33%	04/2021	628	623	0.1	628

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (15)
Personal, Food and Miscellaneous Services - (continued)
Vetcor Professional Practices LLC*	One stop	L + 6.00%	(c)	7.33%	04/2021	$622	$614	0.1%	$622
Vetcor Professional Practices LLC*	One stop	L + 6.00%	(c)	7.33%	04/2021	489	489	0.1	489
Vetcor Professional Practices LLC*	One stop	L + 6.00%	(c)	7.33%	04/2021	476	470	0.1	476
Vetcor Professional Practices LLC*	One stop	L + 6.00%	(c)	7.33%	04/2021	187	186	—	187
Vetcor Professional Practices LLC*	One stop	L + 6.00%	(c)	7.33%	04/2021	153	152	—	153
Vetcor Professional Practices LLC	One stop	L + 6.00%	(c)	7.33%	04/2021	17	13	—	17
Veterinary Specialists of North America, LLC#*	One stop	L + 5.25%	(c)	6.56%	07/2021	3,853	3,813	0.5	3,853
Veterinary Specialists of North America, LLC	One stop	L + 5.25%	(c)	6.58%	07/2021	49	41	—	49
Veterinary Specialists of North America, LLC#	One stop	L + 5.25%	(c)	6.56%	07/2021	33	33	—	33
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.25%		N/A(5)	07/2021	—	(1)	—	—
Wetzel's Pretzels, LLC*	One stop	L + 6.75%	(a)	7.99%	09/2021	6,012	5,927	0.8	6,012
Wetzel's Pretzels, LLC(4)	One stop	L + 6.75%		N/A(5)	09/2021	—	(1)	—	—
						98,622	97,362	12.6	96,855
Printing and Publishing
Brandmuscle, Inc.*	Senior loan	L + 5.00%	(c)	6.33%	12/2021	538	533	0.1	542
Marketo, Inc.	One stop	L + 9.50%	(c)	10.83%	08/2021	20,640	20,160	2.7	20,640
Marketo, Inc.(4)	One stop	L + 9.50%		N/A(5)	08/2021	—	(1)	—	—
						21,178	20,692	2.8	21,182
Retail Stores
Batteries Plus Holding Corporation#*	One stop	L + 6.75%	(a)	7.99%	07/2022	13,086	12,919	1.7	13,086
Batteries Plus Holding Corporation(4)	One stop	L + 6.75%		N/A(5)	07/2022	—	(2)	—	—
CVS Holdings I, LP#*	One stop	L + 6.25%	(a)	7.49%	08/2021	17,139	16,930	2.2	17,139
CVS Holdings I, LP#	One stop	L + 6.25%	(a)	7.49%	08/2021	248	244	—	248
CVS Holdings I, LP	One stop	L + 6.25%	(a)	7.49%	08/2021	34	28	—	34
CVS Holdings I, LP(4)	One stop	L + 6.25%		N/A(5)	08/2020	—	(2)	—	—
Cycle Gear, Inc.*	One stop	L + 6.50%	(c)	7.80%	01/2020	7,572	7,511	1.0	7,572
Cycle Gear, Inc.	One stop	L + 6.50%	(c)	7.82%	01/2020	710	704	0.1	710
Cycle Gear, Inc.(4)	One stop	L + 6.50%		N/A(5)	01/2020	—	(7)	—	—
DTLR, Inc.#*	One stop	L + 6.50%	(c)	7.81%	08/2022	19,705	19,417	2.6	19,408
Feeders Supply Company, LLC#*	One stop	L + 5.75%	(a)	6.99%	04/2021	4,699	4,656	0.6	4,699
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	55	55	—	55
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(5)	04/2021	—	—	—	—
Marshall Retail Group, LLC, The#	One stop	L + 6.00%	(c)	7.30%	08/2020	3,150	3,150	0.4	3,150
Marshall Retail Group, LLC, The	One stop	P + 4.75%	(e)	9.00%	08/2019	77	77	—	77
Mills Fleet Farm Group LLC#*	One stop	L + 5.50%	(a)	6.74%	02/2022	5,650	5,419	0.8	5,650
Pet Holdings ULC#(7)(8)	One stop	L + 5.50%	(c)	6.80%	07/2022	32,348	31,832	4.2	32,348
Pet Holdings ULC(7)(8)	One stop	L + 5.50%	(c)	6.81%	07/2022	56	55	—	56
Pet Holdings ULC(4)(7)(8)	One stop	L + 5.50%	(e)	N/A(5)	07/2022	—	(2)	—	—
PetPeople Enterprises, LLC*	One stop	L + 6.00%	(c)	7.32%	09/2023	2,373	2,343	0.3	2,349
PetPeople Enterprises, LLC(4)	One stop	L + 6.00%		N/A(5)	09/2023	—	(1)	—	—
PetPeople Enterprises, LLC(4)	One stop	L + 6.00%		N/A(5)	09/2023	—	(2)	—	(17)
						106,902	105,324	13.9	106,564
Telecommunications
NetMotion Wireless Holdings, Inc.*	One stop	L + 6.25%	(c)	7.58%	10/2021	7,278	7,190	0.9	7,278
NetMotion Wireless Holdings, Inc.(4)	One stop	L + 6.25%		N/A(5)	10/2021	—	(1)	—	—
						7,278	7,189	0.9	7,278
Textile and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	(a)	6.24%	10/2022	1,917	1,883	0.3	1,917
SHO Holding I Corporation	Senior loan	L + 4.00%	(a)(b)	5.24%	10/2021	16	15	—	15
						1,933	1,898	0.3	1,932
Utilities
Arcos, LLC*	One stop	L + 6.00%	(c)	7.33%	02/2021	3,411	3,386	0.5	3,411
Arcos, LLC	One stop	L + 6.00%		N/A(5)	02/2021	—	—	—	—
PowerPlan Holdings, Inc.*	Senior loan	L + 5.25%	(a)	6.49%	02/2022	2,522	2,498	0.3	2,522

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (15)
Utilities - (continued)
PowerPlan Holdings, Inc.*	Senior loan	L + 5.25%	(a)	6.49%	02/2022	$805	$791	0.1%	$805
						6,738	6,675	0.9	6,738
Total non-controlled/non-affiliate company debt investments						$1,336,708	$1,318,676	172.8%	$1,326,950

Equity investments(9)(10)
Aerospace and Defense
Whitcraft LLC	Common stock	N/A		N/A	N/A	7	$688	0.1%	$688

Automobile
Polk Acquisition Corp.	LP interest	N/A		N/A	N/A	4	401	—	255

Beverage, Food and Tobacco
Cafe Rio Holding, Inc.	Common stock	N/A		N/A	N/A	3	283	—	283
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	17	84	—	57
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	8	24	—	16
P&P Food Safety US Acquisition, Inc.	LLC interest	N/A		N/A	N/A	2	203	—	209
Purfoods, LLC	LLC interest	N/A		N/A	N/A	355	355	0.1	383
							949	0.1	948
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A		N/A	N/A	—	40	—	48
Flexan, LLC	Common stock	N/A		N/A	N/A	—	—	—	8
							40	—	56
Diversified/Conglomerate Manufacturing
Inventus Power, Inc.	Preferred stock	N/A		N/A	N/A	—	259	—	—
Inventus Power, Inc.	Common stock	N/A		N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A		N/A	N/A	—	242	0.1	450
							501	0.1	450
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A		N/A	N/A	374	374	0.1	374
Actiance, Inc.	Warrant	N/A		N/A	N/A	248	59	—	86
Agility Recovery Solutions Inc.	Preferred stock	N/A		N/A	N/A	30	152	—	191
Bomgar Corporation	Common stock	N/A		N/A	N/A	1	620	0.1	694
Bomgar Corporation	Common stock	N/A		N/A	N/A	415	6	—	33
HealthcareSource HR, Inc.	LLC interest	N/A		N/A	N/A	—	165	—	176
Host Analytics, Inc.	Warrant	N/A		N/A	N/A	154	58	—	123
Maverick Bidco Inc.	LLC units	N/A		N/A	N/A	1	597	0.1	597
MMan Acquisition Co.	LP interest	N/A		N/A	N/A	334	334	—	334
Project Alpha Intermediate Holding, Inc.	Common stock	N/A		N/A	N/A	—	399	0.1	440
Project Alpha Intermediate Holding, Inc.	Common stock	N/A		N/A	N/A	99	4	—	4
Quickbase, Inc.	Common stock	N/A		N/A	N/A	615	412	0.1	808
Switchfly, Inc.	Warrant	N/A		N/A	N/A	79	114	—	181
Verisys Corporation	LLC interest	N/A		N/A	N/A	318	318	0.1	346
Workforce Software, LLC	LLC units	N/A		N/A	N/A	1,309	1,309	0.2	1,519
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A		N/A	N/A	41	33	—	30
							4,954	0.8	5,936
Ecological
Pace Analytical Services, LLC	Common stock	N/A		N/A	N/A	3	302	—	362

Electronics
Diligent Corporation	Preferred stock	N/A		N/A	N/A	535	424	0.1	779
Gamma Technologies, LLC	LLC units	N/A		N/A	N/A	1	82	—	201

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (15)
Electronics - (continued)
SEI, Inc.	LLC units	N/A	N/A	N/A	$207	$161	0.1%	$293
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	59	—	—
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	7	—	—
						733	0.2	1,273
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	529	0.1	618
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	419	419	0.1	522
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	596	0.1	480
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	—
BIORECLAMATIONIVT, LLC	LLC units	N/A	N/A	N/A	—	360	0.1	543
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	5,253	525	0.1	571
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	53	5	—	—
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	651	651	0.1	748
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	359	359	—	245
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	81	—	67
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	—	—	—
Eyecare Services Partners Holdings LLC	LLC interests	N/A	N/A	N/A	—	304	0.1	304
Eyecare Services Partners Holdings LLC	LLC interests	N/A	N/A	N/A	—	3	—	3
G & H Wire Company, Inc	LLC interest	N/A	N/A	N/A	187	187	—	187
Kareo, Inc.	Warrant	N/A	N/A	N/A	27	203	—	203
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	205	—	136
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	—	123	—	164
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	154	154	—	154
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	218	218	—	292
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	216	—	222
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	—
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	4	443	—	155
SLMP, LLC	LLC interest	N/A	N/A	N/A	334	334	0.1	334
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	281	—	277
						6,204	0.8	6,225
Insurance
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	153	—	185
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	93	2	0.1	304
						155	0.1	489
Leisure, Amusement, Motion Pictures, Entertainment
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	1	539	0.1	539

Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	LLC interest	N/A	N/A	N/A	2	—	—	—
Benetech, Inc.	LLC interest	N/A	N/A	N/A	2	—	—	—
						—	—	—
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	LLC units	N/A	N/A	N/A	9	91	—	89

Personal, Food and Miscellaneous Services
Clarkson Eyecare LLC	LLC units	N/A	N/A	N/A	—	63	—	75
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	1	126	—	132
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	49	—	49
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	52	3	—	3
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	498	298	0.1	331
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	55	55	0.1	667
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	56	—	74
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	149	—	173
						799	0.2%	1,504

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (15)
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	$207	$—%	$203

Retail Stores
Batteries Plus Holding Corporation	LP interest	N/A	N/A	N/A	5	505	0.1	653
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	8	111	—	169
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	70	—	43
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	2	179	—	204
Feeders Supply Company, LLC	Common stock	N/A	N/A	N/A	—	—	—	97
Pet Holdings ULC(7)(8)	LP interest	N/A	N/A	N/A	222	188	0.1	228
						1,053	0.2	1,394
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	—	116	—	116
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	68	1	—	120
						117	—	236

Total non-controlled/non-affiliate company equity investments						$17,733	2.7%	$20,647

Total non-controlled/non-affiliate company investments					$1,336,708	$1,336,409	175.5%	$1,347,597

Controlled affiliate company investments(12)
Equity investments
Investment Funds and Vehicles
GCIC Senior Loan Fund LLC(7)(13)	LLC interest	N/A	N/A	N/A		$49,800	6.5%	$50,104

Total controlled affiliate company equity investments						$49,800	6.5%	$50,104

Total controlled affiliate company investments						$49,800	6.5%	$50,104

Total investments					$1,336,708	$1,386,209	182.0%	$1,397,701

Cash and cash equivalents and restricted cash and cash equivalents
Cash and restricted cash						$47,487	6.8%	$47,487
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.91% (14)			3,644	0.1	3,644
Total cash and cash equivalents and restricted cash and cash equivalents						$51,131	6.9%	$51,131

Total investments and cash and cash equivalents and restricted cash and cash equivalents						$1,437,340	188.9%	$1,448,832

#	Denotes that all or a portion of the investment collateralizes the Credit Facility (as defined in Note 7).
*	Denotes that all or a portion of the investment secures the notes offered in the GCIC 2016 Debt Securitization (as defined in Note 7).

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

Portfolio Company	Fair value as of September 30, 2016	Purchases (cost)	Redemptions (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of September 30, 2017	Net realized gain/(loss)	Interest and fee income	Dividend income
GCIC Senior Loan Fund LLC (f)	$47,956	$46,344	$(43,719)	$—	$(477)	$50,104	$—	$732	$3,950
Total Controlled Affiliates	$47,956	$46,344	$(43,719)	$—	$(477)	$50,104	$—	$732	$3,950
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

The Company’s investment strategy is to invest primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. The Company may also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, U.S. middle-market companies. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

Note 2.    Significant Accounting Policies and Recent Accounting Updates

Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 - Financial Services - Investment Companies (“ASC Topic 946”).

The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board ("FASB") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10, and 12 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2017, as filed with the U.S. Securities and Exchange Commission (the "SEC").

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

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GCIC Holdings LLC (“GCIC Holdings”), GCIC Funding LLC (“GCIC Funding”) and Golub Capital Investment Corporation CLO 2016(M) LLC (“GCIC 2016 Issuer”), in its consolidated financial statements. The Company does not consolidate its non-controlling interest in GCIC SLF. See further description of the Company’s investment in GCIC SLF in Note 5.

Assets related to transactions that do not meet ASC Topic 860 - Transfers and Servicing (“ASC Topic 860”) requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including GCIC Funding and GCIC 2016 Issuer, which are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GCIC (or any affiliate of GCIC).

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Foreign security and currency transactions may involve certain considerations and risks not typically associated with investing in U.S. companies. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2018, interest income included $2,145 and $4,171, respectively, of accretion of discounts. For the three and six months ended March 31, 2017, interest income included $989 and $2,379, respectively, of accretion of discounts. For the three and six months ended March 31, 2018, the Company received loan origination fees of $2,095 and $5,267, respectively. For the three and six months ended March 31, 2017, the Company received loan origination fees of $1,256 and $2,920, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2018, the Company recorded PIK income of $471 and $939, respectively, and received PIK payments in cash of $0 and an amount less than $1, respectively. For the three and six months ended March 31, 2017, the Company recorded PIK income of $463 and $908, respectively, and received PIK payments in cash of $65 and $65, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three and six months ended March 31, 2018, fee income included $841 and $1,227, respectively, of prepayment premiums, which fees are non-recurring. For the three and six months ended March 31, 2017, fee income included $62 and $205, respectively, of prepayment premiums, which fees are non-recurring.

For the three and six months ended March 31, 2018, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, of $28,687 and $55,467, respectively. For the three and six months ended March 31, 2017, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, of $19,063 and $38,681, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company ("LLC") and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and six months ended March 31, 2018, the Company recorded dividend income of $1,369 and $2,501, respectively, and return of capital distributions of $418 and $635, respectively. For the three and six months ended March 31, 2017, the Company recorded dividend income of $1,242 and $1,664, respectively, and return of capital distributions of $4,763 and $4,809, respectively.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $25 and $311 as of March 31, 2018 and September 30, 2017, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three and six months ended March 31, 2018 and 2017, no amount was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2018. The Company's tax returns for the 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2018 and September 30, 2017, the Company had deferred debt issuance costs of $1,847 and $2,671, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the three and six months ended March 31, 2018 was $531 and $1,084, respectively. Amortization expense for the three and six months ended March 31, 2017 was $882 and $1,781, respectively.

Recent accounting pronouncements:  In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a consensus of FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. The Company adopted the ASU, which did not have a material impact on the Company’s consolidated financial statements. Prior to adoption, the Company presented the change in restricted cash and cash equivalents separately as a cash flow from investing activity. Upon adoption, the Company included the restricted cash and cash equivalents in each of the balances of the cash, cash equivalents and restricted cash and cash equivalents at the beginning of and end of periods and included the change in restricted cash and cash equivalents as part of the net change in cash, cash equivalents and restricted cash and cash equivalents in the Consolidated Statements of Cash Flows and retrospectively restated the six months ended March 31, 2017.

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

As of March 31, 2018 and September 30, 2017, GCIC had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2018		As of September 30, 2017
	Subscriptions	Contributions	Subscriptions	Contributions
GCIC Stockholders	$1,245,837	$797,746	$1,301,643	$716,004
Total	$1,245,837	$797,746	$1,301,643	$716,004

As of March 31, 2018 and September 30, 2017, the ratio of total contributed capital to total capital subscriptions was 64.0% and 55.0%, respectively, and GCIC had uncalled capital commitments of $448,091 and $585,639, respectively. The Investment Adviser has determined not all remaining undrawn commitments to purchase GCIC’s common stock will be drawn prior to a public offering by GCIC or the occurrence of another liquidity event. Therefore, GCIC expects to reach agreements from time to time with one or more of its investors to cancel all or a portion of their remaining undrawn commitments.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table summarizes the shares of GCIC common stock issued and outstanding for the six months ended March 31, 2018 and 2017:

	Date	Shares Issued	NAV ($) per share	Proceeds
Shares outstanding, September 30, 2016		41,087,178.250	$15.00	$616,307
Issuance of shares (1)	11/21/2016	355,195.794	15.00	5,329
Issuance of shares (1)	12/30/2016	327,120.972	15.00	4,907
Issuance of shares (1)	02/27/2017	335,502.470	15.00	5,032
Shares issued through DRIP		1,017,819.236	$15.00	$15,268
Shares outstanding, March 31, 2017		42,104,997.486	$15.00	$631,575

Shares outstanding, September 30, 2017		51,214,683.496	$15.00	$768,220
Issuance of shares	12/01/2017	2,223,285.533	15.00	33,349
Issuance of shares	01/29/2017	1,407,782.320	15.00	21,116
Issuance of shares	02/26/2018	1,818,340.200	15.00	27,276
Shares issued for capital drawdowns		5,449,408.053	$15.00	$81,741
Issuance of shares (1)	11/27/2017	291,564.353	15.00	4,374
Issuance of shares (1)	12/28/2017	393,201.972	15.00	5,898
Issuance of shares (1)	02/26/2018	470,835.576	15.00	7,062
Shares issued through DRIP		1,155,601.901	$15.00	$17,334
Shares outstanding, March 31, 2018		57,819,693.450	$15.00	$867,295

(1)	Shares issued through the DRIP.

Note 4.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GCIC. The Board most recently reapproved the Investment Advisory Agreement in May 2018. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to the lesser of (a) 1.50% or (b) the base management fee of Golub Capital BDC, Inc. (currently 1.375%) in either case on the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents and restricted cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GCIC, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. For periods prior to the earlier of (1) the date of the pricing of an initial public offering or listing on a national securities exchange of the securities of GCIC or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

calculated in accordance with the Investment Advisory Agreement and as described above. For the three and six months ended March 31, 2018, the base management fees irrevocably waived by the Investment Adviser were $1,431 and $2,791, respectively. For the three and six months ended March 31, 2017, the base management fees irrevocably waived by the Investment Adviser were $1,059 and $2,094, respectively.

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

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Income Incentive Fee, it is possible that an Incentive Fee may be calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee will result in a positive value and an Income Incentive Fee will be paid even if the Company has incurred a loss in such period due to realized and/or unrealized capital losses unless the payment of such Income Incentive Fee would be subject to the Incentive Fee Cap described below.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For the three and six months ended March 31, 2018, the Income Incentive Fee incurred was $4,280 and $7,931, respectively. For the three and six months ended March 31, 2017, the Income Incentive Fee incurred was $1,830 and $3,876, respectively.

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

For the three and six months ended March 31, 2018, the Income Incentive Fees irrevocably waived by the Investment Adviser were $1,070 and $1,868, respectively. For the three and six months ended March 31, 2017, the Income Incentive Fees irrevocably waived by the Investment Adviser were $0 and $16, respectively.

The second part of the Incentive Fee, the Capital Gain Incentive Fee, equals (a) 20.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ended December 31, 2015, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s “Capital Gain Incentive Fee Base” equals (1) the sum of (i) realized capital gains, if any, on a cumulative positive basis from December 31, 2014, the date the Company elected to become a BDC, through the end of each calendar year, (ii) all realized capital losses on a cumulative basis and (iii) all unrealized capital depreciation on a cumulative basis less (2) all unamortized deferred financing costs, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.

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

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable for each of the three and six months ended March 31, 2018 and 2017. However, in accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15.0% prior to a Liquidity Event (20.0% following a Liquidity Event) of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2018, the Company accrued a capital gain incentive fee under GAAP of $495 and $880, respectively, which are included in incentive fee in the Consolidated Statements of Operations. For the three and six months ended March 31, 2017, the Company accrued a capital gain incentive fee under GAAP of $392 and $1,090, respectively, which are included in incentive fee in the Consolidated Statements of Operations. As of March 31, 2018 and September 30, 2017, included in management and incentive fees payable on the Consolidated Statements of Financial Condition were $2,551 and $1,671, respectively, for accruals for capital gain incentive fees under GAAP, none of which were payable pursuant to the Investment Advisory Agreement.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. The Company will deposit one-third of each Incentive Fee payment into an escrow account (the “Escrow Account”) administered by The Bank of New York Mellon (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to December 31, 2020, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of its stockholders. For the three and six months ended March 31, 2018, the Company deposited $951 and $1,787, respectively, into the Escrow Account. For the three and six months ended March 31, 2017, the Company deposited $676 and $1,300, respectively, into the Escrow Account. As of March 31, 2018, the Company has made deposits totaling $5,965 into the Escrow Account.

Administration Agreement: Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides the Company with clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services as the Administrator, subject to review

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

by the Board, determines necessary to conduct the Company’s day-to-day operations. The Company reimburses the Administrator the allocable portion (subject to the review and approval of the Board) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

Included in accounts payable and accrued expenses is $531 and $449 as of March 31, 2018 and September 30, 2017, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Company agreed to reimburse the Investment Adviser for the organization and offering costs incurred on its behalf up to an aggregate amount of $700. Organization and offering costs include, among other things, the cost of incorporating the Company, including legal, accounting, regulatory filing and other fees pertaining to the Company’s organization, as well as expenses for the registration and offering of shares of GCIC common stock that were paid by the Investment Adviser on behalf of the Company. As of each of March 31, 2018 and September 30, 2017, the organization and offering costs incurred by the Company totaled $700.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2018 were $356 and $817, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2017 were $520 and $782, respectively.

As of March 31, 2018 and September 30, 2017, included in accounts payable and accrued expenses were $186 and $461, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

During the three and six months ended March 31, 2018, the Company sold $21,003 and $43,759, respectively, of investments and unfunded commitments to GCIC SLF at fair value and recognized $205 and $400, respectively, of net realized gains. During the three and six months ended March 31, 2017, the Company sold $13,140 and $36,873, respectively, of investments and unfunded commitments to GCIC SLF at fair value and recognized $134 and $331, respectively, of net realized gains.

On December 30, 2014, the Investment Adviser transferred 666.670 shares of the Company’s common stock acquired in connection with the Company’s formation to GCOP LLC, an affiliate of the Investment Adviser, for $10. In addition, on December 31, 2014, GCOP LLC entered into a $15,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. As of March 31, 2018, the Company has issued 1,004,905.973 shares of its common stock, including through the DRIP, to GCOP LLC in exchange for aggregate capital contributions totaling $15,074.

On December 31, 2014, GEMS Fund, L.P. ("GEMS") entered into a $40,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. In connection with the Company’s acquisition of GCIC Holdings and GCIC Funding from GEMS on December 31, 2014, the Company issued 2,666,666.667 shares of its common stock and entered into an $11,820 short-term unsecured promissory note with GEMS (“GEMS Note”) that matured and was paid-off on March 2, 2015. As of March 31, 2018, the Company has issued 3,434,959.382 shares of its common stock, including through the DRIP, to GEMS in exchange for aggregate capital contributions totaling $51,524.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

On February 3, 2015, the Company entered into an unsecured revolving credit facility with the Investment Adviser (as amended, the “Revolver”) with a maximum credit limit of $40,000 and expiration date of February 3, 2018. On February 7, 2018, the Company entered into an amendment to the Revolver to extend the maturity date to February 5, 2021. No other terms of the Revolver changed pursuant to such amendment. Refer to Note 7 for discussion of the Revolver.

On June 1, 2015, GEMS Fund 4, L.P, a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a subscription agreement, which was subsequently increased to $33,677, to purchase shares of the Company’s common stock in a private placement. As of March 31, 2018, the Company has issued 1,507,210.864 shares of its common stock to GEMS Fund 4, L.P in exchange for aggregate capital contributions totaling $22,608.

During the three and six months ended March 31, 2018, GCIC SLF incurred an administrative service fee of $62 and $116, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between GCIC SLF and the Administrator. During the three and six months ended March 31, 2017, GCIC SLF incurred an administrative service fee of $51 and $106, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between GCIC SLF and the Administrator.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5.    Investments

Investments as of March 31, 2018 and September 30, 2017 consisted of the following:

	As of March 31, 2018			As of September 30, 2017
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$157,228	$155,565	$154,479	$167,646	$165,642	$165,620
One stop	1,338,371	1,320,759	1,330,840	1,169,007	1,152,979	1,161,275
Subordinated debt	57	57	57	55	55	55
LLC equity interests in GCIC SLF(1)	N/A	61,700	63,484	N/A	49,800	50,104
Equity	N/A	20,099	25,764	N/A	17,733	20,647
Total	$1,495,656	$1,558,180	$1,574,624	$1,336,708	$1,386,209	$1,397,701

(1)	GCIC SLF’s proceeds from the LLC equity interests invested in GCIC SLF were utilized by GCIC SLF to invest in senior secured loans.
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of March 31, 2018		As of September 30, 2017
Amortized Cost:
United States
Mid-Atlantic	$308,252	19.8%	$248,290	17.9%
Midwest	326,266	20.9	358,990	25.9
West	214,019	13.7	181,740	13.1
Southeast	334,602	21.5	286,057	20.6
Southwest	154,422	9.9	122,242	8.8
Northeast	188,635	12.1	156,817	11.3
Canada	31,984	2.1	32,073	2.4
Total	$1,558,180	100.0%	$1,386,209	100.0%

Fair Value:
United States
Mid-Atlantic	$312,958	19.9%	$251,278	18.0%
Midwest	325,667	20.7	358,219	25.6
West	216,876	13.8	184,438	13.2
Southeast	338,174	21.5	288,780	20.7
Southwest	155,560	9.9	122,670	8.8
Northeast	192,848	12.2	159,684	11.4
Canada	32,541	2.0	32,632	2.3
Total	$1,574,624	100.0%	$1,397,701	100.0%

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2018 and September 30, 2017 were as follows:

	As of March 31, 2018			As of September 30, 2017
Amortized Cost:
Aerospace and Defense	$25,754	1.7%		$22,539	1.6%
Automobile	44,953	2.9		58,138	4.2
Beverage, Food and Tobacco	82,605	5.3		69,045	5.0
Broadcasting and Entertainment	685	0.0	*	688	0.0	*
Buildings and Real Estate	49,483	3.2		49,135	3.6
Chemicals, Plastics and Rubber	1,087	0.1		1,075	0.1
Diversified/Conglomerate Manufacturing	46,851	3.0		44,499	3.2
Diversified/Conglomerate Service	415,026	26.6		285,360	20.6
Ecological	20,348	1.3		18,304	1.3
Electronics	117,618	7.6		123,756	8.9
Grocery	120	0.0	*	123	0.0	*
Healthcare, Education and Childcare	320,429	20.6		270,217	19.5
Home and Office Furnishings, Housewares, and Durable Consumer	9,719	0.6		10,187	0.7
Hotels, Motels, Inns, and Gaming	5,000	0.3		11,138	0.8
Insurance	46,215	3.0		32,050	2.3
Investment Funds and Vehicles	61,700	4.0		49,800	3.6
Leisure, Amusement, Motion Pictures, Entertainment	51,783	3.3		52,209	3.8
Mining, Steel, Iron and Non-Precious Metals	196	0.0	*	208	0.0	*
Oil and Gas	26,303	1.7		16,948	1.2
Personal and Non Durable Consumer Products (Mfg. Only)	29,563	1.9		29,474	2.1
Personal, Food and Miscellaneous Services	99,313	6.4		98,161	7.1
Printing and Publishing	738	0.0	*	20,899	1.5
Retail Stores	87,772	5.6		106,377	7.7
Telecommunications	6,357	0.4		7,189	0.5
Textiles and Leather	1,891	0.1		1,898	0.2
Utilities	6,671	0.4		6,792	0.5
Total	$1,558,180	100.0%		$1,386,209	100.0%

* Represents an amount less than 0.1%

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of March 31, 2018			As of September 30, 2017
Fair Value:
Aerospace and Defense	$26,218	1.7%		$22,970	1.7%
Automobile	44,541	2.8		58,724	4.2
Beverage, Food and Tobacco	83,253	5.3		69,322	5.0
Broadcasting and Entertainment	693	0.0	*	694	0.1
Buildings and Real Estate	49,550	3.2		49,333	3.5
Chemicals, Plastics and Rubber	1,103	0.1		1,099	0.1
Diversified/Conglomerate Manufacturing	45,538	2.9		43,639	3.1
Diversified/Conglomerate Service	422,225	26.8		289,884	20.7
Ecological	20,645	1.3		18,700	1.3
Electronics	120,241	7.6		125,426	9.0
Grocery	120	0.0	*	124	0.0	*
Healthcare, Education and Childcare	320,129	20.3		271,283	19.4
Home and Office Furnishings, Housewares, and Durable Consumer	9,108	0.6		9,293	0.7
Hotels, Motels, Inns, and Gaming	5,081	0.3		11,345	0.8
Insurance	47,399	3.0		32,706	2.4
Investment Funds and Vehicles	63,484	4.0		50,104	3.6
Leisure, Amusement, Motion Pictures and Entertainment	52,222	3.3		52,466	3.8
Mining, Steel, Iron and Non-Precious Metals	172	0.0	*	160	0.0	*
Oil and Gas	26,499	1.7		16,919	1.2
Personal and Non-Durable Consumer Products (Mfg. Only)	29,708	1.9		29,624	2.1
Personal, Food and Miscellaneous Services	101,136	6.4		98,359	7.0
Printing and Publishing	720	0.1		21,385	1.5
Retail Stores	89,461	5.7		107,958	7.7
Telecommunications	6,452	0.4		7,278	0.5
Textiles and Leather	1,882	0.1		1,932	0.1
Utilities	7,044	0.5		6,974	0.5
Total	$1,574,624	100.0%		$1,397,701	100.0%
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

As of March 31, 2018, GCIC SLF was capitalized by LLC equity interest subscriptions from its members. On December 14, 2016, the GCIC SLF investment committee approved the recapitalization of the commitments of GCIC SLF's members. On December 30, 2016, GCIC SLF’s members entered into additional LLC equity interest subscriptions totaling $100,000, GCIC SLF issued capital calls to the Company and Aurora totaling $39,905 and the subordinated notes previously issued by GCIC SLF were redeemed and terminated. As of March 31, 2018 and September 30, 2017, the Company and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests of GCIC SLF. GCIC SLF’s profits and losses are allocated to the Company and Aurora in accordance with their respective ownership interests.

GCIC SLF has entered into a senior secured revolving credit facility (as amended, the “GCIC SLF Credit Facility”) with Wells Fargo Bank, N.A. through its wholly-owned subsidiary GCIC Senior Loan Fund II LLC (“GCIC SLF II”), which as of March 31, 2018 allowed GCIC SLF II to borrow up to $150,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of March 31, 2018 and September 30, 2017, GCIC SLF had the following commitments from its members (in the aggregate):

	As of March 31, 2018		As of September 30, 2017
	Committed	Funded(1)	Committed	Funded(1)
LLC equity commitments	$125,000	$70,514	$125,000	$56,914
Total	$125,000	$70,514	$125,000	$56,914

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
As of March 31, 2018 and September 30, 2017, GCIC SLF had total assets at fair value of $193,492 and $164,551, respectively. As of March 31, 2018 and September 30, 2017, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of March 31, 2018 and September 30, 2017, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $15,475 and $10,020 respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of March 31, 2018 and September 30, 2017:

	As of	As of
	March 31, 2018	September 30, 2017
Senior secured loans (1)	$184,840	$162,815
Weighted average current interest rate on senior secured loans (2)	7.1%	6.4%
Number of borrowers in GCIC SLF	42	40
Largest portfolio company investments (1)	$8,882	$8,928
Total of five largest portfolio company investments (1)	$39,336	$39,540

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of March 31, 2018
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.6%	$1,344	$1,347
1A Smart Start LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.4	597	598
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.4	5,970	5,970
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.4	238	238
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	6.8	5,285	5,285
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.1	4,023	4,019
Captain D's, LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.4	5,985	5,985
Captain D's, LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.1	17	17
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.4	2,039	1,998
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.4	1,027	1,007
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	2,085	2,085
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	1,048	1,048
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	40	40
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	5.8	4,850	4,841
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	7.6	3,078	3,085
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	7.3	1,238	1,232
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	7.6	637	638
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	7.3	377	376
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	7.6	217	217
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	7.6	97	97
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	7.6	93	93
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2018	7.3	20	20
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.8	2,097	2,097
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	2,676	2,676
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	743	743
Flexan, LLC (3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.3	209	209
G & H Wire Company, Inc (3)	Healthcare, Education and Childcare	Senior loan	09/2023	7.4	5,970	5,970
Gamma Technologies, LLC (3)	Electronics	Senior loan	06/2021	6.6	4,389	4,389
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	8.8	4,975	4,975
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.2	1,973	1,963
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.3	103	102
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.3	55	55
Mills Fleet Farm Group LLC (3)	Retail Stores	Senior loan	02/2022	7.4	6,000	6,000
NBC Intermediate, LLC	Beverage, Food and Tobacco	Senior loan	09/2023	6.4	2,709	2,709
NBC Intermediate, LLC	Beverage, Food and Tobacco	Senior loan	09/2023	8.3	1	1
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.9	4,988	4,988
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	6.9	8,254	8,089
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.2	80	78
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.9	53	52
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	7.1	7,126	7,126
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	6.8	5,895	5,895
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.3	2,464	2,464
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.3	167	167
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.3	149	149

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of March 31, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	12/2023	7.6%	$8,079	$8,079
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	6.7	6,000	6,000
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	6.8	626	626
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	6.9	19	19
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.6	3,314	3,314
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2021	6.0	25	25
Rubio's Restaurants, Inc. (3)	Beverage, Food and Tobacco	Senior loan	10/2019	7.6	1,667	1,667
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	7.1	1,431	1,431
Saldon Holdings, Inc. (3)	Diversified/Conglomerate Service	Senior loan	09/2022	6.5	1,958	1,958
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.6	3,284	3,284
SEI, Inc.(3)	Electronics	Senior loan	07/2023	7.1	5,204	5,152
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.6	6,138	6,138
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	6.8	7,808	7,807
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.9	1,074	1,077
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.5	5,220	5,220
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.5	412	412
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.5	411	411
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.5	410	410
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.5	409	409
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.7	5,985	5,985
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.8	32	32
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	8.6	701	701
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.4	1,091	1,091
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	855	855
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.5	161	161
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.5	59	59
Transaction Data Systems, Inc. (3)	Diversified/Conglomerate Service	Senior loan	06/2021	7.6	3,873	3,873
Transaction Data Systems, Inc. (3)	Diversified/Conglomerate Service	Senior loan	06/2020	6.8	11	10
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.8	3,603	3,585
Vendor Credentialing Service LLC (3)	Diversified/Conglomerate Service	Senior loan	11/2021	7.9	5,955	5,955
WHCG Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	03/2023	7.1	2,191	2,191
WIRB-Copernicus Group, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2022	6.1	5,394	5,367
					$184,840	$184,496

(1)	Represents the weighted average annual current interest rate as of March 31, 2018. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of March 31, 2018, the Company has committed to fund $109,375 of LLC equity interest subscriptions to GCIC SLF. As of March 31, 2018 and September 30, 2017, $61,700 and $49,800, respectively, of the Company's LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and six months ended March 31, 2018, the Company received $1,294 and $2,424, respectively, in dividend income from the GCIC SLF LLC equity interests. For the three and six months ended March 31, 2017, the Company received $1,242 and $1,663, respectively, in dividend income from the GCIC SLF LLC equity interests.

The subordinated notes previously issued by GCIC SLF to the Company and Aurora were redeemed and terminated on December 30, 2016. For the three and six months ended March 31, 2017, the Company earned interest income on the subordinated notes of $0 and $732, respectively.

See below for certain summarized financial information for GCIC SLF as of March 31, 2018 and September 30, 2017 and for the three and six months ended March 31, 2018 and 2017:

	As of	As of
	March 31, 2018	September 30, 2017
Selected Balance Sheet Information:
Investments, at fair value	$184,496	$161,522
Cash and other assets	8,996	3,029
Total assets	$193,492	$164,551
Senior credit facility	$121,400	$108,150
Unamortized debt issuance costs	(892)	(1,199)
Other liabilities	431	338
Total liabilities	120,939	107,289
Members’ equity	72,553	57,262
Total liabilities and members' equity	$193,492	$164,551

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Selected Statement of Operations Information:
Interest income	$3,222	$2,612	$6,033	$5,053
Fee income	—	—	7	—
Total investment income	3,222	2,612	6,040	5,053
Interest and other debt financing expenses	1,283	903	2,476	2,616
Administrative service fee	62	51	116	106
Other expenses	24	24	58	48
Total expenses	1,369	978	2,650	2,770
Net investment income	1,853	1,634	3,390	2,283
Net change in unrealized appreciation (depreciation) on investments	467	(99)	1,072	(37)
Net increase in members' equity	$2,320	$1,535	$4,462	$2,246

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2018 and 2017. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2018 and September 30, 2017, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV per share (or its equivalent) of the underlying investment company as a practical expedient, were valued using Level 3 inputs.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2018 and September 30, 2017:

As of March 31, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,485,376	$1,485,376
Equity investments(1)	—	—	25,764	25,764
Investment measured at NAV(3)(4)	—	—	—	63,484
Total assets, at fair value:	$—	$—	$1,511,140	$1,574,624

As of September 30, 2017	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,326,950	$1,326,950
Equity investments(1)	—	—	20,647	20,647
Money market funds(1)(2)	3,644	—	—	3,644
Investment measured at NAV(3)(4)	—	—	—	50,104
Total assets, at fair value:	$3,644	$—	$1,347,597	$1,401,345

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

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
The net change in unrealized appreciation (depreciation) attributable to the Company’s Level 3 assets held as of March 31, 2018 for the three and six months ended March 31, 2018 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations was $3,111 and $4,872, respectively. The net change in unrealized appreciation (depreciation) attributable to the Company’s Level 3 assets held as of March 31, 2017 for the three and six months ended March 31, 2017 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations was $1,806 and $5,637, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2018 and 2017:

	For the six months ended March 31, 2018
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,326,950	$20,647	$1,347,597
Net change in unrealized appreciation (depreciation) on investments	720	2,752	3,472
Realized gain (loss) on investments	(357)	468	111
Funding of (proceeds from) revolving loans, net	(774)	—	(774)
Fundings of investments	344,460	3,072	347,532
PIK interest	919	—	919
Proceeds from principal payments and sales of portfolio investments	(190,713)	(1,175)	(191,888)
Accretion of discounts and amortization of premiums	4,171	—	4,171
Fair value, end of period	$1,485,376	$25,764	$1,511,140

	For the six months ended March 31, 2017
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,042,600	$14,071	$1,056,671
Net change in unrealized appreciation (depreciation) on investments	3,101	1,792	4,893
Realized gain (loss) on investments	331	—	331
Funding of (proceeds from) revolving loans, net	829	—	829
Fundings of investments	174,921	1,406	176,327
PIK interest	565	—	565
Proceeds from principal payments and sales of portfolio investments	(91,944)	(232)	(92,176)
Noncash proceeds from subordinated notes in GCIC SLF principal payments	(34,917)	—	(34,917)
Accretion of discounts and amortization of premiums	2,379	—	2,379
Fair value, end of period	$1,097,865	$17,037	$1,114,902

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2018 and September 30, 2017:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)	$146,307	Market rate approach	Market interest rate	5.3% - 37.8% (7.1%)
		Market comparable companies	EBITDA multiples	5.0x - 15.0x (11.5x)
	8,172	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(2)	$1,330,815	Market rate approach	Market interest rate	4.6% - 17.5% (8.6%)
		Market comparable companies	EBITDA multiples (3)	4.5x - 35.0x (13.9x)
			Revenue multiples (3)	2.0x - 6.5x (4.6x)
Subordinated debt(1)	$57	Market rate approach	Market interest rate	19.5%
		Market comparable companies	EBITDA multiples	11.5x
Equity (4)	$25,764	Market comparable companies	EBITDA multiples(5)	4.5x - 28.5x (14.1x)
			Revenue multiples(5)	2.7x - 6.0x (3.0x)

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of March 31, 2018 was determined using the market rate approach.

(2)	Excludes $25 of non-accrual loans at fair value, which the Company valued on a liquidation basis.

(3)	The Company valued $1,244,954 and $85,861 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(4)	Excludes $63,484 of LLC equity interests in GCIC SLF at fair value, which the Company valued using the NAV.

(5)	The Company valued $22,756 and $3,008 of equity investments using EBITDA and revenue multiples, respectively.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt as of March 31, 2018 and September 30, 2017. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of March 31, 2018		As of September 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$733,300	$733,300	$670,200	$670,200

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. As of March 31, 2018, the Company’s asset coverage for borrowed amounts was 217.9%.

Debt Securitization: On August 16, 2016, the Company completed a $410,086 term debt securitization (the “GCIC 2016 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations ("CLOs") and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company's overall asset coverage requirements. The notes (“GCIC 2016 Notes”) offered in the GCIC 2016 Debt Securitization were issued by the GCIC 2016 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the GCIC 2016 Issuer. The GCIC 2016 Debt Securitization consists of $220,000 of Aaa/AAA Class A GCIC 2016 Notes and $32,500 of Aa1 Class B GCIC 2016 Notes. In partial consideration for the loans transferred to the GCIC 2016 Issuer as part of the GCIC 2016 Debt Securitization, the Company received $42,300 of Class C GCIC 2016 Notes, $28,600 of Class D GCIC 2016 Notes and $86,686 of LLC equity interests in the GCIC 2016 Issuer. The Company retained all of the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests totaling $42,300, $28,600 and $86,686, respectively. The Class A and Class B GCIC 2016 Notes are included in the March 31, 2018 and September 30, 2017 Consolidated Statements of Financial Condition as debt of the Company. As of March 31, 2018 and September 30, 2017, the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests were eliminated in consolidation.

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

As of March 31, 2018 and September 30, 2017, there were 99 and 99 portfolio companies with a total fair value of $388,529 and $389,204, respectively, securing the GCIC 2016 Notes. The pool of loans in the GCIC 2016 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the GCIC 2016 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of March 31, 2018 based on the last interest rate reset was 1.8%. For the three and six months ended March 31, 2018 and 2017, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2016 Debt Securitization were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2018	2017	2018	2017
Stated interest expense	$2,452	$2,083	$4,789	$4,037
Amortization of debt issuance costs	188	188	381	379
Total interest and other debt financing expenses	$2,640	$2,271	$5,170	$4,416
Cash paid for interest expense	$2,359	$3,811	$4,664	$3,811
Annualized average stated interest rate	3.9%	3.3%	3.8%	3.2%
Average outstanding balance	$252,500	$252,500	$252,500	$252,500

As of March 31, 2018, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A and B GCIC 2016 Notes were as follows:

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

Revolving Credit Facility: On December 31, 2014, as part of the Company’s acquisition of GCIC Funding as part of its formation transactions, the Company and GCIC Funding entered into an amendment to the senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent and lender, which as of March 31, 2018 allowed GCIC Funding to borrow up to $420,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

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

The Credit Facility is collateralized by all of the assets held by GCIC Funding, and GCIC has pledged its interests in GCIC Funding as collateral to Wells Fargo Bank, N.A., as the collateral agent, under an ancillary agreement to secure the obligations of GCIC as the transferor and servicer under the Credit Facility. Both GCIC and GCIC Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Credit Facility is subject to the 200% asset coverage requirements contained in the 1940 Act.

The Company has transferred certain loans and debt securities it has originated or acquired from time to time to GCIC Funding through a purchase and sale agreement and may cause GCIC Funding to originate or acquire loans in the future, consistent with the Company’s investment objectives.

As of March 31, 2018 and September 30, 2017, the Company had outstanding debt under the Credit Facility of $405,800 and $342,700, respectively. For the three and six months ended March 31, 2018, the Company had borrowings on the Credit Facility of $116,100 and $245,850, respectively, and repayments on the Credit Facility of $75,950 and $151,350, respectively. For the three and six months ended March 31, 2017, the Company had borrowings on the Credit Facility of $95,900 and $168,550, respectively, and repayments on the Credit Facility of $16,250 and $91,450, respectively.

For the three and six months ended March 31, 2018 and 2017, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2018	2017	2018	2017
Stated interest expense	$3,896	$1,755	$7,264	$3,110
Facility fees	26	240	94	540
Amortization of debt issuance costs	265	623	545	1,260
Total interest and other debt financing expenses	$4,187	$2,618	$7,903	$4,910
Cash paid for interest expense and facility fees	$3,823	$1,853	$7,032	$3,449
Annualized average stated interest rate	4.0%	3.1%	3.8%	3.0%
Average outstanding balance	$399,170	$227,686	$382,807	$206,479

Revolver: On February 3, 2015, the Company entered into the Revolver with the Investment Adviser, with a maximum credit limit of $40,000. On February 7, 2018, the Company entered into an amendment to the Revolver to extend the maturity date to February 5, 2021. No other terms of the Revolver changed pursuant to such amendment. The Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”), which was 2.0% as of March 31, 2018. As of March 31, 2018 and September 30, 2017, the Company had no outstanding debt under the Revolver. For each of the three and six months ended March 31, 2018, the Company had borrowings on the Revolver of $15,000 and repayments on the Revolver of $15,000. For the three and six months ended March 31, 2017, the Company had no borrowings and no repayments on the Revolver. For the three and six months ended March 31, 2018 and 2017, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Revolver were as follows:

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

	For the three months ended March 31,		For the six months ended March 31,
	2018	2017	2018	2017
Stated interest expense	$5	$—	$5	$—
Cash paid for interest expense	$5	$—	$5	$—
Annualized average stated interest rate	1.7%	N/A	1.7%	N/A
Average outstanding balance	$1,072	$—	$530	$—

SMBC Revolver: On May 17, 2016, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation (the “SMBC Revolver”), which as of March 31, 2018 allowed GCIC to borrow up to $75,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of May 17, 2018.

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

As of March 31, 2018 and September 30, 2017, the Company had outstanding debt under the SMBC Revolver of $75,000 and $75,000, respectively. For each of the three and six months ended March 31, 2018, the Company had no borrowings and no repayments on the SMBC Revolver. For each of the three and six months ended March 31, 2017, the Company had borrowings on the SMBC Revolver of $19,200, and repayments on the SMBC Revolver of $45,000. For the three and six months ended March 31, 2018 and 2017, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2018	2017	2018	2017
Stated interest expense	$600	$353	$1,153	$767
Amortization of debt issuance costs	78	71	158	142
Total interest and other debt financing expenses	$678	$424	$1,311	$909
Cash paid for interest expense	$604	$353	$1,159	$787
Annualized average stated interest rate	3.2%	2.5%	3.1%	2.3%
Average outstanding balance	$75,000	$58,336	$75,000	$66,759

The Company’s average total debt outstanding (including the debt under the Credit Facility, Revolver, SMBC Revolver, and GCIC 2016 Debt Securitization) for the three and six months ended March 31, 2018 was $727,742 and $710,837, respectively. The Company’s average total debt outstanding (including the debt under the Credit Facility, Revolver, SMBC Revolver, and GCIC 2016 Debt Securitization) for the three and six months ended March 31, 2017 was $538,522 and $525,738, respectively.

For the three and six months ended March 31, 2018, the effective annualized average interest rate, which includes amortization of debt issuance costs and non-usage facility fees, on the Company’s total debt outstanding was 4.2% and 4.1%, respectively. For the three and six months ended March 31, 2017, the effective annualized average interest rate, which includes amortization of debt issuance costs and nonusage facility fees, on the Company’s total debt outstanding was 4.0% and 3.9%, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

A summary of the Company’s maturity requirements for borrowings as of March 31, 2018 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2016 Debt Securitization	$252,500	$—	$—	$—	$252,500
Credit Facility	405,800	—	—	405,800	—
SMBC Revolver	75,000	75,000	—	—	—
Revolver	—	—	—	—	—
Total borrowings	$733,300	$75,000	$—	$405,800	$252,500

Note 8.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $177,276 and $133,566 under various undrawn revolvers and other credit facilities as of March 31, 2018 and September 30, 2017, respectively. In addition, as described in Note 5, the Company had commitments of up to $47,675 and $59,575 to GCIC SLF as of March 31, 2018 and September 30, 2017, respectively, which may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of March 31, 2018 and September 30, 2017. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2018		2017
Net asset value at beginning of period	$15.00		$15.00
Distributions declared:(2)
From net investment income	(0.69)		(0.65)
From capital gains	(0.02)		(0.00)	(3)
Net investment income	0.62		0.52
Net realized gain (loss) on investments and foreign currency transactions	0.00	(3)	0.00	(3)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	0.09		0.13
Net asset value at end of period	$15.00		$15.00
Total return based on net asset value per share(4)	4.81%		4.41%
Number of common shares outstanding	57,819,693.450		42,104,997.486

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2018	2017
Ratio of net investment income to average net assets*	8.30%	7.01%
Ratio of total expenses to average net assets(5)*	7.72%	7.11%
Ratio of management fee waiver to average net assets *	(0.69)%	(0.67)%
Ratio of incentive fee waiver to average net assets	(0.23)%	—%
Ratio of net expenses to average net assets(5)*	6.80%	6.44%
Ratio of incentive fees to average net assets	1.09%	0.80%
Ratio of total expenses (without incentive fees, incentive fee waiver and management fee waiver) to average net assets(5)*	6.63%	6.31%
Total return based on average net asset value(6)*	9.55%	8.79%
Net assets at end of period	$867,295	$631,575
Average debt outstanding	$710,837	$525,738
Average debt outstanding per share	$12.29	$12.49
Portfolio Turnover*	25.74%	17.47%
Asset coverage ratio(7)	217.86%	210.08%
Asset coverage ratio per unit(8)	$2,179	$2,101
Average market value per unit(9):
2016 Debt Securitization	N/A	N/A
Credit Facility	N/A	N/A
SMBC Revolver	N/A	N/A
Revolver	N/A	N/A
GEMS Note	N/A	N/A

* Annualized for periods of less than one year.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.

(3)	Represents an amount less than $0.01 per share.

(4)	Total return based on net asset value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(5)	Expenses, other than incentive fees, are annualized for a period less than one year.

(6)
Total return based on average net asset value is calculated as (a) the net increase in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

(7)
In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

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

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2018 and 2017:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Earnings available to stockholders	$20,708	$12,694	$38,522	$27,274
Basic and diluted weighted average shares outstanding	55,957,341	41,892,513	54,003,357	41,569,032
Basic and diluted earnings per share	$0.37	$0.30	$0.71	$0.65

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations during the six months ended March 31, 2018 and 2017:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the six months ended March 31, 2018
08/02/2017	10/23/2017	12/28/2017	51,214,683.496	$0.1122	$5,745
11/17/2017	11/24/2017	12/28/2017	51,214,683.496	0.1045	5,353
11/17/2017	12/26/2017	02/26/2018	53,729,533.382	0.1250	6,716
11/17/2017	01/23/2018	02/26/2018	54,122,735.354	0.1202	6,509
02/06/2018	02/24/2018	05/23/2018	55,530,517.674	0.1005	5,579
02/06/2018	03/30/2018	05/23/2018	57,819,693.450	0.1491	8,620
Total dividends declared for the six months ended March 31, 2018					$38,522

For the six months ended March 31, 2017
08/03/2016	10/24/2016	12/30/2016	41,087,178.250	$0.0729	$2,993
11/14/2016	11/18/2016	12/30/2016	41,087,178.250	0.1469	6,034
11/14/2016	12/26/2016	02/27/2017	41,442,374.044	0.1340	5,553
11/14/2016	01/23/2017	02/27/2017	41,769,495.016	0.0902	3,769
02/07/2017	02/20/2017	05/19/2017	41,769,495.016	0.1050	4,385
02/07/2017	03/24/2017	05/19/2017	42,104,997.486	0.1078	4,540
Total dividends declared for the six months ended March 31, 2017					$27,274

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table summarizes the Company’s dividends reinvested during the six months ended March 31, 2018 and 2017:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value
For the six months ended March 31, 2018
November 27, 2017	291,564.353	$15.00	$4,374
December 28, 2017	393,201.972	15.00	5,898
February 26, 2018	470,835.576	15.00	7,062
	1,155,601.901	$15.00	$17,334
For the six months ended March 31, 2017
November 21, 2016	355,195.794	$15.00	$5,329
December 30, 2016	327,120.972	15.00	4,907
February 27, 2017	335,502.470	15.00	5,032
	1,017,819.236	$15.00	$15,268

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 10, 2018, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On February 6, 2018 and May 4, 2018, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 27, 2018	July 24, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2018 through April 30, 2018 per share
May 18, 2018	July 24, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period May 1, 2018 through May 31, 2018 per share
June 15, 2018	July 24, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2018 through June 30, 2018 per share
July 21, 2018	September 25, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2018 through July 31, 2018 per share

On April 1, 2018, the Company reached agreements to cancel undrawn subscriptions totaling $20,670 in the aggregate.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $25.0 billion in capital under management as of March 31, 2018, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, which was most recently reapproved by our board of directors in May 2018, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC.

Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

We seek to create a portfolio that includes primarily one stop and other senior secured loans by primarily investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of U.S. middle-market companies. We may also selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

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

As of March 31, 2018 and September 30, 2017, our portfolio at fair value was comprised of the following:

	As of March 31, 2018		As of September 30, 2017
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$154,479	9.8%	$165,620	11.8%
One stop	1,330,840	84.6	1,161,275	83.1
Subordinated debt	57	0.0 *	55	0.0 *
LLC equity interests in GCIC SLF(1)	63,484	4.0	50,104	3.6
Equity	25,764	1.6	20,647	1.5
Total	$1,574,624	100.0%	$1,397,701	100.0%

* Represents an amount less than 0.1%

(1)	Proceeds from the limited liability company, or LLC, equity interests invested in GCIC Senior Loan Fund LLC, or GCIC SLF, were utilized by GCIC SLF to invest in senior secured loans.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2018 and September 30, 2017, one stop loans included $85.9 million and $67.7 million, respectively, of late stage lending loans at fair value.

As of March 31, 2018 and September 30, 2017, we had debt and equity investments in 176 and 167 portfolio companies, respectively, and an investment in GCIC SLF.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, for the three and six months ended March 31, 2018 and 2017 was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2018	2017	2018	2017
Weighted average annualized income yield(1)(2)	8.4%	7.6%	8.2%	7.6%
Weighted average annualized investment income yield(1)(3)	9.0%	7.9%	8.8%	8.0%
Total return based on average net asset value(4)*	10.0%	8.2%	9.6%	8.8%
Total return based on net asset value per share(5)	2.9%	2.5%	4.8%	4.4%

*	Annualized for periods of less than one year

(1)
For the three and six months ended March 31, 2018 and for the three months ended March 31, 2017, the weighted average annualized income yield and weighted average annualized investment income yield do not reflect interest income from subordinated notes in GCIC SLF, which were redeemed on December 30, 2016.

(2)
Represents income from interest, including subordinated notes in GCIC SLF, fees and excluding amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

(3)
Represents income from interest, including subordinated notes in GCIC SLF, fees and amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

(4)
Total return based on average net asset value is calculated as (a) the net increase in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.

(5)	Total return based on net asset value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.
As of March 31, 2018, GCIC has earned an inception-to-date internal rate of return, or IRR, of 8.9% for stockholders taken as a whole. For the six months ended March 31, 2018 and 2017, GCIC has earned a year-to-date IRR of 9.9% and 9.1%, respectively, for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Collateral management fees are paid directly by the GCIC 2016 Issuer to GC Advisors and offset against the management fees payable under the Investment Advisory Agreement. In addition, the GCIC 2016 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of a $410.1 million term debt securitization, or the GCIC 2016 Debt Securitization. Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by us, which is consolidated by us and subject to our overall asset coverage requirement. The GCIC 2016 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports and providing required services in connection with the administration of the GCIC 2016 Debt Securitization.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments

On February 6, 2018 and May 4, 2018, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 27, 2018	July 24, 2018
Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period April 1, 2018 through April 30, 2018 per share

May 18, 2018	July 24, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period May 1, 2018 through May 31, 2018 per share
June 15, 2018	July 24, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period June 1, 2018 through June 30, 2018 per share
July 21, 2018	September 25, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2018 through July 31, 2018 per share

On April 1, 2018, we reached agreements to cancel undrawn subscriptions totaling $20.7 million in the aggregate.

Consolidated Results of Operations

Consolidated operating results for the three and six months ended March 31, 2018 and 2017 are as follows:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In thousands)			(In thousands)
Interest income	$29,353	$19,824	$9,529	56,398	39,183	$17,215
Income from accretion of discounts and origination fees	2,145	989	1,156	4,171	2,379	1,792
Interest and dividend income from investments in GCIC SLF (1)	1,294	1,242	52	2,424	2,395	29
Dividend income	75	—	75	77	1	76
Fee income	897	65	832	1,288	211	1,077
Total investment income	33,764	22,120	11,644	64,358	44,169	20,189
Net expenses	16,069	11,176	4,893	30,882	22,421	8,461
Net investment income	17,695	10,944	6,751	33,476	21,748	11,728
Net realized gain (loss) on investments and foreign currency transactions	580	134	446	94	331	(237)
Net change in unrealized appreciation (depreciation) on investments and translation of assets in foreign currencies	2,433	1,616	817	4,952	5,195	(243)
Net increase in net assets resulting from operations	$20,708	$12,694	$8,014	$38,522	$27,274	$11,248
Average earning debt investments, at fair value	$1,457,903	$1,067,235	$390,668	$1,415,941	$1,041,217	$374,724
Average investment in subordinated notes of GCIC SLF, at fair value	—	—	—	—	17,266	(17,266)
Average earning portfolio company investments, at fair value (2)	$1,457,903	$1,067,235	$390,668	$1,415,941	$1,058,483	$357,458

(1)
The investments in GCIC SLF include our investments in LLC equity interests in GCIC SLF for the three and six months ended March 31, 2018 and the three months ended March 31, 2017. For the six months ended March 31, 2017, the investments in GCIC SLF include our investments in both subordinated notes (prior to their redemption by GCIC SLF on December 30, 2016) and LLC equity interests in GCIC SLF.

(2)	Does not include our investment in LLC equity interests in GCIC SLF.
Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from March 31, 2017 to March 31, 2018. As a result, quarterly comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended March 31, 2017 to the three months ended March 31, 2018 by $11.6 million primarily as a result of an increase in the average earning debt investment balance, which is the average balance of accruing loans in our investment portfolio, of $390.7 million, an increase in the London Interbank Offered Rate, or LIBOR, as well as increases in prepayment fee income and accretion of discounts resulting from increased debt investment payoffs.

Investment income increased from the six months ended March 31, 2017 to the six months ended March 31, 2018 by $20.2 million primarily as a result of an increase in the average earning debt investment balance of $374.7 million, an increase in the London Interbank Offered Rate, or LIBOR, as well as increases in prepayment fee income and accretion of discounts resulting from increased debt investment payoffs.

The annualized income yield by debt security type for the three and six months ended March 31, 2018 and 2017 was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2018	2017	2018	2017
Senior secured	7.0%	6.3%	6.8%	6.3%
One stop	8.6%	7.7%	8.3%	7.8%
Subordinated debt (1)	19.8%	19.8%	19.8%	19.8%
Subordinated notes in GCIC SLF (2)	N/A	N/A	N/A	8.5%

(1)	Represents one portfolio company investment.

(2)	GCIC SLF’s proceeds from the subordinated notes were utilized by GCIC SLF to invest in senior secured loans. GCIC SLF redeemed the outstanding balance on the subordinated notes on December 30, 2016.
Annualized income yields on one stop and other senior secured loans have increased for the three and six months ended March 31, 2018 compared to the three and six months ended March 31, 2017 primarily due to the rise in LIBOR. As of March 31, 2018, we have one subordinated debt investment as shown in the Consolidated Schedule of Investments.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three and six months ended March 31, 2018 and 2017:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In thousands)			(In thousands)
Interest and other debt financing expenses	$6,979	$4,431	$2,548	$13,305	$8,454	$4,851
Amortization of debt issuance costs	531	882	(351)	1,084	1,781	(697)
Base management fee, net of waiver	3,818	2,822	996	7,444	5,583	1,861
Income Incentive Fee, net of waiver	3,210	1,830	1,380	6,063	3,860	2,203
Capital gain incentive fee accrued under GAAP	495	392	103	880	1,090	(210)
Professional fees	450	480	(30)	972	922	50
Administrative service fee	531	343	188	1,026	705	321
General and administrative expenses	55	(4)	59	108	26	82
Net expenses	$16,069	$11,176	$4,893	$30,882	$22,421	$8,461
Average debt outstanding	$727,742	$538,522	$189,220	$710,837	$525,738	$185,099

Interest Expense

Interest and other debt financing expenses increased by $2.5 million million from the three months ended March 31, 2017 to the three months ended March 31, 2018 primarily due to an increase in the weighted average of outstanding borrowings from $538.5 million for the three months ended March 31, 2017 to $727.7 million for the three months ended March 31, 2018 and an increase in LIBOR, which is the index that determines the interest rate on our floating rate liabilities. The increase in our weighted average debt outstanding was driven by an increase in the weighted average debt outstanding balance under the Credit Facility from $227.7 million for the three months ended March 31, 2017 to $399.2 million for the three months ended March 31, 2018. The effective annualized average interest rate on our outstanding debt increased to 4.2% for the three months ended March 31, 2018 from 4.0% for the three months ended March 31, 2017 primarily due to the increase in LIBOR, which was offset by a decrease in amortization of debt issuance costs.

Interest and other debt financing expenses increased by $4.9 million from the six months ended March 31, 2017 to the six months ended March 31, 2018 primarily due to an increase in the weighted average of outstanding borrowings from $525.7 million for the six months ended March 31, 2017 to $710.8 million for the six months ended March 31, 2018. The effective annualized average interest rate on our outstanding debt increased to 4.1% for the six months ended March 31, 2018 from 3.9% for the six months ended March 31, 2017 primarily due to the increase in LIBOR, which was offset by a decrease in amortization of debt issuance costs.

Management Fees

The base management fee increased as a result of a sequential increase in average assets from the three and six months ended March 31, 2017 to the three and six months ended March 31, 2018.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $1.4 million from the three months ended March 31, 2017 to the three months ended March 31, 2018 primarily as a result of the $390.7 million increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined below). The Income Incentive Fee increased by $2.2 million from the six months ended March 31, 2017 to the six months ended March 31, 2018 primarily as a result of the $357.5 million increase in our average earning debt investment balance that resulted in an increase in our Pre-Incentive Fee Net Investment Income. For the three and six months ended March 31, 2018, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee earned by GC Advisors as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 15%. For the three and six months ended March 31, 2017, while still not fully through the catch-up provision of the Income Incentive Fee calculation, the Income Incentive Fee earned by GC Advisors as a percentage of Pre-Incentive Fee Net Investment Income was 13.9% and 14.5%, respectively. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash.

In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement.

We recorded an accrual for the capital gain incentive fee under GAAP of $0.5 million, or $0.01 per share, and $0.9 million, or $0.02 per share for the three and six months ended March 31, 2018, respectively, and $0.4 million, or $0.01 per share, and $1.1 million, or $0.03 per share for the three and six months ended March 31, 2017, respectively. The decrease in the accrual for capital gain incentive fee under GAAP for the six months ended March 31, 2018 from the six months ended March 31, 2017 was primarily the result of decreased unrealized appreciation on portfolio company investments and the realized loss on the write off of one non-accrual portfolio company investment. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

As of March 31, 2018 and September 30, 2017, the cumulative capital gain incentive fee accrual in accordance with GAAP was $2.6 million and $1.7 million, respectively, of which $0 and $0, respectively, was payable as a Capital Gain Incentive Fee pursuant to the Investment Advisory Agreement.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.2 million from the three months ended March 31, 2017 to the three months ended March 31, 2018 and increased by $0.5 million from the six months ended March 31, 2017 to six months ended March 31, 2018. These increases are associated with increased costs to service a growing portfolio. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and six months ended March 31, 2018 were $0.4 million and $0.8 million, respectively. Total expenses reimbursed by us to the Administrator for the three and six months ended March 31, 2017 were $0.5 million and $0.8 million, respectively.

As of March 31, 2018 and September 30, 2017, included in accounts payable and accrued expenses were $0.2 million and $0.5 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In thousands)			(In thousands)
Net realized gain (loss) on investments	$560	$134	$426	$111	$331	$(220)
Foreign currency transactions	20	—	20	(17)	—	(17)
Net realized gain (loss) on investments and foreign currency transactions	$580	$134	$446	$94	$331	$(237)
Unrealized appreciation on investments	8,708	4,483	4,225	12,179	8,582	3,597
Unrealized (depreciation) on investments	(7,003)	(2,968)	(4,035)	(8,707)	(3,689)	(5,018)
Unrealized appreciation on investments in GCIC SLF (1)	736	101	635	1,480	302	1,178
Unrealized (depreciation) on translation of assets in foreign currencies	(8)	—	(8)	—	—	—
Net change in unrealized appreciation (depreciation) on investments, investments in GCIC SLF, and foreign currency transactions	$2,433	$1,616	$817	$4,952	$5,195	$106

(1)	Unrealized appreciation on investments in GCIC SLF includes our investment in LLC equity interests in GCIC SLF.
For the three months ended March 31, 2018, we had a net realized gain of $0.6 million primarily due to realized gains on the sale of portfolio company investments to GCIC SLF and the sale of one equity investment. For the six months ended March 31, 2018, we had a net realized gain of $0.1 million primarily due to realized gains on the sale of portfolio company investments to GCIC SLF that were offset by the realized loss on the write off of one non-accrual portfolio company investment.

For the three months ended March 31, 2018, we had $8.7 million in unrealized appreciation on 88 portfolio company investments, which was partially offset by $7.0 million in unrealized depreciation on 140 portfolio company investments. For the six months ended March 31, 2018, we had $12.2 million in unrealized appreciation on 119 portfolio company investments, which was partially offset by $8.7 million in unrealized depreciation on 132 portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments during the three and six months ended March 31, 2018.

For the three and six months ended March 31, 2018, we had $0.7 million and $1.5 million, respectively, in unrealized appreciation on our investment in GCIC SLF LLC equity interests, each of which was primarily driven by net positive related adjustments associated with GCIC SLF's investment portfolio.

For the three and six months ended March 31, 2017, we had net realized gains of $0.1 million and $0.3 million, respectively, resulting from the sale of portfolio company investments to GCIC SLF.

For the three months ended March 31, 2017, we had $4.5 million in unrealized appreciation on 80 portfolio company investments, which was partially offset by $3.0 million in unrealized depreciation on 123 portfolio company investments. For the six months ended March 31, 2017, we had $8.6 million in unrealized appreciation on

105 portfolio company investments, which was partially offset by $3.7 million in unrealized depreciation on 112 portfolio company investments. Unrealized appreciation during the three and six months ended March 31, 2017 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments during each of the three and six months ended March 31, 2017.

For the three and six months ended March 31, 2017, we had $0.1 million and $0.3 million, respectively, in unrealized appreciation on our investment in GCIC SLF equity interests, each of which was primarily driven by net positive credit related adjustments associated with GCIC SLF's investment portfolio.

Liquidity and Capital Resources

For the six months ended March 31, 2018, we experienced a net decrease in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents of $5.6 million. During the period we used $136.0 million in operating activities, primarily as a result of fundings of portfolio investments of $359.4 million, partially offset by proceeds from principal payments and sales of portfolio investments of $191.9 million and net investment income of $33.5 million. Lastly, cash provided by financing activities was $130.4 million, primarily driven by borrowings on debt of $260.9 million and proceeds from the issuance of common shares of $82.8 million that were partially offset by repayments of debt of $197.8 million and distributions paid of $15.2 million.

For the six months ended March 31, 2017, we experienced a net decrease in cash, cash equivalents and restricted cash and cash equivalents of $22.9 million. During the period we used $67.2 million in operating activities, primarily as a result of fundings of portfolio investments of $185.1 million, partially offset by proceeds from principal payments and sales of portfolio investments of $96.8 million and net investment income of $21.7 million. Lastly, cash provided by financing activities was $44.3 million, primarily driven by borrowings on debt of $187.8 million that were partially offset by repayments of debt of $136.5 million and distributions paid of $13.0 million.

As of March 31, 2018 and September 30, 2017, we had cash, cash equivalents and foreign currencies of $8.4 million and $22.9 million, respectively. In addition, we had restricted cash and cash equivalents of $37.2 million and $28.3 million as of March 31, 2018 and September 30, 2017, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of March 31, 2018, $17.9 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the GCIC 2016 Debt Securitization, which is described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the GCIC 2016 Debt Securitization. As of March 31, 2018, $19.2 million of our restricted cash and cash equivalents could be used to fund investments that meet the guidelines under our senior secured revolving credit facility by and among our wholly-owned subsidiary GCIC Funding LLC, or GCIC Funding, Wells Fargo Securities, LLC as administrative agent and Wells Fargo Bank, N.A., as lender, or, as amended, the Credit Facility, as well as for the payment of interest expense and revolving debt of the Credit Facility.

As of March 31, 2018, the Credit Facility allowed GCIC Funding to borrow up to $420.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2018 and September 30, 2017, we had $405.8 million and $342.7 million outstanding under the Credit Facility, respectively. As of March 31, 2018 and September 30, 2017, subject to leverage and borrowing base restrictions, we had approximately $14.2 million and $77.3 million, respectively, of remaining commitments and $14.2 million and $59.0 million, respectively, of availability on the Credit Facility.

As of March 31, 2018, our revolving credit facility with Sumitomo Mitsui Banking Corporation as administrative agent, sole lead arranger and sole manager, or the SMBC Revolver, allowed us to borrow up to $75.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of each of March 31, 2018 and September 30, 2017, we had $75.0 million outstanding under the SMBC Revolver. As of each of March 31, 2018 and September 30, 2017, subject to leverage and borrowing base restrictions, we had $0 of remaining commitments and $0 of availability under the SMBC Revolver.

As of March 31, 2018, we were permitted to borrow up to $40.0 million at any one time outstanding, under the terms of the revolving line of credit with GC Advisors, or, as amended, the Revolver. We entered into the Revolver in order to have the ability to borrow funds on a short-term basis and have in the past, and generally intend in the future, that borrowings under the Revolver will be repaid within the same quarter in which they are drawn. As of each of March 31, 2018 and September 30, 2017, we had no amounts outstanding under the Revolver.

On August 16, 2016, we completed the GCIC 2016 Debt Securitization in which the GCIC 2016 Issuer issued an aggregate of $410.1 million of notes, or the GCIC 2016 Notes, including $220.0 million of Class A GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 2.15%, $32.5 million of Class B GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.00%, $42.3 million of Class C GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.10%, and $28.6 million of Class D GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.25%, and $86.7 million of LLC equity interests in the GCIC 2016 Issuer that do not bear interest. We retained all of the Class C and Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 Issuer totaling $42.3 million, $28.6 million and $86.7 million, respectively. The Class A and Class B GCIC 2016 Notes are included in the March 31, 2018 and September 30, 2017 Consolidated Statements of Financial Condition as our debt and the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 issuer were eliminated in consolidation. As of each of March 31, 2018 and September 30, 2017, we had outstanding debt under the GCIC 2016 Debt Securitization of $252.5 million.

As of March 31, 2018 and September 30, 2017, we had investor capital subscriptions totaling $1,245.8 million and $1,301.6 million, respectively, of which $797.7 million and $716.0 million, respectively, had been called and contributed, leaving $448.1 million and $585.6 million of uncalled investor capital subscriptions, respectively. Prior to the completion of a public offering or other liquidity event, we expect to target a leverage ratio of between 0.85x to 0.90x and may issue capital calls to stock holders as our leverage ratio is at or approaching its target. GC Advisors has determined that it is possible that not all remaining undrawn commitments to purchase our common stock will be drawn prior to a public offering or other liquidity event, and, we expect to reach agreements from time to time with one or more stockholders to cancel all or a portion of their remaining undrawn commitments. We do not expect such agreements to be material to us, individually or in the aggregate. On January 1, 2018 and April 1, 2018, we reached agreements to cancel undrawn subscriptions totaling $55.8 million and $20.7 million in the aggregate, respectively. On May 4, 2018, our board of directors authorized us to negotiate from time to time certain repurchases shares of our common stock in an aggregate amount not to exceed $100 million at prices not in excess of the most recently computed net asset value of common stock at the time of any such repurchase.

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act, or SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We are still evaluating the merits of operating with a higher leverage ratio and the path forward, if any, on seeking approval. As of March 31, 2018, our asset coverage for borrowed amounts was 217.9%.

As of March 31, 2018 and September 30, 2017, we had outstanding commitments to fund investments, excluding our investment in GCIC SLF, totaling $177.3 million and $133.6 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2018 and

September 30, 2017, respectively, subject to the terms of each loan’s respective credit agreement. As of March 31, 2018, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility, SMBC Revolver and Revolver, ongoing principal repayments on debt investments assets and uncalled investor capital subscriptions.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, as a business development company we may be unable to enter into certain types of securitization transactions.  We have requested no action relief from the SEC that, if granted, would permit us to once again utilize securitizations in which assets are transferred through GC Advisors, but we cannot provide assurance that the SEC or any other regulatory authority will grant our request, which would permit us to enter into certain types of securitization transactions, on a timely basis or at all.

Although we expect to fund the growth of our investment portfolio through net proceeds from capital calls on existing investor capital subscriptions and through our dividend reinvestment plan as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition, we may, from time to time, amend or refinance our leverage facilities and securitization financings, to the extent permitted by applicable law. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing in capital generated by repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.

Portfolio Composition, Investment Activity and Yield

As of March 31, 2018 and September 30, 2017 we had investments in 176 and 165 portfolio companies, respectively, with a total fair value of $1,511.1 million and $1,347.6 million, respectively. As of March 31, 2018 and September 30, 2017, we had investments in GCIC SLF with a total fair value of $63.5 million and $50.1 million, respectively.

The following table shows the asset mix of our new investment commitments for the three and six months ended March 31, 2018 and 2017:

	For the three months ended March 31,				For the six months ended March 31,
	2018		2017		2018		2017
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$24,283	13.1%	$48,697	48.1%	$80,607	19.3%	$65,687	32.2%
One stop	153,035	82.6	51,222	50.6	322,050	77.1	128,092	62.8
Subordinated debt	—	—	—	—	—	—	11	0.0 *
LLC equity interests in GCIC SLF(1)	6,387	3.4	—	—	11,900	2.9	8,803	4.3
Equity	1,664	0.9	1,250	1.3	3,061	0.7	1,407	0.7
Total new investment commitments	$185,369	100.0%	$101,169	100.0%	$417,618	100.0%	$204,000	100.0%

* Represents an amount less than 0.1%.

(1)
GCIC SLF’s proceeds from the LLC equity interests were utilized by GCIC SLF to invest in senior secured loans. As of March 31, 2018, GCIC SLF had investments in senior secured loans to 42 different borrowers.

For the three and six months ended March 31, 2018, we had approximately $81.9 million and $153.6 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and six months ended March 31, 2018, we had sales of securities in six and 19 portfolio companies, respectively, aggregating approximately $19.3 million and $38.3 million, respectively, in net proceeds.

For the three and six months ended March 31, 2017, we had approximately $18.3 million and $60.8 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies, excluding $34.9 million of proceeds from the repayment in full and termination of our investment in subordinated notes of GCIC SLF. For the three and six months ended March 31, 2017, we had sales of securities in seven and 15 portfolio companies, respectively, aggregating approximately $13.2 million and $36.0 million, respectively, in net proceeds.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2018 (1)			As of September 30, 2017 (1)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$157,228	$155,565	$154,479	$167,646	$165,642	$165,620
One stop:
Performing	1,338,309	1,320,722	1,330,815	1,167,906	1,151,903	1,160,964
Non-accrual (2)	62	37	25	1,101	1,076	311
Subordinated debt:
Performing	57	57	57	55	55	55
LLC equity interests in GCIC SLF (3)	N/A	61,700	63,484	N/A	49,800	50,104
Equity	N/A	20,099	25,764	N/A	17,733	20,647
Total	$1,495,656	$1,558,180	$1,574,624	$1,336,708	$1,386,209	$1,397,701

(1)	19 and 15 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of March 31, 2018 and September 30, 2017, respectively.

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
As of March 31, 2018 and September 30, 2017, the fair value of our debt investments as a percentage of the outstanding principal value was 99.3% and 99.3%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and six months ended March 31, 2018 and 2017:

	For the three months ended March 31,		For the six months ended March 31,
	2018	2017	2018	2017
Weighted average rate of new investment fundings(1)	8.5%	6.6%	7.9%	6.8%
Weighted average spread over LIBOR of new floating rate investment fundings(1)	6.6%	5.6%	6.2%	5.8%
Weighted average fees of new investment fundings	1.1%	1.3%	1.2%	1.5%
Weighted average rate of sales and payoffs of portfolio investments(1)(2)	8.1%	6.7%	7.7%	6.5%
Weighted average annualized income yield (3)(4)	8.4%	7.6%	8.2%	7.6%

(1)	Excludes our subordinated note investment in GCIC SLF, which was redeemed on December 30, 2016.

(2)	Excludes exits on investments on non-accrual status.

(3)
Represents income from interest, including our subordinated note investment in GCIC SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments and does not represent a return to any investor in us.

(4)
For the three and six months ended March 31, 2018 and for the three months ending March 31, 2017, the weighted average annualized income yield does not reflect interest income from subordinated notes in GCIC SLF, which were redeemed on December 30, 2016.

As of March 31, 2018, 99.7% and 99.7% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2017, 99.8% and 99.8% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2018 and September 30, 2017, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding GCIC SLF and its underlying borrowers) was $26.8 million and $25.2 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2018 and September 30, 2017:

	March 31, 2018		September 30, 2017
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$141,529	9.0%	$22,656	1.6%
4	1,304,920	82.9	1,246,641	89.2
3	126,293	8.0	127,947	9.2
2	1,866	0.1	155	0.0 *
1	16	0.0 *	302	0.0 *
Total	$1,574,624	100.0%	$1,397,701	100.0%

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

As of March 31, 2018, GCIC SLF is capitalized by LLC equity interest subscriptions from its members. On December 14, 2016, the GCIC SLF investment committee approved the recapitalization of the commitments of GCIC SLF’s members. On December 30, 2016, GCIC SLF’s members entered into additional LLC equity interest subscriptions totaling $100.0 million, GCIC SLF issued capital calls totaling $39.9 million to us and Aurora and the subordinated notes previously issued by GCIC SLF were redeemed and terminated. As of March 31, 2018 and September 30, 2017, we and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests. GCIC SLF’s profits and losses are allocated to us and Aurora in accordance with our respective ownership interests.
As of March 31, 2018 and September 30, 2017, GCIC SLF had the following commitments from its members (in the aggregate):

	As of March 31, 2018		As of September 30, 2017
	Committed	Funded(1)	Committed	Funded(1)
	(In thousands)		(In thousands)
LLC equity commitments	$125,000	$70,514	$125,000	$56,914
Total	$125,000	$70,514	$125,000	$56,914

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

On October 21, 2015, GCIC Senior Loan Fund II LLC, or GCIC SLF II, a wholly-owned subsidiary of GCIC SLF, entered into a senior secured revolving credit facility, or, as amended, the GCIC SLF Credit Facility, with Wells Fargo Bank, N.A., which allowed GCIC SLF II to borrow up to $150.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. The reinvestment period of the GCIC SLF Credit Facility ends September 27, 2018, and the stated maturity date is September 28, 2022. As of March 31, 2018 and September 30, 2017, GCIC SLF II had outstanding debt under the GCIC SLF Credit Facility of $121.4 million and $108.2 million, respectively.

Through the reinvestment period, the GCIC SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.15% per annum, depending on the composition of the collateral asset portfolio. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the GCIC SLF Credit Facility.

As of March 31, 2018 and September 30, 2017, GCIC SLF had total assets at fair value of $193.5 million and $164.6 million, respectively. As of March 31, 2018 and September 30, 2017, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of March 31, 2018 and September 30, 2017, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $15.5 million and $10.0 million, respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of March 31, 2018 and September 30, 2017:

	As of March 31, 2018	As of September 30, 2017
	(Dollars in thousands)
Senior secured loans (1)	$184,840	$162,815
Weighted average current interest rate on senior secured loans (2)	7.1%	6.4%
Number of borrowers in GCIC SLF	42	40
Largest portfolio company investments (1)	$8,882	$8,928
Total of five largest portfolio company investments (1)	$39,336	$39,540

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

GCIC SLF Investment Portfolio as of March 31, 2018
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.6%	$1,344	$1,347
1A Smart Start LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.4	597	598
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.4	5,970	5,970
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.4	238	238
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	6.8	5,285	5,285
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.1	4,023	4,019
Captain D's, LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.4	5,985	5,985
Captain D's, LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.1	17	17
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.4	2,039	1,998
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.4	1,027	1,007
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	2,085	2,085
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	1,048	1,048
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	40	40
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	5.8	4,850	4,841
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	7.6	3,078	3,085
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	7.3	1,238	1,232
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	7.6	637	638
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	7.3	377	376
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	7.6	217	217
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	7.6	97	97
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	7.6	93	93
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2018	7.3	20	20
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.8	2,097	2,097
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	2,676	2,676
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	743	743
Flexan, LLC (3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.3	209	209
G & H Wire Company, Inc (3)	Healthcare, Education and Childcare	Senior loan	09/2023	7.4	5,970	5,970
Gamma Technologies, LLC (3)	Electronics	Senior loan	06/2021	6.6	4,389	4,389
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	8.8	4,975	4,975
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.2	1,973	1,963
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.3	103	102
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.3	55	55
Mills Fleet Farm Group LLC (3)	Retail Stores	Senior loan	02/2022	7.4	6,000	6,000
NBC Intermediate, LLC	Beverage, Food and Tobacco	Senior loan	09/2023	6.4	2,709	2,709
NBC Intermediate, LLC	Beverage, Food and Tobacco	Senior loan	09/2023	8.3	1	1
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.9	4,988	4,988
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	6.9	8,254	8,089
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.2	80	78
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.9	53	52
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	7.1	7,126	7,126
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	6.8	5,895	5,895
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.3	2,464	2,464

GCIC SLF Investment Portfolio as of March 31, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.3%	$167	$167
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.3	149	149
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	12/2023	7.6	8,079	8,079
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	6.7	6,000	6,000
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	6.8	626	626
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	6.9	19	19
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.6	3,314	3,314
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2021	6.0	25	25
Rubio's Restaurants, Inc. (3)	Beverage, Food and Tobacco	Senior loan	10/2019	7.6	1,667	1,667
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	7.1	1,431	1,431
Saldon Holdings, Inc. (3)	Diversified/Conglomerate Service	Senior loan	09/2022	6.5	1,958	1,958
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.6	3,284	3,284
SEI, Inc.(3)	Electronics	Senior loan	07/2023	7.1	5,204	5,152
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.6	6,138	6,138
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	6.8	7,808	7,807
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.9	1,074	1,077
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.5	5,220	5,220
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.5	412	412
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.5	411	411
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.5	410	410
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.5	409	409
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.7	5,985	5,985
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.8	32	32
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	8.6	701	701
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.4	1,091	1,091
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	855	855
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.5	161	161
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.5	59	59
Transaction Data Systems, Inc. (3)	Diversified/Conglomerate Service	Senior loan	06/2021	7.6	3,873	3,873
Transaction Data Systems, Inc. (3)	Diversified/Conglomerate Service	Senior loan	06/2020	6.8	11	10
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.8	3,603	3,585
Vendor Credentialing Service LLC (3)	Diversified/Conglomerate Service	Senior loan	11/2021	7.9	5,955	5,955
WHCG Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	03/2023	7.1	2,191	2,191
WIRB-Copernicus Group, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2022	6.1	5,394	5,367
					$184,840	$184,496

(1)	Represents the weighted average annual current interest rate as of March 31, 2018. All interest rates are payable in cash.

(2)
Represents the fair value in accordance with Accounting Standards Codification, or ASC, Topic 820 - Fair Value Measurement, or ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

GCIC SLF Loan Portfolio as of September 30, 2017
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.1%	$1,351	$1,358
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8	599	599
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.0	2,816	2,816
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.8	5,285	5,285
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.1	4,172	4,167
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	2,049	2,008
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	1,033	1,012
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	2,095	2,095
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	1,053	1,053
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	41	41
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	5.3	4,875	4,890
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	3,093	3,100
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.3	1,244	1,239
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	640	641
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	218	218
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	97	97
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.5	93	93
Elite Sportswear, L.P. (4)	Retail Stores	Senior loan	03/2020	N/A (5)	—	(2)
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.8	2,108	2,108
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	2,690	2,690
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	752	752
Flexan, LLC (3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.8	21	21
Gamma Technologies, LLC (3)	Electronics	Senior loan	06/2021	6.0	4,411	4,411
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	1,976	1,976
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.9	5,002	5,002
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.3	1,973	1,973
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	87	87
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	55	55
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,939	1,939
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,337	1,337
Mills Fleet Farm Group LLC (3)	Retail Stores	Senior loan	02/2022	6.7	6,000	6,000
Park Place Technologies LLC (3)	Electronics	Senior loan	06/2022	6.3	5,996	5,936
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.2	5,013	5,013
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	6.2	8,297	8,131
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.7	83	81
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	53	52
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	6.5	7,126	7,126
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.8	5,925	5,925
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7	2,346	2,346

GCIC SLF Loan Portfolio as of September 30, 2017 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.9%	$144	$144
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1%	7,095	7,095
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	542	542
Radiology Partners, Inc.	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	460	460
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.6	3,323	3,323
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.1	15	15
Rubio's Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	11/2018	6.1	1,676	1,676
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.6	1,501	1,501
Saldon Holdings, Inc. (3)	Diversified/Conglomerate Service	Senior loan	09/2022	5.8	2,028	2,003
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.0	3,301	3,301
SEI, Inc. (3)	Electronics	Senior loan	07/2021	6.0	5,217	5,217
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.0	6,443	6,443
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	6.1	7,848	7,844
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.2	1,079	1,083
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	5,291	4,603
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	418	364
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	417	363
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	416	362
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	415	361
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (5)	—	(90)
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.3	705	705
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.6	1,097	1,097
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	859	859
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	165	165
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	61	61
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.6	3,892	3,892
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.8	22	21
Vendor Credentialing Service LLC (3)	Diversified/Conglomerate Service	Senior loan	11/2021	7.2	5,985	5,985
WHCG Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	03/2023	6.1	2,202	2,202
WIRB-Copernicus Group, Inc.	Healthcare, Education and Childcare	Senior loan	08/2022	6.3	5,421	5,421
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	751	751
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	23	23
					$162,815	$161,522

(1)	Represents the weighted average annual current interest rate as of September 30, 2017. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded as of September 30, 2017. As such, no interest is being earned on this investment.

As of each of March 31, 2018 and September 30, 2017, we have committed to fund $109.4 million of LLC equity interest subscriptions to GCIC SLF. As of March 31, 2018 and September 30, 2017, $61.7 million and $49.8 million, respectively, of our LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and six months ended March 31, 2018, we received $1.3 million and $2.4 million, respectively, in dividend income from the GCIC SLF LLC equity interests. For the three and six months ended March 31, 2017, we received $1.2 million and $1.7 million, respectively, in dividend income from the GCIC SLF LLC equity interests.

The subordinated notes previously held by us were redeemed on December 30, 2016, and, therefore, no interest income was earned for the three and six months ended March 31, 2018 and for the three months ended March 31, 2017. For the six months ended March 31, 2017, we earned interest income of $0.7 million on the subordinated notes.

For the three and six months ended March 31, 2018, we earned an annualized total return on our weighted average capital invested in GCIC SLF of 10.9% and 10.5%, respectively. For the three and six months ended March 31, 2017, we earned an annualized total return on our weighted average capital invested in GCIC SLF of 9.5% and 10.0%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in GCIC SLF by the combined daily average of our investments in (1) the principal of the GCIC SLF subordinated notes, if any, and (2) the NAV of the GCIC SLF LLC equity interests.

See below for certain summarized financial information for GCIC SLF as of March 31, 2018 and September 30, 2017 and for the three and six months ended March 31, 2018 and 2017:

	As of March 31, 2018	As of September 30, 2017
	(In thousands)
Selected Balance Sheet Information:
Investments, at fair value	$184,496	$161,522
Cash and other assets	8,996	3,029
Total assets	$193,492	$164,551
Senior credit facility	$121,400	$108,150
Unamortized debt issuance costs	(892)	(1,199)
Other liabilities	431	338
Total liabilities	120,939	107,289
Members’ equity	72,553	57,262
Total liabilities and members' equity	$193,492	$164,551

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Selected Statement of Operations Information:
Interest income	$3,222	$2,612	$6,033	$5,053
Fee income	—	—	7	—
Total investment income	3,222	2,612	6,040	5,053
Interest and other debt financing expense	1,283	903	2,476	2,616
Administrative service fee	62	51	116	106
Other expenses	24	24	58	48
Total expenses	1,369	978	2,650	2,770
Net investment income (loss)	1,853	1,634	3,390	2,283
Net change in unrealized appreciation (depreciation) on investments	467	(99)	1,072	(37)
Net increase in members' equity	$2,320	$1,535	$4,462	$2,246

Prior to their termination, GCIC SLF elected to fair value the subordinated notes issued to us and Aurora under ASC Topic 825 — Financial Instruments, or ASC Topic 825. The subordinated notes were valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For the six months ended March 31, 2017, GCIC SLF did not recognize unrealized appreciation or depreciation on the subordinated notes, which were redeemed by GCIC SLF on December 30, 2016.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of March 31, 2018 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2016 Debt Securitization	$252.5	$—	$—	$—	$252.5
Credit Facility	405.8	—	—	405.8	—
SMBC Revolver	75.0	75.0	—	—	—
Revolver	—	—	—	—	—
Unfunded commitments (1)	177.3	177.3	—	—	—
Total contractual obligations	$910.6	$252.3	$—	$405.8	$252.5

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in GCIC SLF, as of March 31, 2018 these amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of March 31, 2018, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2018 and September 30, 2017, we had outstanding commitments to fund investments, excluding our investments in GCIC SLF, totaling $177.3 million and $133.6 million, respectively. We had commitments of up to $47.7 million and $59.6 million to GCIC SLF as of March 31, 2018 and September 30, 2017, respectively, which may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We entered into the Investment Advisory Agreement with GC Advisors. Each of Mr. Lawrence Golub, our chairman, and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.

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

•
Immediately prior to our election to be regulated as a business development company, we acquired our initial portfolio of investments by purchasing (1) all of the outstanding equity interests of GCIC Holdings LLC, or GCIC Holdings, and GCIC Funding, from GEMS Fund, L.P., a Delaware limited partnership whose general partner is controlled by GC Advisors, and (2) loans from certain unaffiliated third-party investors. At the time of our acquisition of their respective equity interests, the only assets (other than certain cash and cash equivalents) of GCIC Funding and GCIC Holdings were one stop and other senior secured loans to U.S. middle-market companies consistent with our investment objectives and strategies. Each of the loans acquired in our formation transactions had been underwritten by GC Advisors at the time of origination or acquisition using the same criteria and standards as GC Advisors uses in connection with the origination or acquisition of loans for us.

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., a publicly-traded business development company (NASDAQ: GBDC) and Golub Capital BDC 3, Inc., an unlisted business development company, each of which focuses on investing primarily in one stop and other senior secured loans of U.S. middle-market companies. In addition, our officers and directors serve in similar capacities for Golub Capital BDC, Inc. and Golub Capital BDC 3, Inc. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of these other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during each of the three and six months ended March 31, 2018 and 2017. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of March 31, 2018 and September 30, 2017, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was less than $0.1 million and $0.4 million as of March 31, 2018 and September 30, 2017, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2018 and September 30, 2017, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.00% and 1.00%, respectively. In addition, the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily, the SMBC Revolver has a floating interest rate provision based on one-month LIBOR that resets monthly, and the Class A and B GCIC 2016 Notes issued as part of the GCIC 2016 Debt Securitization have floating interest rate provisions based on three-month LIBOR that reset quarterly. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of March 31, 2018 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(3,725)	$(1,833)	$(1,892)
Up 50 basis points	7,451	3,667	3,784
Up 100 basis points	14,901	7,333	7,568
Up 150 basis points	22,351	11,000	11,351
Up 200 basis points	29,802	14,666	15,136

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2018, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the GCIC 2016 Debt Securitization, the Credit Facility, the Revolver, the SMBC Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4: Controls and Procedures.

As of March 31, 2018 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A: Risk Factors.

Except as set forth below, there have been no material changes during the three months ended March 31, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2017.
New legislation may permit us to incur additional leverage.
Business development companies are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, the SBCAA amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the date after such stockholder approval. In addition, as a business development company that does not have its common stock listed on a national securities exchange, we would be required to offer each stockholder of record as of the approval date of the modified asset coverage requirements the opportunity for us to repurchase such stockholder’s shares held on such date. If we were to receive either form of approval and comply with the applicable disclosure requirements, we would be able to incur additional indebtedness, which may increase our risks related to leverage. In addition, our management fee is based on our average adjusted gross assets, which includes leverage and, as a result, if we were to incur additional leverage, management fees paid to GC Advisors would increase.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	First Amendment to Revolving Loan Agreement, dated as of February 6, 2018, by and between Golub Capital Investment Corporation and GC Advisors LLC*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Investment Corporation

Dated: May 10, 2018	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2018	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)