Form 10-Q
period 2018-06-30
GOLUB CAPITAL INVESTMENT Corp
filed 2018-08-10
CIK 1627515

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 10, 2018, the Registrant had 58,755,211.413 shares of common stock, $0.001 par value, outstanding.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2018	September 30, 2017
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,588,631	$1,347,597
Controlled affiliate company investments	54,004	50,104
Total investments at fair value (amortized cost of $1,627,695 and $1,386,209, respectively)	1,642,635	1,397,701
Cash and cash equivalents	9,331	22,859
Foreign currencies (cost of $251 and $0, respectively)	251	—
Restricted cash and cash equivalents	29,352	28,272
Interest receivable	5,643	5,027
Capital call receivable	1,704	1,058
Other assets	147	178
Total Assets	$1,689,063	$1,455,095
Liabilities
Debt	$747,750	$670,200
Less unamortized debt issuance costs	2,309	2,671
Debt less unamortized debt issuance costs	745,441	667,529
Other short-term borrowings (proceeds of $12,400 and $0, respectively)	12,287	—
Interest payable	3,091	2,141
Distributions payable	20,476	8,239
Management and incentive fees payable	10,042	7,536
Accounts payable and accrued expenses	1,543	1,404
Accrued trustee fees	25	26
Total Liabilities	$792,905	$686,875
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2018 and September 30, 2017	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 59,743,807.048 and 51,214,683.496 shares issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	60	51
Paid in capital in excess of par	895,837	767,908
Capital distributions in excess of net investment income	(16,135)	(11,366)
Net unrealized appreciation (depreciation) on investments and foreign currency translation	15,050	11,492
Net realized gain (loss) on investments and foreign currency transactions	1,346	135
Total Net Assets	896,158	768,220
Total Liabilities and Total Net Assets	$1,689,063	$1,455,095
Number of common shares outstanding	59,743,807.048	51,214,683.496
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$33,520	$24,498	$94,089	$66,060
Dividend income	3	157	80	158
Fee income	1,147	827	2,435	1,038
Total investment income from non-controlled/non-affiliate company investments	34,670	25,482	96,604	67,256
From controlled affiliate company investments:
Interest income	—	—	—	732
Dividend income	1,641	1,216	4,065	2,879
Total investment income from controlled affiliate company investments	1,641	1,216	4,065	3,611
Total investment income	36,311	26,698	100,669	70,867
Expenses
Interest and other debt financing expenses	8,270	5,844	22,659	16,079
Base management fee	5,580	4,263	15,815	11,940
Incentive fee	4,658	3,314	13,469	8,280
Professional fees	465	502	1,437	1,424
Administrative service fee	538	401	1,564	1,106
General and administrative expenses	52	22	160	48
Total expenses	19,563	14,346	55,104	38,877
Base management fee waived (Note 4)	(1,522)	(1,162)	(4,313)	(3,256)
Incentive fee waived (Note 4)	(1,146)	(733)	(3,014)	(749)
Net expenses	16,895	12,451	47,777	34,872
Net investment income	19,416	14,247	52,892	35,995

Net gain (loss) on investments and foreign currency
Net realized gain (loss) on investments and foreign currency transactions
Non-controlled/non-affiliate company investments	2,510	91	2,621	422
Foreign currency transactions	(56)	—	(73)	—
Net realized gain (loss) on investments and foreign currency transactions	2,454	91	2,548	422
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation:
Non-controlled/non-affiliate company investments	(1,433)	12	2,039	4,905
Controlled affiliate company investments	(74)	(140)	1,406	162
Foreign currency translation	113	—	113	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(1,394)	(128)	3,558	5,067
Net gain (loss) on investments and foreign currency	1,060	(37)	6,106	5,489
Net increase in net assets resulting from operations	$20,476	$14,210	$58,998	$41,484
Per Common Share Data
Basic and diluted earnings per common share	$0.35	$0.31	$1.06	$0.96
Basic and diluted weighted average common shares outstanding	58,083,180	45,882,813	55,363,298	43,006,959
See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

				Capital Distributions in Excess of Net Investment Income	Net Unrealized Appreciation (Depreciation) on Investments and Foreign Currency Translation	Net Realized Gain (loss) on Investments and Foreign Currency Transactions
	Common Stock		Paid in Capital in Excess of Par				Total Net Assets
	Shares	Par Amount
Balance at September 30, 2016	41,087,178.250	$41	$616,018	$(7,158)	$8,334	$(928)	$616,307
Issuance of common stock (1)	4,410,571.066	4	66,154		—	—	66,158
Net increase in net assets resulting from operations	—	—	—	35,995	5,067	422	41,484
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,331,594.620	2	19,973	—	—	—	19,975
Distributions from net investment income	—	—	—	(27,134)	—	—	(27,134)
Distributions from net realized gain	—	—	—	—	—	(140)	(140)
Distributions declared and payable	—	—	—	(14,210)	—	—	(14,210)
Total increase (decrease) for the period ended June 30, 2017	5,742,165.686	6	86,127	(5,349)	5,067	282	86,133
Balance at June 30, 2017	46,829,343.936	$47	$702,145	$(12,507)	$13,401	$(646)	$702,440

Balance at September 30, 2017	51,214,683.496	$51	$767,908	$(11,366)	$11,492	$135	$768,220
Issuance of common stock (2)	6,867,829.319	7	103,011	—	—	—	103,018
Net increase in net assets resulting from operations	—	—	—	52,892	3,558	2,548	58,998
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,661,294.233	2	24,918	—	—	—	24,920
Distributions from net investment income	—	—	—	(37,185)	—	—	(37,185)
Distributions from net realized gain	—	—	—	—	—	(1,337)	(1,337)
Distributions declared and payable	—	—	—	(20,476)	—	—	(20,476)
Total increase (decrease) for the period ended June 30, 2018	8,529,123.552	9	127,929	(4,769)	3,558	1,211	127,938
Balance at June 30, 2018	59,743,807.048	$60	$895,837	$(16,135)	$15,050	$1,346	$896,158

(1)	Refer to Note 3 for a detailed listing of the common stock issuances for the nine months ended June 30, 2017.

(2)	Refer to Note 3 for a detailed listing of the common stock issuances for the nine months ended June 30, 2018.

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$58,998	$41,484
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	1,610	2,522
Accretion of discounts and origination fees	(6,782)	(4,590)
Net realized (gain) loss on investments	(2,621)	(422)
Net change in unrealized (appreciation) depreciation on investments	(3,445)	(5,067)
Net change in unrealized appreciation (depreciation) on foreign currency and other transactions	(113)	—
Proceeds from (fundings of) revolving loans, net	536	282
Fundings of investments	(563,692)	(432,300)
Proceeds from principal payments and sales of portfolio investments	332,464	208,863
PIK interest	(1,394)	(1,016)
Changes in operating assets and liabilities:
Interest receivable	(616)	(981)
Receivable for investments sold	—	(2,118)
Other assets	31	64
Interest payable	950	707
Management and incentive fees payable	2,506	2,355
Payable for investments purchased	—	3,076
Accounts payable and accrued expenses	139	244
Accrued trustee fees	(1)	21
Net cash (used in) provided by operating activities	(181,430)	(186,876)
Cash flows from financing activities
Borrowings on debt	480,050	397,900
Repayments of debt	(402,500)	(287,650)
Capitalized debt issuance costs	(1,248)	(359)
Proceeds from other short-term borrowings	12,400	—
Proceeds from issuance of common shares	102,372	66,158
Distributions paid	(21,841)	(17,168)
Net cash provided by (used in) financing activities	169,233	158,881
Net change in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents	(12,197)	(27,995)
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	51,131	75,731
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$38,934	$47,736
Supplemental information:
Cash paid during the period for interest	$20,099	$12,850
Distributions declared during the period	58,998	41,484
Supplemental disclosure of noncash operating activity:
Funding of LLC equity interest in GCIC SLF	$—	$(34,917)
Proceeds from subordinated notes in GCIC SLF principal payment	—	34,917
Supplemental disclosure of noncash financing activity:
Capital call receivable	$646	$—
Stock issued in connection with dividend reinvestment plan	24,920	19,975
Distributions payable	20,476	14,210

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of June 30,
	2018	2017
Cash and cash equivalents	$9,331	$5,220
Foreign currencies	251	—
Restricted cash and cash equivalents	29,352	42,516
Total cash, cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$38,934	$47,736

See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of restricted cash and cash equivalents.

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP#	Senior loan	L + 4.75%	(c)(f)	7.09%	12/2023	$1,334	$1,322	0.2%	$1,334
NTS Technical Systems*	One stop	L + 6.25%	(a)	8.23%	06/2021	3,250	3,214	0.4	3,250
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	06/2021	—	(9)	—	—
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	8.84%	12/2018	53	28	—	16
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	8.84%	12/2018	9	9	—	9
Tronair Parent, Inc.#	Senior loan	L + 4.75%	(c)(f)	7.11%	09/2023	367	364	—	367
Tronair Parent, Inc.	Senior loan	L + 4.50%	(a)(c)(f)	7.33%	09/2021	55	54	—	55
Whitcraft LLC#*	One stop	L + 6.25%	(c)	8.58%	04/2023	16,185	15,991	1.8	16,185
Whitcraft LLC	One stop	L + 6.25%	(c)	8.58%	04/2023	4,155	4,122	0.5	4,155
Whitcraft LLC(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(1)	—	—
Whitcraft LLC(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(56)	—	—
						25,408	25,038	2.9	25,371
Automobile
Dent Wizard International Corporation*	Senior loan	L + 4.00%	(a)	6.10%	04/2020	2,166	2,158	0.2	2,166
Grease Monkey International, LLC*	Senior loan	L + 4.75%	(a)	6.84%	11/2022	3,058	3,025	0.3	3,058
Grease Monkey International, LLC	Senior loan	L + 4.75%	(a)	6.73%	11/2022	1,155	1,150	0.1	1,155
Grease Monkey International, LLC	Senior loan	L + 4.75%	(a)	6.84%	11/2022	26	25	—	26
Grease Monkey International, LLC(5)	Senior loan	L + 4.75%		N/A(6)	11/2022	—	(25)	—	—
Polk Acquisition Corp.*	Senior loan	L + 5.00%	(a)	7.09%	06/2022	4,767	4,751	0.5	4,672
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	8.59%	04/2023	4,611	4,556	0.5	4,565
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.57%	04/2023	50	49	—	49
Quick Quack Car Wash Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	04/2023	—	(78)	—	(65)
						15,833	15,611	1.6	15,626
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.#	One stop	L + 5.75%	(a)	7.84%	04/2021	3,420	3,398	0.4	3,420
Abita Brewing Co., L.L.C.	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
C. J. Foods, Inc.#*	One stop	L + 6.25%	(c)	8.58%	05/2020	20,946	20,811	2.3	20,946
C. J. Foods, Inc.	One stop	L + 6.25%	(c)	8.58%	05/2020	1,584	1,583	0.2	1,584
C. J. Foods, Inc.	One stop	L + 6.25%	(b)(c)	8.52%	05/2019	839	838	0.1	839
Cafe Rio Holding, Inc.#*	One stop	L + 5.75%	(a)	7.84%	09/2023	8,645	8,514	1.0	8,645
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(a)	7.84%	09/2023	1,380	1,368	0.2	1,380
Cafe Rio Holding, Inc.	One stop	P + 4.75%	(f)	9.75%	09/2023	30	28	—	30
Cafe Rio Holding, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2023	—	(63)	—	—
Firebirds International, LLC*	One stop	L + 5.75%	(a)	7.82%	12/2018	3,252	3,250	0.4	3,252
Firebirds International, LLC*	One stop	L + 5.75%	(a)	7.82%	12/2018	916	915	0.1	916
Firebirds International, LLC*	One stop	L + 5.75%	(a)	7.82%	12/2018	294	294	—	294
Firebirds International, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2018	—	(2)	—	—
Firebirds International, LLC	One stop	L + 5.75%		N/A(6)	12/2018	—	—	—	—
Flavor Producers, LLC#	Senior loan	L + 4.75%	(c)	7.07%	12/2023	2,730	2,693	0.3	2,730
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	7.09%	12/2022	2	1	—	2
FWR Holding Corporation*	One stop	L + 6.00%	(d)	8.14%	08/2023	4,059	4,006	0.5	4,059
FWR Holding Corporation	One stop	L + 6.00%	(b)(d)	7.96%	08/2023	1,115	1,079	0.1	1,115
FWR Holding Corporation	One stop	L + 6.00%	(a)(f)	7.96%	08/2023	22	21	—	22
Global Franchise Group, LLC*	Senior loan	L + 5.75%	(a)	7.84%	12/2019	4,189	4,162	0.5	4,189
Global Franchise Group, LLC	Senior loan	L + 5.75%		N/A(6)	12/2019	—	—	—	—
Global ID Corporation#	One stop	L + 6.50%	(c)	8.83%	11/2021	5,115	5,072	0.6	5,115
Global ID Corporation	One stop	L + 6.50%	(c)	8.84%	11/2021	760	742	0.1	760
Global ID Corporation	One stop	L + 6.50%	(c)	8.83%	11/2021	9	9	—	9
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(c)	10.31%	08/2020	846	843	0.1	846
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(c)	10.31%	08/2020	96	87	—	96

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(c)	10.30%	08/2020	$3	$2	—%	$3
Mendocino Farms, LLC(5)	One stop	L + 8.50%		N/A(6)	06/2023	—	(25)	—	(25)
Mid-America Pet Food, L.L.C.#*	One stop	L + 6.00%	(c)	8.33%	12/2021	12,216	12,108	1.4	12,216
Mid-America Pet Food, L.L.C.(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(1)	—	—
Purfoods, LLC*	One stop	L + 6.00%	(c)	8.31%	05/2021	7,797	7,729	0.9	7,797
Purfoods, LLC	One stop	L + 6.00%	(c)	8.33%	05/2021	352	349	—	352
Purfoods, LLC	One stop	L + 6.00%	(c)	8.33%	05/2021	268	266	—	268
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	108	108	—	110
Purfoods, LLC	One stop	L + 6.00%	(a)	8.05%	05/2021	65	64	—	65
Purfoods, LLC	One stop	L + 6.00%	(c)	8.33%	05/2021	24	23	—	24
Purfoods, LLC	One stop	L + 6.00%	(c)	8.33%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.00%	(c)	8.33%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.00%	(c)	8.33%	05/2021	14	14	—	14
Purfoods, LLC	One stop	L + 6.00%	(c)	8.33%	05/2021	11	11	—	11
Purfoods, LLC	One stop	L + 6.00%	(c)	8.33%	05/2021	11	11	—	11
Purfoods, LLC	One stop	L + 6.00%	(c)	8.33%	05/2021	10	10	—	10
Purfoods, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2021	—	(10)	—	—
Rubio's Restaurants, Inc.*	Senior loan	L + 5.25%	(c)	7.58%	10/2019	296	280	—	296
Uinta Brewing Company#(7)	One stop	L + 8.50%	(a)	10.59%	08/2019	898	897	0.1	718
Uinta Brewing Company(7)	One stop	L + 8.50%	(a)	10.59%	08/2019	167	167	—	132
						82,519	81,682	9.3	82,281
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.*	Senior loan	L + 4.75%	(a)	6.84%	05/2021	685	683	0.1	688

Buildings and Real Estate
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(c)	7.31%	08/2020	5,634	5,634	0.6	5,634
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(c)	7.31%	08/2020	1,196	1,190	0.1	1,196
Brooks Equipment Company, LLC	One stop	L + 5.00%		N/A(6)	08/2020	—	—	—	—
Jensen Hughes, Inc.#	Senior loan	L + 4.50%	(a)	6.58%	03/2024	430	428	0.1	430
Jensen Hughes, Inc.#	Senior loan	L + 4.50%	(a)	6.59%	03/2024	132	130	—	132
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(a)	6.59%	03/2024	28	26	—	28
MRI Software LLC#*	One stop	L + 6.00%	(c)	8.34%	06/2023	18,688	18,391	2.1	18,688
MRI Software LLC#	One stop	L + 5.50%	(c)	7.84%	06/2023	17,304	17,133	1.9	17,304
MRI Software LLC*	One stop	L + 5.50%	(a)	7.56%	06/2023	3,107	3,090	0.4	3,107
MRI Software LLC#	One stop	L + 5.50%	(c)	7.84%	06/2023	346	343	—	346
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	06/2023	—	(3)	—	—
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	06/2023	—	(142)	—	—
Paradigm DKD Group, LLC#	Senior loan	L + 6.25%	(a)	8.34%	11/2018	2,126	2,122	0.2	1,595
Paradigm DKD Group, LLC	Senior loan	L + 6.25%	(a)	8.34%	11/2018	856	855	0.1	696
						49,847	49,197	5.5	49,156
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	(c)	8.08%	02/2020	1,033	1,026	0.1	1,033
Flexan, LLC#	One stop	L + 5.75%	(c)	8.08%	02/2020	487	485	0.1	487
Flexan, LLC	One stop	P + 4.50%	(f)	9.50%	02/2020	11	11	—	11
						1,531	1,522	0.2	1,531
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.#	Senior loan	L + 4.00%	(c)	6.36%	05/2025	5,404	5,311	0.6	5,377
Chase Industries, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	05/2025	—	(53)	—	(15)
Chase Industries, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	05/2023	—	(2)	—	—
Inventus Power, Inc.#	One stop	L + 6.50%	(a)	8.59%	04/2020	9,108	9,068	0.9	8,197
Inventus Power, Inc.	One stop	L + 6.50%	(a)(c)	8.68%	04/2020	286	284	—	242
Onicon Incorporated#*	One stop	L + 5.50%	(c)	7.83%	04/2022	249	248	—	247
Onicon Incorporated	One stop	L + 5.50%		N/A(6)	04/2022	—	—	—	—
PetroChoice Holdings, Inc.*	Senior loan	L + 5.00%	(b)(c)	7.10%	08/2022	1,616	1,584	0.2	1,616

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing - (continued)
Reladyne, Inc.#*	Senior loan	L + 5.00%	(c)	7.31%	07/2022	$10,725	$10,630	1.2%	$10,725
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.34%	07/2022	1,123	1,110	0.1	1,123
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.10%	07/2022	973	965	0.1	973
Reladyne, Inc.(5)	Senior loan	L + 5.00%		N/A(6)	07/2022	—	(20)	—	—
Source Refrigeration & HVAC, Inc.#	Senior loan	L + 4.75%	(c)	7.11%	04/2023	7,255	7,174	0.8	7,183
Source Refrigeration & HVAC, Inc.	Senior loan	P + 3.75%	(f)	8.75%	04/2023	67	65	—	65
Source Refrigeration & HVAC, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(50)	—	(45)
Sunless Merger Sub, Inc.#	Senior loan	L + 5.00%	(a)	7.09%	07/2019	274	257	—	274
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	(f)	8.75%	07/2019	66	65	—	66
Togetherwork Holdings, LLC#	One stop	L + 6.50%	(a)	8.59%	03/2025	6,742	6,645	0.8	6,742
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.59%	03/2025	1,629	1,614	0.2	1,629
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.59%	03/2025	1,517	1,502	0.2	1,517
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.59%	03/2024	63	62	—	63
Togetherwork Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	03/2025	—	(40)	—	—
						47,097	46,419	5.1	45,979
Diversified/Conglomerate Service
Accela, Inc.#	One stop	L + 6.00%	(c)	8.33%	09/2023	6,665	6,575	0.7	6,665
Accela, Inc.(5)	One stop	L + 6.00%		N/A(6)	09/2023	—	(1)	—	—
Agility Recovery Solutions Inc.*	One stop	L + 6.50%	(a)	8.59%	03/2020	6,159	6,127	0.7	6,159
Agility Recovery Solutions Inc.(5)	One stop	L + 6.50%		N/A(6)	03/2020	—	(1)	—	—
Anaqua, Inc.#	One stop	L + 6.50%	(c)	8.86%	07/2022	8,872	8,764	1.0	8,872
Anaqua, Inc.(5)	One stop	L + 6.50%		N/A(6)	07/2022	—	(1)	—	—
Apttus Corporation	One stop	L + 7.85%		10.06%	01/2023	6,843	6,598	0.8	6,843
Bazaarvoice, Inc.#	One stop	L + 8.00%	(a)	10.09%	02/2024	10,922	10,719	1.2	10,922
Bazaarvoice, Inc.	One stop	P + 7.00%	(f)	12.00%	02/2024	30	28	—	30
Browz LLC	One stop	L + 9.50%	(a)	9.98% cash/1.50% PIK	03/2023	1,830	1,808	0.2	1,830
Browz LLC	One stop	L + 9.50%		N/A(6)	03/2023	—	—	—	—
Centrify Corporation	One stop	L + 10.00%	(a)	12.09%	05/2023	4,036	4,017	0.5	4,218
Centrify Corporation(5)	One stop	L + 10.00%		N/A(6)	05/2023	—	(9)	—	—
Centrify Corporation	One stop	L + 5.50%		N/A(6)	05/2023	—	—	—	—
Clearwater Analytics, LLC#*	One stop	L + 5.00%	(a)	7.09%	09/2022	8,070	7,870	0.9	8,070
Clearwater Analytics, LLC	One stop	L + 5.00%	(a)	7.08%	09/2022	5	3	—	5
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.59% cash/0.50% PIK	05/2023	2,274	2,215	0.3	2,209
Cloudbees, Inc.	One stop	L + 9.00%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.	One stop	L + 7.50%	(a)	9.55%	03/2024	8,616	8,513	1.0	8,616
Confluence Technologies, Inc.	One stop	L + 7.50%	(a)(b)(f)	9.76%	03/2024	30	29	—	30
Connexin Software, Inc.	One stop	L + 8.50%	(a)	10.59%	02/2024	2,920	2,879	0.3	2,920
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Datto, Inc.	One stop	L + 8.00%	(a)	10.05%	12/2022	14,093	13,843	1.6	14,093
Datto, Inc.(5)	One stop	L + 8.00%		N/A(6)	12/2022	—	(1)	—	—
Daxko Acquisition Corporation#*	One stop	L + 6.50%	(a)	8.59%	09/2022	11,183	11,056	1.3	11,183
Daxko Acquisition Corporation	One stop	L + 6.50%		N/A(6)	09/2022	—	—	—	—
Digital Guardian, Inc.	One stop	L + 9.00%	(c)	10.34% cash/1.00% PIK	06/2023	4,352	4,319	0.5	4,318
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	01/2019	218	218	—	218
Digital Guardian, Inc.	One stop	L + 6.00%		N/A(6)	06/2023	—	—	—	—
Digital Guardian, Inc.(5)	One stop	L + 9.00%		N/A(6)	06/2023	—	(2)	—	(2)
DISA Holdings Acquisition Subsidiary Corp.#*	Senior loan	L + 4.00%	(c)(f)	6.69%	06/2022	2,055	2,038	0.2	2,044
DISA Holdings Acquisition Subsidiary Corp.(5)	Senior loan	L + 4.00%		N/A(6)	06/2022	—	(3)	—	(3)
DISA Holdings Acquisition Subsidiary Corp.(5)	Senior loan	L + 4.00%		N/A(6)	06/2022	—	(3)	—	(2)
EGD Security Systems, LLC#*	One stop	L + 6.25%	(c)	8.58%	06/2022	10,372	10,286	1.2	10,372
EGD Security Systems, LLC*	One stop	L + 6.25%	(c)	8.56%	06/2022	98	97	—	98
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	8.25%	06/2022	52	51	—	52
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	8.58%	06/2022	35	34	—	35
GS Acquisitionco, Inc.#	One stop	L + 4.75%	(a)	6.85%	05/2024	12,169	12,050	1.3	12,048
GS Acquisitionco, Inc.#	One stop	L + 4.75%	(a)	6.85%	05/2024	2,196	2,174	0.2	2,174

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
GS Acquisitionco, Inc.(5)	One stop	L + 4.75%		N/A(6)	05/2024	$—	$(1)	—%	$(1)
GS Acquisitionco, Inc.(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(30)	—	(30)
HealthcareSource HR, Inc.#*	One stop	L + 6.75%	(c)	9.08%	05/2020	11,088	11,004	1.2	11,088
HealthcareSource HR, Inc.(5)	One stop	L + 6.75%		N/A(6)	05/2020	—	(1)	—	—
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	1,404	1,392	0.2	1,404
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	1,177	1,129	0.1	1,177
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	329	325	—	329
Host Analytics, Inc.(5)	One stop	N/A		8.50% cash/2.25% PIK	08/2021	2	(2)	—	2
III US Holdings, LLC	One stop	L + 6.50%		N/A(6)	09/2022	—	—	—	—
Imprivata, Inc.#	Senior loan	L + 4.00%	(c)	6.33%	10/2023	16,570	16,386	1.9	16,570
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(2)	—	—
Infogix, Inc.*	One stop	L + 6.00%	(c)	8.33%	04/2024	4,005	3,986	0.4	3,965
Infogix, Inc.	One stop	L + 6.00%		N/A(6)	04/2024	—	—	—	—
Integration Appliance, Inc.	One stop	L + 8.25%	(a)	10.23%	09/2020	1,550	1,543	0.2	1,550
Integration Appliance, Inc.	One stop	L + 8.25%	(a)	10.23%	09/2020	124	123	—	124
Integration Appliance, Inc.	One stop	L + 8.25%	(a)	10.23%	09/2020	25	25	—	25
JAMF Holdings, Inc.	One stop	L + 8.00%	(c)	10.36%	11/2022	5,765	5,664	0.6	5,765
JAMF Holdings, Inc.(5)	One stop	L + 8.00%		N/A(6)	11/2022	—	(1)	—	—
Maverick Bidco Inc.#	One stop	L + 6.25%	(c)	8.58%	04/2023	22,868	22,493	2.6	22,868
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	8.61%	04/2023	3,088	3,088	0.3	3,088
Maverick Bidco Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(2)	—	—
Maverick Bidco Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(71)	—	—
Ministry Brands, LLC#	Senior loan	L + 4.00%	(a)	6.10%	12/2022	610	607	0.1	607
Ministry Brands, LLC#	Senior loan	L + 4.00%	(a)	6.10%	12/2022	349	347	—	347
Ministry Brands, LLC(5)	Senior loan	L + 4.00%		N/A(6)	12/2022	—	(4)	—	(4)
MMan Acquisition Co.#	One stop	L + 6.00%	(a)	8.09%	08/2023	12,419	12,261	1.4	12,419
MMan Acquisition Co.	One stop	L + 6.00%	(a)(c)	8.14%	08/2023	86	85	—	86
Net Health Acquisition Corp.#	One stop	L + 5.50%	(a)	7.59%	12/2023	4,885	4,840	0.6	4,885
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(1)	—	—
Netsmart Technologies, Inc.#	Senior loan	L + 4.50%	(a)	6.57%	04/2023	1,620	1,609	0.2	1,633
Netsmart Technologies, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(7)	—	—
Nextech Systems, LLC#	One stop	L + 6.00%	(a)	8.09%	03/2024	12,688	12,643	1.4	12,688
Nextech Systems, LLC	One stop	L + 6.00%		N/A(6)	03/2024	—	—	—	—
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	8.34%	11/2023	3,830	3,787	0.4	3,830
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)(f)	8.33%	11/2023	1,379	1,358	0.2	1,379
Nexus Brands Group, Inc.	One stop	L + 6.00%	(a)	8.09%	11/2023	3	2	—	3
Property Brands, Inc.#	One stop	L + 6.00%	(a)	8.09%	01/2024	9,404	9,295	1.1	9,404
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.09%	01/2024	3,098	3,069	0.4	3,098
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(11)	—	—
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(10)	—	—
Quickbase, Inc. #*	One stop	L + 5.00%	(c)	7.33%	04/2022	37,700	37,135	4.2	37,512
Quickbase, Inc. (5)	One stop	L + 5.00%		N/A(6)	04/2022	—	(3)	—	—
Saba Software, Inc.#*	Senior loan	L + 4.50%	(a)	6.59%	05/2023	29,470	29,062	3.3	29,470
Saba Software, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	05/2023	—	(2)	—	—
Saldon Holdings, Inc. *	Senior loan	L + 4.50%	(a)	6.59%	09/2022	625	618	0.1	625
Severin Acquisition, LLC#	Senior loan	L + 4.75%	(c)	7.11%	07/2021	8,482	8,395	0.9	8,451
Severin Acquisition, LLC*	Senior loan	L + 5.38%	(c)	7.74%	07/2021	1,416	1,403	0.2	1,435
Severin Acquisition, LLC*	Senior loan	L + 5.00%	(c)	7.36%	07/2021	1,261	1,250	0.1	1,265
Severin Acquisition, LLC#	Senior loan	L + 5.38%	(c)	7.74%	07/2021	964	955	0.1	977
Severin Acquisition, LLC#*	Senior loan	L + 4.88%	(c)	7.24%	07/2021	459	454	0.1	458
Severin Acquisition, LLC	Senior loan	L + 4.75%	(c)	7.08%	07/2021	39	34	—	39
Switchfly, Inc.	One stop	L + 10.00%	(c)	10.85% cash/1.50% PIK	04/2020	3,241	3,155	0.4	3,241
Switchfly, Inc.	One stop	L + 10.00%	(a)	10.57% cash/1.50% PIK	06/2018	270	270	—	270
Switchfly, Inc.	One stop	L + 10.00%		N/A(6)	04/2020	—	—	—	—

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Telesoft, LLC#	One stop	L + 5.50%	(c)	7.81%	07/2022	$5,313	$5,270	0.6%	$5,313
Telesoft, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2022	—	(1)	—	—
Transaction Data Systems, Inc.#*	One stop	L + 5.25%	(a)	7.34%	06/2021	46,250	46,038	5.1	46,036
Transaction Data Systems, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2021	—	(1)	—	(1)
Trintech, Inc. #*	One stop	L + 6.00%	(c)	8.36%	12/2023	12,014	11,877	1.3	12,014
Trintech, Inc. #*	One stop	L + 6.00%	(c)	8.36%	12/2023	6,081	6,011	0.7	6,081
Trintech, Inc.	One stop	L + 6.00%	(c)	8.36%	12/2023	30	28	—	30
True Commerce, Inc.#	One stop	L + 5.75%	(c)	8.08%	11/2023	7,126	7,046	0.8	7,126
True Commerce, Inc.(8)(9)	One stop	L + 5.75%	(c)	8.08%	11/2023	2,797	2,766	0.3	2,799
True Commerce, Inc.	One stop	L + 5.75%	(c)	8.08%	11/2023	930	920	0.1	930
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(a)	10.78% cash/2.25% PIK	10/2020	1,044	971	0.1	1,044
Valant Medical Solutions, Inc.	One stop	N/A		6.00% PIK	02/2020	189	189	—	265
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(a)	10.78% cash/2.25% PIK	10/2020	10	10	—	10
Velocity Technology Solutions, Inc.#	One stop	L + 6.00%	(c)	8.33%	12/2023	10,451	10,285	1.2	10,451
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
Vendavo, Inc.	One stop	L + 8.50%	(c)	10.67%	10/2022	6,970	6,870	0.8	6,900
Vendavo, Inc.(5)	One stop	L + 8.50%		N/A(6)	10/2022	—	(5)	—	(3)
Vendor Credentialing Service LLC#*	One stop	L + 6.00%	(a)	8.09%	11/2021	7,573	7,503	0.9	7,573
Vendor Credentialing Service LLC(5)	One stop	L + 6.00%		N/A(6)	11/2021	—	(1)	—	—
Verisys Corporation#	One stop	L + 7.75%	(c)	10.08%	01/2023	4,769	4,714	0.5	4,769
Verisys Corporation(5)	One stop	L + 7.75%		N/A(6)	01/2023	—	(1)	—	—
Workforce Software, LLC	One stop	L + 10.50%	(c)	5.84% cash/7.00% PIK	06/2021	24,147	24,054	2.7	24,147
Workforce Software, LLC	One stop	L + 10.50%	(c)	5.84% cash/7.00% PIK	06/2021	23	23	—	23
						462,105	456,498	51.7	461,566
Ecological
Pace Analytical Services, LLC#*	One stop	L + 6.25%	(a)	8.34%	09/2022	15,105	14,916	1.7	15,105
Pace Analytical Services, LLC#	One stop	L + 6.25%	(a)	8.34%	09/2022	1,405	1,387	0.2	1,405
Pace Analytical Services, LLC	One stop	L + 6.25%	(a)	8.33%	09/2022	1,132	1,123	0.1	1,132
Pace Analytical Services, LLC*	One stop	L + 6.25%	(a)	8.34%	09/2022	346	342	—	346
Pace Analytical Services, LLC	One stop	L + 6.25%	(a)	8.33%	09/2022	91	90	—	91
Pace Analytical Services, LLC(5)	One stop	L + 6.25%		N/A(6)	09/2022	—	(31)	—	—
WRE Holding Corp.#	Senior loan	L + 4.75%	(a)	6.84%	01/2023	1,312	1,300	0.1	1,312
WRE Holding Corp.	Senior loan	L + 4.75%	(a)	6.84%	01/2023	916	906	0.1	916
WRE Holding Corp.	Senior loan	L + 4.75%	(c)	7.08%	01/2023	109	108	—	109
WRE Holding Corp.	Senior loan	L + 4.75%	(a)	6.84%	01/2023	17	17	—	17
						20,433	20,158	2.2	20,433
Electronics
Appriss Holdings, Inc.#*	One stop	L + 6.00%	(c)	8.33%	11/2020	14,657	14,544	1.6	14,657
Appriss Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2020	—	(8)	—	—
Compusearch Software Holdings, Inc.*	Senior loan	L + 4.25%	(c)	6.58%	05/2021	1,000	999	0.1	1,000
Diligent Corporation#*	One stop	L + 5.50%	(c)	7.94%	04/2022	31,460	30,822	3.5	31,460
Diligent Corporation#*	One stop	L + 5.50%	(c)	7.94%	04/2022	8,823	8,693	1.0	8,823
Diligent Corporation#	One stop	L + 5.50%	(c)	7.94%	04/2022	7,806	7,699	0.9	7,806
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(2)	—	—
Gamma Technologies, LLC#*	One stop	L + 5.50%	(a)	7.59%	06/2024	12,303	12,200	1.4	12,194
Gamma Technologies, LLC	One stop	L + 5.50%	(a)	7.60%	06/2024	20	19	—	20
SEI, Inc.#*	Senior loan	L + 5.25%	(a)	7.34%	07/2023	6,474	6,411	0.7	6,474
Sloan Company, Inc., The#	One stop	L + 7.25%	(c)	9.58%	04/2020	3,101	3,078	0.3	2,791
Sloan Company, Inc., The	One stop	L + 7.25%	(c)	9.58%	04/2020	209	209	—	188
Sloan Company, Inc., The	One stop	L + 7.25%	(c)	9.60%	04/2020	50	50	—	45
Sovos Compliance#*	One stop	L + 6.00%	(a)	8.09%	03/2022	32,175	31,777	3.6	32,175
Sovos Compliance*	One stop	L + 6.00%	(a)	8.09%	03/2022	5,386	5,321	0.6	5,386
Sovos Compliance	One stop	L + 6.00%		N/A(6)	03/2022	—	—	—	—

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics - (continued)
Sovos Compliance(5)	One stop	L + 6.00%		N/A(6)	03/2022	$—	$(2)	—%	$—
						123,464	121,810	13.7	123,019
Grocery
Teasdale Quality Foods, Inc.*	Senior loan	L + 4.75%	(c)	7.06%	10/2020	119	118	—	119

Healthcare, Education and Childcare
Active Day, Inc.#*	One stop	L + 6.00%	(a)	8.09%	12/2021	11,437	11,321	1.3	11,437
Active Day, Inc.*	One stop	L + 6.00%	(a)	8.09%	12/2021	883	877	0.1	883
Active Day, Inc.#	One stop	L + 6.00%	(a)	8.09%	12/2021	569	566	0.1	569
Active Day, Inc.#	One stop	L + 6.00%	(a)	8.09%	12/2021	393	391	—	393
Active Day, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(1)	—	—
Acuity Eyecare Holdings, LLC#	One stop	L + 6.75%	(b)	8.87%	03/2022	3,426	3,382	0.4	3,426
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(b)	8.87%	03/2022	3,191	3,156	0.4	3,191
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(b)	8.85%	03/2022	432	397	0.1	432
Acuity Eyecare Holdings, LLC(5)	One stop	L + 6.75%		N/A(6)	03/2022	—	(1)	—	—
ADCS Clinics Intermediate Holdings, LLC#	One stop	L + 5.75%	(b)	7.92%	05/2022	21,738	21,408	2.4	21,304
ADCS Clinics Intermediate Holdings, LLC#	One stop	L + 5.75%	(b)	7.92%	05/2022	107	107	—	105
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(b)	7.92%	05/2022	83	83	—	81
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(b)(f)	8.34%	05/2022	65	63	—	63
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(b)	7.92%	05/2022	32	31	—	31
Advanced Pain Management Holdings, Inc.#	Senior loan	L + 5.00%	(a)	7.09%	08/2018	5,593	5,593	0.5	4,195
Advanced Pain Management Holdings, Inc.#	Senior loan	L + 5.00%	(a)	7.09%	08/2018	383	382	—	287
Advanced Pain Management Holdings, Inc.	Senior loan	L + 5.00%		N/A(6)	08/2018	—	—	—	—
Agilitas USA, Inc.#	One stop	L + 6.25%	(c)	8.56%	04/2022	1,961	1,946	0.2	1,922
Agilitas USA, Inc.	One stop	L + 6.25%	(c)	8.56%	04/2022	10	9	—	8
Agilitas USA, Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2022	—	(12)	—	—
Apothecary Products, LLC*	Senior loan	L + 3.75%	(a)	5.84%	02/2019	1,857	1,857	0.2	1,857
Apothecary Products, LLC	Senior loan	L + 3.75%		N/A(6)	02/2019	—	—	—	—
Aris Teleradiology Company, LLC#*	Senior loan	L + 5.50%	(c)	8.00%	03/2021	2,500	2,486	0.2	1,625
Aris Teleradiology Company, LLC	Senior loan	L + 5.50%	(c)	7.83%	03/2021	116	116	—	60
Avalign Technologies, Inc.*	Senior loan	L + 4.50%	(a)	6.60%	07/2021	943	940	0.1	943
BIORECLAMATIONIVT, LLC#*	One stop	L + 5.75%	(a)	7.84%	01/2021	14,945	14,811	1.7	14,945
BIORECLAMATIONIVT, LLC	One stop	P + 4.75%	(f)	9.75%	01/2021	100	99	—	100
California Cryobank, LLC*	One stop	L + 5.50%	(c)	7.83%	08/2019	2,466	2,466	0.3	2,466
California Cryobank, LLC*	One stop	L + 5.50%	(c)	7.83%	08/2019	945	938	0.1	945
California Cryobank, LLC	One stop	L + 5.50%	(c)	7.82%	08/2019	925	915	0.1	925
California Cryobank, LLC*	One stop	L + 5.50%	(c)	7.83%	08/2019	313	313	—	313
California Cryobank, LLC	One stop	L + 5.50%		N/A(6)	08/2019	—	—	—	—
CLP Healthcare Services, Inc.*	Senior loan	L + 5.50%	(a)	7.59%	12/2020	929	922	0.1	911
Curo Health Services LLC#	Senior loan	P + 3.00%	(f)	8.00%	02/2022	821	821	0.1	823
DCA Investment Holding, LLC#*	One stop	L + 5.25%	(c)	7.58%	07/2021	14,490	14,393	1.6	14,490
DCA Investment Holding, LLC#*	One stop	L + 5.25%	(c)	7.58%	07/2021	13,520	13,400	1.5	13,520
DCA Investment Holding, LLC#*	One stop	L + 5.25%	(c)	7.58%	07/2021	6,057	5,980	0.7	6,057
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.58%	07/2021	420	253	0.1	420
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.58%	07/2021	152	150	—	152
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.58%	07/2021	47	47	—	47
DCA Investment Holding, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2021	—	(10)	—	—
Deca Dental Management LLC	One stop	L + 6.25%	(c)	8.58%	07/2020	7,462	7,415	0.8	7,462
Deca Dental Management LLC*	One stop	L + 6.25%	(a)(c)	8.47%	07/2020	908	904	0.1	908
Deca Dental Management LLC	One stop	L + 6.25%	(a)	8.34%	07/2020	50	50	—	50
Deca Dental Management LLC(5)	One stop	L + 6.25%		N/A(6)	07/2020	—	(5)	—	—
Dental Holdings Corporation*	One stop	L + 5.50%	(d)	8.02%	02/2020	3,183	3,160	0.4	3,183
Dental Holdings Corporation	One stop	L + 5.50%	(d)	8.02%	02/2020	505	501	0.1	505
Dental Holdings Corporation	One stop	L + 5.50%	(a)(b)(f)	7.54%	02/2020	196	193	—	196
Elite Dental Partners LLC#	One stop	L + 5.25%	(c)	7.58%	06/2023	2,019	1,989	0.2	1,999

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Elite Dental Partners LLC	One stop	P + 4.25%	(f)	9.25%	06/2023	$10	$8	—%	$9
Elite Dental Partners LLC(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(204)	—	(137)
ERG Buyer, LLC#	One stop	L + 5.50%	(c)	7.83%	05/2024	6,358	6,264	0.7	6,294
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(153)	—	(104)
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(2)	—	(2)
eSolutions, Inc.#*	One stop	L + 6.50%	(c)	8.83%	03/2022	17,709	17,544	2.0	17,709
eSolutions, Inc.(5)	One stop	L + 6.50%		N/A(6)	03/2022	—	(1)	—	—
Excelligence Learning Corporation*	One stop	L + 6.00%	(a)	8.09%	04/2023	6,252	6,202	0.7	6,127
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	8.58%	05/2023	10,415	10,266	1.2	10,415
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.58%	05/2023	7,475	7,328	0.8	7,475
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	8.58%	05/2023	6,696	6,696	0.8	6,696
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	8.58%	05/2023	2,236	2,236	0.2	2,236
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	8.58%	05/2023	1,085	1,085	0.1	1,085
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	8.58%	05/2023	956	956	0.1	956
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	8.58%	05/2023	617	466	0.1	617
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.58%	05/2023	461	371	0.1	461
Eyecare Services Partners Holdings LLC	One stop	P + 5.25%	(f)	10.25%	05/2023	85	82	—	85
G & H Wire Company, Inc.#	One stop	L + 5.75%	(a)	7.84%	09/2023	1,140	1,130	0.1	1,140
G & H Wire Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	09/2022	—	(1)	—	—
Immucor, Inc. #	Senior loan	L + 5.00%	(a)	7.09%	06/2021	2,039	2,035	0.2	2,068
Kareo, Inc.	One stop	L + 9.00%	(a)	11.09%	06/2022	5,755	5,547	0.6	5,755
Kareo, Inc.	One stop	L + 9.00%	(a)	11.09%	06/2022	421	417	0.1	421
Kareo, Inc.	One stop	L + 9.00%		N/A(6)	06/2022	—	—	—	—
Katena Holdings, Inc.*	One stop	L + 6.75%	(c)	9.08%	06/2021	4,486	4,453	0.5	4,396
Katena Holdings, Inc.*	One stop	L + 6.75%	(c)	9.08%	06/2021	438	435	0.1	429
Katena Holdings, Inc.#	One stop	L + 6.75%	(c)	9.08%	06/2021	302	298	—	296
Katena Holdings, Inc.	One stop	P + 5.75%	(f)	10.75%	06/2021	100	99	—	98
Lombart Brothers, Inc.#	One stop	L + 6.75%	(c)	9.08%	04/2022	3,352	3,301	0.4	3,352
Lombart Brothers, Inc.#(8)	One stop	L + 6.75%	(c)	9.08%	04/2022	1,538	1,515	0.2	1,538
Lombart Brothers, Inc.(5)	One stop	L + 6.75%		N/A(6)	04/2022	—	(1)	—	—
Lombart Brothers, Inc.(8)	One stop	L + 6.75%		N/A(6)	04/2022	—	—	—	—
Maverick Healthcare Group, LLC#	Senior loan	L + 7.50%	(a)	7.59% cash/2.00% PIK	12/2017	455	455	0.1	455
MWD Management, LLC & MWD Services, Inc.#	One stop	L + 5.25%	(c)	7.58%	06/2023	4,392	4,392	0.5	4,392
MWD Management, LLC & MWD Services, Inc.#	One stop	L + 5.25%	(c)	7.58%	06/2023	1,298	1,285	0.1	1,298
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2022	—	(1)	—	—
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(76)	—	—
Oliver Street Dermatology Holdings, LLC#*	One stop	L + 6.25%	(c)	8.58%	05/2022	8,739	8,614	1.0	8,739
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.25%	(c)	8.60%	05/2022	1,901	1,874	0.2	1,901
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	8.58%	05/2022	1,890	1,871	0.2	1,890
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.25%	(c)	8.58%	05/2022	1,355	1,341	0.2	1,355
Oliver Street Dermatology Holdings, LLC#	One stop	L + 6.25%	(c)	8.58%	05/2022	1,046	1,035	0.1	1,046
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.25%	(c)	8.58%	05/2022	1,043	1,033	0.1	1,043
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.25%	(c)	8.58%	05/2022	812	804	0.1	812
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	8.58%	05/2022	46	45	—	46
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	8.58%	05/2022	42	41	—	42
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	8.58%	05/2022	32	32	—	32
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	8.58%	05/2022	30	30	—	30
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.25%	(c)(f)	8.87%	05/2022	20	18	—	20
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.84%	11/2023	2,845	2,813	0.3	2,845
ONsite Mammography, LLC	One stop	L + 6.75%	(c)(d)	8.93%	11/2023	237	225	—	237
ONsite Mammography, LLC(5)	One stop	L + 6.75%		N/A(6)	11/2023	—	(1)	—	—
Pinnacle Treatment Centers, Inc.#	One stop	L + 6.25%	(c)	8.61%	08/2021	9,674	9,568	1.1	9,674
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(c)	8.61%	08/2021	55	55	—	55
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(c)(f)	8.81%	08/2021	35	34	—	35
Pinnacle Treatment Centers, Inc.(5)	One stop	L + 6.25%		N/A(6)	08/2021	—	(1)	—	—

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
PPT Management Holdings, LLC#(7)	One stop	P + 7.00%	(f)	12.00%	12/2022	$11,652	$11,453	1.0%	$8,739
PPT Management Holdings, LLC(7)	One stop	P + 7.00%	(f)	12.00%	12/2022	200	197	—	150
PPT Management Holdings, LLC(7)	One stop	P + 7.00%	(f)	12.00%	12/2022	134	134	—	101
PPT Management Holdings, LLC(7)	One stop	P + 7.00%	(f)	12.00%	12/2022	81	80	—	60
PPT Management Holdings, LLC(5)(7)	One stop	L + 6.00%	(c)(f)	8.88%	12/2022	38	29	—	(33)
Premise Health Holding Corp.*	One stop	L + 4.50%	(c)	6.83%	06/2020	1,972	1,972	0.2	1,972
Premise Health Holding Corp.	One stop	L + 4.50%		N/A(6)	06/2020	—	—	—	—
Radiology Partners, Inc.#	One stop	P + 4.75%	(f)	9.75%	12/2023	30,768	30,441	3.4	30,768
Radiology Partners, Inc.	One stop	P + 4.75%	(f)	9.75%	12/2023	116	114	—	116
Radiology Partners, Inc.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(74)	—	—
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	(a)	12.09%	12/2018	1,117	1,117	0.1	1,117
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	(f)	9.00%	12/2018	118	118	—	118
Riverchase MSO, LLC#*	Senior loan	L + 5.25%	(c)	7.58%	10/2022	4,903	4,849	0.6	4,903
Riverchase MSO, LLC	Senior loan	L + 5.25%	(c)	7.59%	10/2022	44	43	—	44
RXH Buyer Corporation#	One stop	L + 5.75%	(c)	8.08%	09/2021	11,049	10,931	1.2	11,049
RXH Buyer Corporation*	One stop	L + 5.75%	(c)	8.08%	09/2021	1,250	1,244	0.1	1,250
RXH Buyer Corporation	One stop	P + 4.75%	(c)(f)	9.03%	09/2021	92	90	—	92
SLMP, LLC	One stop	L + 6.00%	(a)	8.09%	05/2023	5,611	5,538	0.6	5,611
SLMP, LLC#	One stop	L + 6.00%	(a)	8.09%	05/2023	4,713	4,653	0.5	4,713
SLMP, LLC	One stop	N/A		7.50% PIK	05/2027	117	117	—	118
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(10)	—	—
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
Spear Education, LLC*	One stop	L + 6.25%	(c)	8.56%	08/2019	3,477	3,470	0.4	3,477
Spear Education, LLC	One stop	L + 6.25%	(c)	8.56%	08/2019	179	178	—	179
Spear Education, LLC	One stop	L + 6.25%		N/A(6)	08/2019	—	—	—	—
Summit Behavioral Healthcare, LLC#	Senior loan	L + 4.75%	(c)	7.05%	10/2023	2,407	2,385	0.3	2,407
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	7.07%	10/2023	19	18	—	19
Summit Behavioral Healthcare, LLC(5)	Senior loan	L + 4.75%		N/A(6)	10/2023	—	(8)	—	—
WHCG Management, LLC*	Senior loan	L + 5.00%	(c)	7.33%	03/2023	3,960	3,921	0.4	3,960
WHCG Management, LLC	Senior loan	L + 5.00%	(c)	7.31%	03/2023	50	49	—	50
WHCG Management, LLC(5)	Senior loan	L + 4.75%		N/A(6)	03/2023	—	(21)	—	—
WIRB-Copernicus Group, Inc.#	Senior loan	L + 4.25%	(a)	6.34%	08/2022	10,455	10,385	1.2	10,455
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(24)	—	—
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(1)	—	—
						336,567	332,047	36.9	330,026
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC*	Senior loan	L + 4.50%	(a)	6.59%	02/2022	354	354	—	355
CST Buyer Company*	One stop	L + 5.00%	(c)	7.45%	03/2023	3,086	3,012	0.3	3,086
CST Buyer Company(5)	One stop	L + 5.00%		N/A(6)	03/2023	—	(1)	—	—
Plano Molding Company, LLC#	One stop	L + 8.00%	(a)	10.09%	05/2021	6,306	6,245	0.7	6,053
						9,746	9,610	1.0	9,494
Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC*	One stop	L + 5.00%	(a)	7.09%	06/2022	6,345	6,254	0.7	6,250
Aimbridge Hospitality, LLC#*	One stop	L + 5.00%	(a)	7.09%	06/2022	5,006	4,937	0.6	4,931
Aimbridge Hospitality, LLC*	One stop	L + 5.00%	(a)	7.09%	06/2022	1,057	1,042	0.1	1,042
Aimbridge Hospitality, LLC	One stop	L + 5.00%	(a)	7.09%	06/2022	62	57	—	62
Aimbridge Hospitality, LLC(5)	One stop	L + 5.00%		N/A(6)	06/2022	—	(1)	—	(1)
						12,470	12,289	1.4	12,284
Insurance
Captive Resources Midco, LLC#*	One stop	L + 6.00%	(a)	8.09%	12/2021	12,689	12,528	1.4	12,689
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(13)	—	—
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(4)	—	—
Internet Pipeline, Inc.#*	One stop	L + 7.25%	(a)	9.35%	08/2022	10,245	10,122	1.2	10,398
Internet Pipeline, Inc.#*	One stop	L + 6.25%	(a)	8.34%	08/2022	4,417	4,381	0.5	4,334

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance - (continued)
Internet Pipeline, Inc.(8)(9)	One stop	L + 6.50%	(a)	8.60%	08/2022	$3,559	$3,519	0.4%	$3,476
Internet Pipeline, Inc.*	One stop	L + 6.25%	(a)	8.34%	08/2022	1,672	1,658	0.2	1,641
Internet Pipeline, Inc.	One stop	L + 7.25%		N/A(6)	08/2021	—	—	—	1
RSC Acquisition, Inc.#*	Senior loan	L + 4.25%	(c)(d)(f)	6.75%	11/2022	20,392	20,273	2.3	20,392
RSC Acquisition, Inc.	Senior loan	L + 4.25%	(d)	6.75%	11/2021	42	42	—	42
RSC Acquisition, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(37)	—	—
						53,016	52,469	6.0	52,973
Leisure, Amusement, Motion Pictures, Entertainment
NFD Operating, LLC*	One stop	L + 7.00%	(a)	8.98%	06/2021	2,153	2,134	0.2	2,153
NFD Operating, LLC	One stop	L + 7.00%		N/A(6)	06/2021	—	—	—	—
PADI Holdco, Inc.#	One stop	L + 5.75%	(a)	7.85%	04/2023	12,669	12,501	1.4	12,669
PADI Holdco, Inc.(8)(9)(10)	One stop	E + 5.75%	(g)	5.75%	04/2023	12,537	12,537	1.4	12,257
PADI Holdco, Inc.	One stop	L + 5.75%	(a)	7.85%	04/2022	102	101	—	102
Self Esteem Brands, LLC#*	Senior loan	L + 4.75%	(a)	6.84%	02/2020	8,852	8,812	1.0	8,852
Sunshine Sub, LLC#	One stop	L + 4.75%	(a)	6.84%	05/2024	5,482	5,374	0.6	5,373
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(41)	—	(42)
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	(1)
Teaching Company, The#*	One stop	L + 7.00%	(a)(c)	9.31%	08/2020	12,093	12,054	1.4	12,093
Teaching Company, The	One stop	L + 7.00%	(c)(f)	9.58%	08/2020	95	94	—	95
Titan Fitness, LLC*	One stop	L + 6.50%	(a)	8.48%	09/2019	1,938	1,938	0.2	1,938
Titan Fitness, LLC*	One stop	L + 6.50%	(a)	8.48%	09/2019	292	292	—	292
Titan Fitness, LLC#	One stop	L + 6.50%	(a)	8.48%	09/2019	257	257	—	257
Titan Fitness, LLC*	One stop	L + 6.50%	(a)	8.48%	09/2019	139	137	—	139
Titan Fitness, LLC	One stop	L + 6.50%		N/A(6)	09/2019	—	—	—	—
						56,609	56,189	6.2	56,177
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.#	One stop	L + 11.00%	(a)	11.09% cash/2.00% PIK	05/2019	187	187	—	168
Benetech, Inc.	One stop	P + 9.75%	(a)(f)	12.66% cash/2.00% PIK	05/2019	10	10	—	5
						197	197	—	173
Oil and Gas
Drilling Info, Inc.#*	One stop	L + 5.50%	(b)	7.67%	06/2020	38,316	38,082	4.3	38,316
Drilling Info, Inc.	One stop	L + 5.75%		N/A(6)	06/2020	—	—	—	—
						38,316	38,082	4.3	38,316
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.83%	11/2021	4,836	4,808	0.5	4,836
Georgica Pine Clothiers, LLC#	One stop	L + 5.50%	(c)	7.83%	11/2021	422	420	0.1	422
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.83%	11/2021	296	294	—	296
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	7.83%	11/2021	33	32	—	33
IMPLUS Footwear, LLC#*	One stop	L + 6.75%	(a)	8.84%	04/2021	13,403	13,315	1.5	13,403
IMPLUS Footwear, LLC*	One stop	L + 6.75%	(a)	8.84%	04/2021	2,360	2,344	0.3	2,360
Massage Envy, LLC*	One stop	L + 6.75%	(c)(f)	9.06%	09/2020	3,128	3,113	0.4	3,128
Massage Envy, LLC	One stop	L + 6.75%	(c)(f)	9.08%	09/2020	113	113	—	113
Massage Envy, LLC*	One stop	L + 6.75%	(c)(f)	9.08%	09/2020	99	98	—	99
Massage Envy, LLC	One stop	L + 6.75%	(c)	9.08%	09/2020	99	98	—	99
Massage Envy, LLC*	One stop	L + 6.75%	(c)(f)	9.07%	09/2020	94	94	—	94
Massage Envy, LLC	One stop	L + 6.75%	(c)(f)	9.11%	09/2020	90	90	—	90
Massage Envy, LLC*	One stop	L + 6.75%	(c)(f)	9.07%	09/2020	71	70	—	71
Massage Envy, LLC*	One stop	L + 6.75%	(c)(f)	9.10%	09/2020	46	45	—	46
Massage Envy, LLC*	One stop	L + 6.75%	(c)(f)	9.10%	09/2020	30	30	—	30
Massage Envy, LLC	One stop	L + 6.75%		N/A(6)	09/2020	—	—	—	—
Massage Envy, LLC(5)	One stop	L + 6.75%		N/A(6)	09/2020	—	(1)	—	—
Orthotics Holdings, Inc.#	One stop	L + 5.50%	(a)	7.59%	02/2020	3,666	3,645	0.4	3,592
Orthotics Holdings, Inc.#(8)	One stop	L + 5.50%	(a)	7.59%	02/2020	601	598	0.1	589
Orthotics Holdings, Inc.(5)	One stop	L + 5.50%		N/A(6)	02/2020	—	(3)	—	(2)
Orthotics Holdings, Inc.(8)	One stop	L + 5.50%		N/A(6)	02/2020	—	—	—	—

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal and Non Durable Consumer Products (Mfg. Only) - (continued)
Team Technologies Acquisition Company*	Senior loan	L + 5.00%	(c)(f)	7.36%	12/2018	$258	$258	—%	$258
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	(c)(f)	7.86%	12/2018	48	48	—	48
Team Technologies Acquisition Company	Senior loan	P + 3.75%	(f)	8.75%	12/2018	4	4	—	4
						29,697	29,513	3.3	29,609
Personal, Food and Miscellaneous Services
Captain D's, LLC#	Senior loan	L + 4.50%	(a)	6.57%	12/2023	2,224	2,204	0.2	2,224
Captain D's, LLC	Senior loan	L + 4.50%	(a)	6.57%	12/2023	3	3	—	3
Clarkson Eyecare LLC#*	One stop	L + 5.75%	(c)	8.08%	04/2021	17,059	16,872	1.9	17,059
Clarkson Eyecare LLC	One stop	L + 5.75%	(c)	8.08%	04/2021	8,465	8,397	0.9	8,465
Clarkson Eyecare LLC	One stop	L + 5.75%	(a)	7.84%	04/2021	4,016	4,016	0.4	4,016
Clarkson Eyecare LLC#	One stop	L + 5.75%	(c)	8.08%	04/2021	2,934	2,910	0.3	2,934
Clarkson Eyecare LLC#	One stop	L + 5.75%	(c)	8.08%	04/2021	2,497	2,478	0.3	2,497
Clarkson Eyecare LLC	One stop	L + 5.75%	(c)	8.08%	04/2021	711	670	0.1	711
Clarkson Eyecare LLC#	One stop	L + 5.75%	(c)	8.08%	04/2021	658	656	0.1	658
Clarkson Eyecare LLC#	One stop	L + 5.75%	(c)	8.08%	04/2021	485	478	0.1	485
Clarkson Eyecare LLC	One stop	L + 5.75%	(a)(c)	8.00%	04/2021	364	304	—	364
Clarkson Eyecare LLC	One stop	L + 5.75%	(c)	8.08%	04/2021	347	342	—	347
Clarkson Eyecare LLC(5)	One stop	L + 5.75%		N/A(6)	04/2021	—	(38)	—	—
Community Veterinary Partners, LLC	One stop	L + 5.50%	(b)	7.60%	10/2021	1,950	1,945	0.2	1,950
Community Veterinary Partners, LLC*	One stop	L + 5.50%	(b)	7.60%	10/2021	99	98	—	99
Community Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2021	—	(33)	—	—
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	19	19	—	19
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2023	—	(1)	—	(1)
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2020	—	(90)	—	(98)
R.G. Barry Corporation#	Senior loan	L + 5.00%	(a)	7.09%	09/2019	1,164	1,164	0.1	1,164
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.86%	01/2023	70	55	—	70
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.86%	01/2023	60	59	—	60
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%		N/A(6)	01/2023	—	—	—	—
Southern Veterinary Partners, LLC#	One stop	L + 5.50%	(a)	7.59%	05/2025	3,616	3,580	0.4	3,616
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.59%	05/2025	1,921	1,902	0.2	1,921
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.59%	05/2025	1,577	1,552	0.2	1,577
Southern Veterinary Partners, LLC#	One stop	L + 5.50%	(a)	7.59%	05/2025	1,042	1,031	0.1	1,042
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.59%	05/2025	855	847	0.1	855
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.59%	05/2025	779	733	0.1	779
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.59%	05/2023	88	86	—	88
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(104)	—	(106)
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(38)	—	—
Vetcor Professional Practices LLC#*	One stop	P + 5.25%	(f)	10.25%	04/2021	27,067	26,761	3.0	27,067
Vetcor Professional Practices LLC#	One stop	P + 5.25%	(f)	10.25%	04/2021	6,543	6,454	0.7	6,543
Vetcor Professional Practices LLC#	One stop	P + 5.25%	(f)	10.25%	04/2021	2,343	2,315	0.3	2,343
Vetcor Professional Practices LLC	One stop	P + 5.25%	(f)	10.25%	04/2021	2,254	2,102	0.3	2,254
Vetcor Professional Practices LLC#	One stop	P + 5.25%	(f)	10.25%	04/2021	623	619	0.1	623
Vetcor Professional Practices LLC*	One stop	P + 5.25%	(f)	10.25%	04/2021	618	611	0.1	618
Vetcor Professional Practices LLC*	One stop	P + 5.25%	(f)	10.25%	04/2021	485	485	0.1	485
Vetcor Professional Practices LLC*	One stop	P + 5.25%	(f)	10.25%	04/2021	473	467	0.1	473
Vetcor Professional Practices LLC*	One stop	P + 5.25%	(f)	10.25%	04/2021	186	185	—	186
Vetcor Professional Practices LLC*	One stop	P + 5.25%	(f)	10.25%	04/2021	152	151	—	152
Vetcor Professional Practices LLC	One stop	P + 5.25%	(f)	10.25%	04/2021	130	127	—	130
Veterinary Specialists of North America, LLC#*	One stop	L + 5.50%	(c)	7.86%	07/2021	3,823	3,792	0.4	3,823
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(a)	7.59%	07/2021	465	461	0.1	465
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(a)	7.59%	07/2021	421	417	—	421
Veterinary Specialists of North America, LLC*	One stop	L + 5.50%	(a)	7.59%	07/2021	229	228	—	229
Veterinary Specialists of North America, LLC*	One stop	L + 5.50%	(a)	7.59%	07/2021	88	88	—	88
Veterinary Specialists of North America, LLC#	One stop	L + 5.50%	(a)	7.59%	07/2021	33	33	—	33
Veterinary Specialists of North America, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2021	—	(8)	—	—
Veterinary Specialists of North America, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2021	—	(1)	—	—
Wetzel's Pretzels, LLC#*	One stop	L + 6.75%	(a)	8.73%	09/2021	8,336	8,250	0.9	8,273

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services - (continued)
Wetzel's Pretzels, LLC(5)	One stop	L + 6.75%		N/A(6)	09/2021	$—	$(1)	—%	$—
						107,272	105,633	11.8	107,004
Printing and Publishing
Brandmuscle, Inc.*	Senior loan	L + 5.00%	(c)	7.33%	12/2021	534	530	0.1	537
						534	530	0.1	537
Retail Stores
Batteries Plus Holding Corporation#*	One stop	L + 6.75%	(a)(f)	8.84%	07/2022	11,409	11,274	1.3	11,409
Batteries Plus Holding Corporation	One stop	L + 6.75%	(a)	8.81%	07/2022	15	13	—	15
Cycle Gear, Inc.*	One stop	L + 6.50%	(c)	8.81%	01/2020	7,514	7,474	0.8	7,514
Cycle Gear, Inc.*	One stop	L + 6.50%	(c)	8.81%	01/2020	706	702	0.1	706
Cycle Gear, Inc.(5)	One stop	L + 6.50%		N/A(6)	01/2020	—	(5)	—	—
DTLR, Inc.#*	One stop	L + 6.50%	(c)	8.86%	08/2022	19,557	19,314	2.2	19,557
Feeders Supply Company, LLC#*	One stop	L + 5.75%	(a)	7.84%	04/2021	4,504	4,471	0.5	4,504
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	59	59	—	59
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
Marshall Retail Group LLC, The#	One stop	L + 6.00%	(c)	8.31%	08/2020	3,124	3,124	0.3	3,124
Marshall Retail Group LLC, The	One stop	P + 4.75%	(f)	9.75%	08/2019	96	96	—	96
Mills Fleet Farm Group LLC#*	One stop	L + 5.50%	(a)	7.59%	02/2022	5,650	5,458	0.6	5,650
Pet Holdings ULC#*(8)(11)	One stop	L + 5.50%	(c)	7.81%	07/2022	32,645	32,202	3.6	32,645
Pet Holdings ULC*(8)(11)	One stop	L + 5.50%	(b)(c)	7.81%	07/2022	130	128	—	130
Pet Holdings ULC(5)(8)(11)	One stop	L + 5.50%		N/A(6)	07/2022	—	(2)	—	—
PetPeople Enterprises, LLC*	One stop	L + 5.50%	(a)	7.60%	09/2023	2,355	2,329	0.3	2,355
PetPeople Enterprises, LLC(5)	One stop	L + 5.50%		N/A(6)	09/2023	—	(2)	—	—
PetPeople Enterprises, LLC(5)	One stop	L + 5.50%		N/A(6)	09/2023	—	(1)	—	—
						87,764	86,634	9.7	87,764
Telecommunications
NetMotion Wireless Holdings, Inc.*	One stop	L + 6.25%	(c)	8.58%	10/2021	6,356	6,270	0.7	6,356
NetMotion Wireless Holdings, Inc.(5)	One stop	L + 6.50%		N/A(6)	10/2021	—	(1)	—	—
						6,356	6,269	0.7	6,356
Textiles and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	(c)	7.36%	10/2022	1903	1873	0.2	1827
SHO Holding I Corporation	Senior loan	L + 4.00%	(c)	6.31%	10/2021	15	15	—	12
						1,918	1,888	0.2	1,839
Utilities
Arcos, LLC*	One stop	L + 6.00%	(c)	8.33%	02/2021	3294	3275	0.4	3294
Arcos, LLC	One stop	L + 6.00%		N/A(6)	02/2021	0	0	—	0
						3,294	3,275	0.4	3,294

Total non-controlled/non-affiliate company debt investments						$1,572,797	$1,553,361	174.3%	$1,561,615

Equity investments(12)(13)
Aerospace and Defense
Whitcraft LLC	Common stock	N/A		N/A	N/A	7	$688	0.1	$955

Automobile
Grease Monkey International, LLC	LLC units	N/A		N/A	N/A	448	448	0.1	515
Polk Acquisition Corp.	LP interest	N/A		N/A	N/A	4	401	—	259
Quick Quack Car Wash Holdings, LLC	LLC units	N/A		N/A	N/A	—	248	—	248
							1,097	0.1	1,022
Beverage, Food and Tobacco
Cafe Rio Holding, Inc.	Common stock	N/A		N/A	N/A	3	283	—	307
Global ID Corporation	LLC interest	N/A		N/A	N/A	2	240	—	297
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	17	84	—	83
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	8	24	—	24
Mendocino Farms, LLC	Common stock	N/A		N/A	N/A	157	690	0.1	690

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Purfoods, LLC	LLC interest	N/A	N/A	N/A	355	$355	0.1%	$429
						1,676	0.2	1,830
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	40	—	32
Flexan, LLC	Common stock	N/A	N/A	N/A	—	—	—	—
						40	—	32
Diversified/Conglomerate Manufacturing
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	259	—	—
Inventus Power, Inc.	LLC units	N/A	N/A	N/A	—	38	—	38
Inventus Power, Inc.	Common stock	N/A	N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	242	0.1	501
						539	0.1	539
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A	N/A	N/A	374	374	0.1	397
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	30	152	—	182
Apttus Corporation	Preferred stock	N/A	N/A	N/A	21	319	0.1	341
Apttus Corporation	Warrant	N/A	N/A	N/A	41	235	—	257
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	39	247	—	247
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	35	46	—	46
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	1	106	—	106
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	84	84	—	84
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	67	11	—	11
GS Acquisitionco, Inc.	LP interest	N/A	N/A	N/A	1	117	—	117
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	165	—	154
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	164	60	—	203
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	1	597	0.1	589
MMan Acquisition Co.	LP interest	N/A	N/A	N/A	334	334	—	323
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	—	436	0.1	454
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	172	—	200
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	399	0.1	416
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	99	4	—	—
Property Brands, Inc.	Preferred stock	N/A	N/A	N/A	34	345	0.1	357
Quickbase, Inc.	Common stock	N/A	N/A	N/A	615	260	0.1	691
Switchfly, Inc.	Warrant	N/A	N/A	N/A	86	118	—	102
Valant Medical Solutions, Inc.	Warrant	N/A	N/A	N/A	6	86	—	71
Verisys Corporation	LLC interest	N/A	N/A	N/A	318	318	—	334
Workforce Software, LLC	LLC units	N/A	N/A	N/A	1,373	1,373	0.2	1,666
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	232	212	—	249
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	41	33	—	20
						6,603	0.9	7,617
Ecological
Pace Analytical Services, LLC	Common stock	N/A	N/A	N/A	3	302	—	269

Electronics
Diligent Corporation(18)	Preferred stock	N/A	N/A	N/A	359	4	0.1	973
SEI, Inc.	LLC units	N/A	N/A	N/A	207	161	0.1	374
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	74	—	—
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	7	—	—
						246	0.2	1,347
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	529	0.1	480
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	419	419	0.1	396
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	596	0.1	372
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	—
BIORECLAMATIONIVT, LLC	LLC units	N/A	N/A	N/A	—	360	0.1	603
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	5,253	525	0.1	656

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	53	$5	—%	$48
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	651	651	0.1	764
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	394	370	—	335
Elite Dental Partners LLC	Common stock	N/A	N/A	N/A	—	426	0.1	426
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	81	—	104
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	—	—	—
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	—	418	0.1	418
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	4	4	—	4
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	304	—	331
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	3	—	191
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	187	187	—	141
Kareo, Inc.	Warrant	N/A	N/A	N/A	29	203	—	4
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	205	—	150
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	—	139	—	94
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	230	230	—	196
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	218	218	—	314
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	226	—	250
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	—
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	4	443	—	181
SLMP, LLC	LLC interest	N/A	N/A	N/A	378	378	0.1	471
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	86	—	76
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	—	—	—
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	281	—	188
						7,295	0.9	7,193
Insurance
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	153	—	205
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	93	2	—	340
						155	—	545
Leisure, Amusement, Motion Pictures, Entertainment
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	1	539	0.1	534

Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	LLC interest	N/A	N/A	N/A	2	—	—	—
Benetech, Inc.	LLC interest	N/A	N/A	N/A	2	—	—	—
						—	—	—
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	LLC units	N/A	N/A	N/A	9	91	—	130

Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC interest	N/A	N/A	N/A	88	88	—	90
Clarkson Eyecare LLC	LLC units	N/A	N/A	N/A	—	86	—	134
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	2	210	—	244
PPV Intermediate Holdings II, LLC	LLC interest	N/A	N/A	N/A	160	160	—	160
Ruby Slipper Cafe LLC, The	LLC units	N/A	N/A	N/A	19	186	—	186
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	282	0.1	417
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	83	3	—	—
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	498	234	—	283
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	55	55	0.2	1,527
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	56	—	85
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	149	—	206
						1,509	0.3	3,332
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	207	—	168

Retail Stores
Batteries Plus Holding Corporation	LP interest	N/A	N/A	N/A	5	505	0.1	744
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	8	111	—	202
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	70	—	23

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Retail Stores - (continued)
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	2	$179	—%	$219
Feeders Supply Company, LLC	Common stock	N/A	N/A	N/A	—	—	—	55
Pet Holdings ULC(8)(11)	LP interest	N/A	N/A	N/A	222	188	—	260
						1,053	0.1	1,503

Total non-controlled/non-affiliate company equity investments						$22,040	3.0%	$27,016

Total non-controlled/non-affiliate company investments					$1,572,797	$1,575,401	177.3%	$1,588,631

Controlled affiliate company investments(15)
Equity investments
Investment Funds and Vehicles
GCIC Senior Loan Fund LLC(8)(16)	LLC interest	N/A	N/A	N/A	52,294	$52,294	6.0	$54,004

Total controlled affiliate company equity investments						$52,294	6.0%	$54,004

Total controlled affiliate company investments						$52,294	6.0%	$54,004

Total investments					$1,572,797	$1,627,695	183.3%	$1,642,635

Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents
Cash, foreign currencies and restricted cash						$38,893	4.3%	$38,893
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			1.77% (17)			41	—	41
Total cash, cash equivalents, foreign currencies and restricted cash and cash equivalents						$38,934	4.3%	$38,934

Total investments and cash, cash equivalents, foreign currencies and restricted cash and cash equivalents						$1,666,629	187.6%	$1,681,569

#	Denotes that all or a portion of the investment collateralizes the Credit Facility (as defined in Note 7).
*	Denotes that all or a portion of the investment secures the notes offered in the GCIC 2016 Debt Securitization (as defined in Note 7).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’), Euro Interbank Offered Rate ("EURIBOR" or "E") or Prime (‘‘P’’) and which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of June 30, 2018. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of June 29, 2018, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 29, 2018, as the loan may have priced or repriced based on an index rate prior to June 29, 2018.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 2.09% as of June 29, 2018.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 2.17% as of June 29, 2018.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.34% as of June 29, 2018.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.50% as of June 29, 2018.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 2.76% as of June 29, 2018.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 5.00% as of June 29, 2018.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.32% as of June 29, 2018.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2018.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of June 30, 2018. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Loan was on non-accrual status as of June 30, 2018, meaning that the Company has ceased recognizing interest income on the loan.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

(8)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2018, total non-qualifying assets at fair value represented 6.5% of the Company’s assets calculated in accordance with the 1940 Act.

(9)
Loan is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Transactions.

(10)
The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing ("ASC Topic 860"), and therefore, the entire one stop loan asset remains in the Consolidated Schedule of Investments. See Note 7. Borrowings.

(11)	The headquarters of this portfolio company is located in Canada.

(12)	Equity investments are non-income producing securities unless otherwise noted.

(13)	Ownership of certain equity investments may occur through a holding company or partnership.

(14)	The Company holds an equity investment that entitles it to receive preferential dividends.
(15) As defined in the 1940 Act, the Company is deemed to be both an ‘‘affiliated person’’ of and ‘‘control’’ this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement)("controlled affiliate"). Transactions related to investments in controlled affiliates for the nine months ended June 30, 2018 were as follows:

Portfolio Company	Fair value as of September 30, 2017	Purchases (cost)	Redemptions (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of June 30, 2018	Net realized gain/(loss)	Interest and fee income	Dividend income
GCIC Senior Loan Fund LLC (h)	$50,104	$11,900	$(9,406)	$—	$1,406	$54,004	$—	$—	$4,065
Total Controlled Affiliates	$50,104	$11,900	$(9,406)	$—	$1,406	$54,004	$—	$—	$4,065
(h) Together with Aurora National Life Assurance Company ("Aurora"), the Company co-invests through GCIC Senior Loan Fund ("GCIC SLF"). GCIC SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to GCIC SLF must be approved by the GCIC SLF investment committee consisting of two representatives of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). Therefore, although the Company owns more than 25% of the voting securities of GCIC SLF, the Company does not believe that it has control over GCIC SLF for purposes of the 1940 Act or otherwise.

(16)	The Company receives quarterly profit distributions from its equity investment in GCIC Senior Loan Fund LLC. See Note 5. Investments.

(17)	The rate shown is the annualized seven-day yield as of June 30, 2018.

(18)	The Company holds an equity investment that entitles it to receive preferential dividends.

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

(1)
The majority of the investments bear interest at a rate that may be determined by reference to LIBOR or Prime and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of September 30, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of September 29, 2017, which was the last business day of the period on which LIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 29, 2017, as the loan may have priced or repriced based on an index rate prior to September 29, 2017.

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
(12)As defined in the 1940 Act, the Company is deemed to be both an ‘‘affiliated person’’ of and ‘‘control’’ this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliates for the year ended September 30, 2017 were as follows:

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

The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board ("FASB") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10, and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2017, as filed with the U.S. Securities and Exchange Commission (the "SEC").

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

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including GCIC Funding, GCIC Holdings and GCIC 2016 Issuer, which are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GCIC (or any affiliate of GCIC).

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
Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. Fluctuations arising from the translation of assets other than investments are included with the net change in unrealized gains (losses) on foreign currency translation on the Consolidated Statements of Operations.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2018, interest income included $2,611 and $6,782, respectively, of accretion of discounts and origination fees. For the three and nine months ended June 30, 2017, interest income included $2,211 and $4,590, respectively, of accretion of discounts and origination fees. For the three and nine months ended June 30, 2018, the Company received loan origination fees of $2,434 and $7,701, respectively. For the three and nine months ended June 30, 2017, the Company received loan origination fees of $4,482 and $7,402, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2018, the Company recorded PIK income of $484 and $1,423, respectively, and received PIK payments in cash of $0 and an amount less than $1, respectively. For the three and nine months ended June 30, 2017, the Company recorded PIK income of $469 and $1,377, respectively, and received PIK payments in cash of $9 and $74, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three and nine months ended June 30, 2018, fee income included $1,140 and $2,367, respectively, of prepayment premiums, which fees are non-recurring. For the three and nine months ended June 30, 2017, fee income included $820 and $1,025, respectively, of prepayment premiums, which fees are non-recurring.

For the three and nine months ended June 30, 2018, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $32,236 and $87,703, respectively. For the three and nine months ended June 30, 2017, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $22,275 and $60,956, respectively.

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

For the three and nine months ended June 30, 2018, excluding the Company's investment in LLC equity interests in GCIC SLF, the Company recorded dividend income of $3 and $80, respectively, and return of capital distributions of $0 and $635, respectively. For the three and nine months ended June 30, 2018, the Company recorded dividend income of $1,641 and $4,065, respectively, and return of capital distributions from the Company's investment in LLC equity interests in GCIC SLF of $9,406 and $9,406, respectively. For the three and nine months ended June 30, 2017, excluding the Company's investment in LLC equity interests in GCIC SLF, the Company recorded dividend

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

income of $157 and $158, respectively, and return of capital distributions of $314 and $485, respectively. For the three and nine months ended June 30, 2017, the Company recorded dividend income of $1,216 and $2,879, respectively, and return of capital distributions from the Company's investment in LLC equity interests in GCIC SLF of $4,165 and $8,803, respectively.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $9,892 and $311 as of June 30, 2018 and September 30, 2017, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2018 and 2017, no amount was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2018. The Company's tax returns for the 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2018 and September 30, 2017, the Company had deferred debt issuance costs of $2,309 and $2,671, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the three and nine months ended June 30, 2018 was $526 and $1,610, respectively. Amortization expense for the three and nine months ended June 30, 2017 was $741 and $2,522, respectively.

Recent accounting pronouncements:  In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a consensus of FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. The Company adopted the ASU, which did not have a material impact on the Company’s consolidated financial statements. Prior to adoption, the Company presented the change in restricted cash and cash equivalents separately as a cash flow from investing activity. Upon adoption, the Company included the restricted cash and cash equivalents in each of the balances of the cash, cash equivalents and restricted cash and cash equivalents at the beginning of and end of periods and included the change in restricted cash and cash equivalents as part of the net change in cash, cash equivalents and restricted cash and cash equivalents in the Consolidated Statements of Cash Flows and retrospectively restated the nine months ended June 30, 2017.

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

As of June 30, 2018 and September 30, 2017, GCIC had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2018		As of September 30, 2017
	Subscriptions	Contributions	Subscriptions	Contributions
GCIC Stockholders	$1,197,145	$819,022	$1,301,643	$716,004
Total	$1,197,145	$819,022	$1,301,643	$716,004

As of June 30, 2018 and September 30, 2017, the ratio of total contributed capital to total capital subscriptions was 68.4% and 55.0%, respectively, and GCIC had uncalled capital commitments of $378,123 and $585,639,

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

respectively. The Investment Adviser has determined not all remaining undrawn commitments to purchase GCIC’s common stock will be drawn prior to a public offering by GCIC or the occurrence of another liquidity event. Therefore, GCIC expects to reach agreements from time to time with one or more of its investors to cancel all or a portion of their remaining undrawn commitments. On January 1, 2018 and April 1, 2018, the Company reached agreements to cancel undrawn subscriptions totaling $55,806 and $20,670 in the aggregate, respectively. Additionally, as of June 30, 2018 undrawn subscriptions totaling $28,022 had expired pursuant to the terms of the respective Subscription Agreements.

The following table summarizes the shares of GCIC common stock issued and outstanding for the nine months ended June 30, 2018 and 2017:

	Date	Shares Issued	NAV ($) per share	Proceeds
Shares outstanding, September 30, 2016		41,087,178.250	$15.00	$616,307
Issuance of shares	04/03/2017	2,187,285.533	15.00	32,809
Issuance of shares	05/01/2017	2,223,285.533	15.00	33,349
Shares issued for capital drawdowns		4,410,571.066	$15.00	$66,158
Issuance of shares (1)	11/21/2016	355,195.794	15.00	5,329
Issuance of shares (1)	12/30/2016	327,120.972	15.00	4,907
Issuance of shares (1)	02/27/2017	335,502.470	15.00	5,032
Issuance of shares (1)	05/19/2017	313,775.384	15.00	4,707
Shares issued through DRIP		1,331,594.620	$15.00	$19,975
Shares outstanding, June 30, 2017		46,829,343.936	$15.00	$702,440

Shares outstanding, September 30, 2017		51,214,683.496	$15.00	$768,220
Issuance of shares	12/01/2017	2,223,285.533	15.00	33,349
Issuance of shares	01/29/2018	1,407,782.320	15.00	21,116
Issuance of shares	02/26/2018	1,818,340.200	15.00	27,276
Issuance of shares	06/28/2018	1,418,421.266	15.00	21,277
Shares issued for capital drawdowns		6,867,829.319	$15.00	$103,018
Issuance of shares (1)	11/27/2017	291,564.353	15.00	4,374
Issuance of shares (1)	12/28/2017	393,201.972	15.00	5,898
Issuance of shares (1)	02/26/2018	470,835.576	15.00	7,062
Issuance of shares (1)	05/23/2018	505,692.332	15.00	7,586
Shares issued through DRIP		1,661,294.233	$15.00	$24,920
Shares outstanding, June 30, 2018		59,743,807.048	$15.00	$896,158

(1)	Shares issued through the DRIP.

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

The base management fee is calculated at an annual rate equal to the lesser of (a) 1.50% or (b) the base management fee of Golub Capital BDC, Inc. (currently 1.375%) in either case on the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents and restricted cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

may voluntarily exclude assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GCIC, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. For periods prior to the earlier of (1) the date of the pricing of an initial public offering or listing on a national securities exchange of the securities of GCIC or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement and as described above. For the three and nine months ended June 30, 2018, the base management fees irrevocably waived by the Investment Adviser were $1,522 and $4,313, respectively. For the three and nine months ended June 30, 2017, the base management fees irrevocably waived by the Investment Adviser were $1,162 and $3,256, respectively.

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

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For the three and nine months ended June 30, 2018, the Income Incentive Fee incurred was $4,585 and $12,516, respectively. For the three and nine months ended June 30, 2017, the Income Incentive Fee incurred was $3,256 and $7,132, respectively.

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

For the three and nine months ended June 30, 2018, the Income Incentive Fees irrevocably waived by the Investment Adviser were $1,146 and $3,014, respectively. For the three and nine months ended June 30, 2017, the Income Incentive Fees irrevocably waived by the Investment Adviser were $733 and $749, respectively.

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

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable for each of the three and nine months ended June 30, 2018 and 2017. However, in accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15.0% prior to a Liquidity Event (20.0% following a Liquidity Event) of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended June 30, 2018, the Company accrued a capital gain incentive fee under GAAP of $73 and $953, respectively, which accruals are included in incentive fee in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2017, the Company accrued a capital gain incentive fee under GAAP of $58 and $1,148, respectively, which accruals are included in incentive fee in the Consolidated Statements of Operations. As of June 30, 2018 and September 30, 2017, included in management and incentive fees payable on the Consolidated Statements of Financial Condition were $2,624 and $1,671, respectively, for cumulative accruals for capital gain incentive fees under GAAP, none of which were payable pursuant to the Investment Advisory Agreement.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. The Company will deposit one-third of each Incentive Fee payment into an escrow account (the “Escrow Account”) administered by The Bank of New York Mellon (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to December 31, 2020, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of its stockholders. For the three and nine months ended June 30, 2018, the Company deposited $1,070 and $2,857, respectively, into the Escrow Account. For the three and nine months ended June 30, 2017, the Company deposited $610 and $1,910, respectively, into the Escrow Account. As of June 30, 2018, the Company has made deposits totaling $7,035 into the Escrow Account.

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

Included in accounts payable and accrued expenses is $538 and $449 as of June 30, 2018 and September 30, 2017, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Company agreed to reimburse the Investment Adviser for the organization and offering costs incurred on its behalf up to an aggregate amount of $700. Organization and offering costs include, among other things, the cost of incorporating the Company, including legal, accounting, regulatory filing and other fees pertaining to the Company’s organization, as well as expenses for the registration and offering of shares of GCIC common stock that were paid by the Investment Adviser on behalf of the Company. As of each of June 30, 2018 and September 30, 2017, the organization and offering costs incurred by the Company totaled $700.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2018 were $186 and $1,003, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2017 were $180 and $962, respectively.

As of June 30, 2018 and September 30, 2017, included in accounts payable and accrued expenses were $405 and $461, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

During the three and nine months ended June 30, 2018, the Company sold $0 and $43,759, respectively, of investments and unfunded commitments to GCIC SLF at fair value and recognized $0 and $400, respectively, of net

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

realized gains. During the three and nine months ended June 30, 2017, the Company sold $1,692 and $38,565, respectively, of investments and unfunded commitments to GCIC SLF at fair value and recognized $8 and $339, respectively, of net realized gains.

On December 30, 2014, the Investment Adviser transferred 666.670 shares of the Company’s common stock acquired in connection with the Company’s formation to GCOP LLC, an affiliate of the Investment Adviser, for $10. In addition, on December 31, 2014, GCOP LLC entered into a $15,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. As of June 30, 2018, the Company has issued 1,004,905.973 shares of its common stock, including through the DRIP, to GCOP LLC in exchange for aggregate capital contributions totaling $15,074.

On December 31, 2014, GEMS Fund, L.P. ("GEMS") entered into a $40,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. In connection with the Company’s acquisition of GCIC Holdings and GCIC Funding from GEMS on December 31, 2014, the Company issued 2,666,666.667 shares of its common stock and entered into an $11,820 short-term unsecured promissory note with GEMS (“GEMS Note”) that matured and was paid-off on March 2, 2015. As of June 30, 2018, the Company has issued 3,491,739.305 shares of its common stock, including through the DRIP, to GEMS in exchange for aggregate capital contributions totaling $52,376.

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

On June 1, 2015, GEMS Fund 4, L.P, a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a subscription agreement, which was $27,908 as of June 30, 2018, to purchase shares of the Company’s common stock in a private placement. As of June 30, 2018, the Company has issued 1,563,026.331 shares of its common stock to GEMS Fund 4, L.P in exchange for aggregate capital contributions totaling $23,445.

During the three and nine months ended June 30, 2018, GCIC SLF incurred an administrative service fee of $63 and $179, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between GCIC SLF and the Administrator. During the three and nine months ended June 30, 2017, GCIC SLF incurred an administrative service fee of $57 and $163, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between GCIC SLF and the Administrator.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5.    Investments

Investments as of June 30, 2018 and September 30, 2017 consisted of the following:

	As of June 30, 2018			As of September 30, 2017
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$200,274	$198,217	$196,835	$167,646	$165,642	$165,620
One stop	1,372,246	1,354,867	1,364,503	1,169,007	1,152,979	1,161,275
Subordinated debt	277	277	277	55	55	55
LLC equity interests in GCIC SLF(1)	N/A	52,294	54,004	N/A	49,800	50,104
Equity	N/A	22,040	27,016	N/A	17,733	20,647
Total	$1,572,797	$1,627,695	$1,642,635	$1,336,708	$1,386,209	$1,397,701

(1)	GCIC SLF’s proceeds from the LLC equity interests invested in GCIC SLF were utilized by GCIC SLF to invest in senior secured loans.
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of June 30, 2018		As of September 30, 2017
Amortized Cost:
United States
Mid-Atlantic	$314,459	19.3%	$248,290	17.9%
Midwest	334,479	20.6	358,990	25.9
West	237,053	14.6	181,740	13.1
Southeast	317,556	19.5	286,057	20.6
Southwest	179,589	11.0	122,242	8.8
Northeast	212,043	13.0	156,817	11.3
Canada	32,516	2.0	32,073	2.4
Total	$1,627,695	100.0%	$1,386,209	100.0%

Fair Value:
United States
Mid-Atlantic	$317,708	19.3%	$251,278	18.0%
Midwest	335,094	20.4	358,219	25.6
West	239,548	14.6	184,438	13.2
Southeast	319,519	19.5	288,780	20.7
Southwest	180,874	11.0	122,670	8.8
Northeast	216,857	13.2	159,684	11.4
Canada	33,035	2.0	32,632	2.3
Total	$1,642,635	100.0%	$1,397,701	100.0%

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2018 and September 30, 2017 were as follows:

	As of June 30, 2018			As of September 30, 2017
Amortized Cost:
Aerospace and Defense	$25,726	1.6%		$22,539	1.6%
Automobile	16,708	1.0		58,138	4.2
Beverage, Food and Tobacco	83,358	5.1		69,045	5.0
Broadcasting and Entertainment	683	0.0	*	688	0.0	*
Buildings and Real Estate	49,197	3.0		49,135	3.6
Chemicals, Plastics and Rubber	1,562	0.1		1,075	0.1
Diversified/Conglomerate Manufacturing	46,958	2.9		44,499	3.2
Diversified/Conglomerate Service	463,101	28.5		285,360	20.6
Ecological	20,460	1.3		18,304	1.3
Electronics	122,056	7.5		123,756	8.9
Grocery	118	0.0	*	123	0.0	*
Healthcare, Education and Childcare	339,342	20.9		270,217	19.5
Home and Office Furnishings, Housewares, and Durable Consumer	9,610	0.6		10,187	0.7
Hotels, Motels, Inns, and Gaming	12,289	0.8		11,138	0.8
Insurance	52,624	3.2		32,050	2.3
Investment Funds and Vehicles	52,294	3.2		49,800	3.6
Leisure, Amusement, Motion Pictures, Entertainment	56,728	3.5		52,209	3.8
Mining, Steel, Iron and Non-Precious Metals	197	0.0	*	208	0.0	*
Oil and Gas	38,082	2.3		16,948	1.2
Personal and Non Durable Consumer Products (Mfg. Only)	29,604	1.8		29,474	2.1
Personal, Food and Miscellaneous Services	107,142	6.6		98,161	7.1
Printing and Publishing	737	0.0	*	20,899	1.5
Retail Stores	87,687	5.4		106,377	7.7
Telecommunications	6,269	0.4		7,189	0.5
Textiles and Leather	1,888	0.1		1,898	0.2
Utilities	3,275	0.2		6,792	0.5
Total	$1,627,695	100.0%		$1,386,209	100.0%

* Represents an amount less than 0.1%

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of June 30, 2018			As of September 30, 2017
Fair Value:
Aerospace and Defense	$26,326	1.6%		$22,970	1.7%
Automobile	16,648	1.0		58,724	4.2
Beverage, Food and Tobacco	84,111	5.1		69,322	5.0
Broadcasting and Entertainment	688	0.1		694	0.1
Buildings and Real Estate	49,156	3.0		49,333	3.5
Chemicals, Plastics and Rubber	1,563	0.1		1,099	0.1
Diversified/Conglomerate Manufacturing	46,518	2.8		43,639	3.1
Diversified/Conglomerate Service	469,183	28.6		289,884	20.7
Ecological	20,702	1.3		18,700	1.3
Electronics	124,366	7.6		125,426	9.0
Grocery	119	0.0	*	124	0.0	*
Healthcare, Education and Childcare	337,219	20.5		271,283	19.4
Home and Office Furnishings, Housewares, and Durable Consumer	9,494	0.6		9,293	0.7
Hotels, Motels, Inns, and Gaming	12,284	0.7		11,345	0.8
Insurance	53,518	3.3		32,706	2.4
Investment Funds and Vehicles	54,004	3.3		50,104	3.6
Leisure, Amusement, Motion Pictures and Entertainment	56,711	3.5		52,466	3.8
Mining, Steel, Iron and Non-Precious Metals	173	0.0	*	160	0.0	*
Oil and Gas	38,316	2.3		16,919	1.2
Personal and Non-Durable Consumer Products (Mfg. Only)	29,739	1.8		29,624	2.1
Personal, Food and Miscellaneous Services	110,336	6.7		98,359	7.0
Printing and Publishing	705	0.0	*	21,385	1.5
Retail Stores	89,267	5.4		107,958	7.7
Telecommunications	6,356	0.4		7,278	0.5
Textiles and Leather	1,839	0.1		1,932	0.1
Utilities	3,294	0.2		6,974	0.5
Total	$1,642,635	100.0%		$1,397,701	100.0%
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

As of June 30, 2018, GCIC SLF was capitalized by LLC equity interest subscriptions from its members. On December 14, 2016, the GCIC SLF investment committee approved the recapitalization of the commitments of GCIC SLF's members. On December 30, 2016, GCIC SLF’s members entered into additional LLC equity interest subscriptions totaling $100,000, GCIC SLF issued capital calls to the Company and Aurora totaling $39,905 and the subordinated notes previously issued by GCIC SLF were redeemed and terminated. As of June 30, 2018 and September 30, 2017, the Company and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests of GCIC SLF. GCIC SLF’s profits and losses are allocated to the Company and Aurora in accordance with their respective ownership interests.

GCIC SLF has entered into a senior secured revolving credit facility (as amended, the “GCIC SLF Credit Facility”) with Wells Fargo Bank, N.A. through its wholly-owned subsidiary GCIC Senior Loan Fund II LLC (“GCIC SLF II”), which as of June 30, 2018 allowed GCIC SLF II to borrow up to $150,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of June 30, 2018 and September 30, 2017, GCIC SLF had the following commitments from its members (in the aggregate):

	As of June 30, 2018		As of September 30, 2017
	Committed	Funded(1)	Committed	Funded(1)
LLC equity commitments	$125,000	$59,764	$125,000	$56,914
Total	$125,000	$59,764	$125,000	$56,914

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
As of June 30, 2018 and September 30, 2017, GCIC SLF had total assets at fair value of $165,123 and $164,551, respectively. As of June 30, 2018 and September 30, 2017, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of June 30, 2018 and September 30, 2017, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $13,178 and $10,020 respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of June 30, 2018 and September 30, 2017:

	As of	As of
	June 30, 2018	September 30, 2017
Senior secured loans (1)	$162,539	$162,815
Weighted average current interest rate on senior secured loans (2)	7.5%	6.4%
Number of borrowers in GCIC SLF	37	40
Largest portfolio company investments (1)	$8,900	$8,928
Total of five largest portfolio company investments (1)	$38,793	$39,540

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of June 30, 2018
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.8%	$1,341	$1,346
1A Smart Start LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.6	596	597
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.1	5,955	5,866
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.1	238	238
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	6.8	5,001	5,001
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.1	4,023	4,020
Captain D's, LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.6	5,963	5,963
Captain D's, LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.6	8	8
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.6	2,034	1,993
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.6	1,025	1,004
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.6	2,079	2,079
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.6	1,045	1,045
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.6	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.6	40	40
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	8.0	4,838	4,850
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	3,070	3,070
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	1,235	1,235
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	635	635
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	7.8	377	377
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	216	216
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	96	96
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	92	92
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	9.5	20	20
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.7	2,026	2,026
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	2,669	2,669
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	741	741
Flexan, LLC (3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.5	136	136
G & H Wire Company, Inc (3)	Healthcare, Education and Childcare	Senior loan	09/2023	7.8	5,955	5,955
Gamma Technologies, LLC (3)	Electronics	Senior loan	06/2024	7.6	4,389	4,351
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	8.8	4,887	4,887
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	1,973	1,973
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	103	103
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	55	55
Mills Fleet Farm Group LLC (3)	Retail Stores	Senior loan	02/2022	7.6	6,000	6,000
NBC Intermediate, LLC	Beverage, Food and Tobacco	Senior loan	09/2023	6.4	2,686	2,686
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	9.0	4,975	4,975
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	7.1	8,233	8,068
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.3	53	52
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.1	50	48
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	6.8	5,880	5,880
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.9	2,457	2,457
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.9	167	167
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.6	149	149
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.9	55	55
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	12/2023	9.8	8,061	8,061

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of June 30, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	12/2023	9.8%	$149	$149
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	5,985	5,985
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	626	626
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.1	543	543
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.8	3,306	3,306
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2021	6.8	33	33
Rubio's Restaurants, Inc (3)	Beverage, Food and Tobacco	Senior loan	10/2019	7.6	1,663	1,663
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.6	1,346	1,346
Saldon Holdings, Inc. (3)	Diversified/Conglomerate Service	Senior loan	09/2022	6.6	1,958	1,958
SEI, Inc. (3)	Electronics	Senior loan	07/2023	7.3	5,191	5,191
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.8	5,890	5,890
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	7.2	7,788	7,788
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	7.4	1,071	1,074
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	7.1	41	41
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	5,970	5,970
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	46	46
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	1,088	1,088
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.8	853	853
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.8	159	159
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.9	58	58
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.8	3,585	3,585
Vendor Credentialing Service LLC (3)	Diversified/Conglomerate Service	Senior loan	11/2021	8.1	5,939	5,939
WHCG Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	03/2023	7.3	2,185	2,185
WIRB-Copernicus Group, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2022	6.3	5,381	5,381
					$162,539	$162,200

(1)	Represents the weighted average annual current interest rate as of June 30, 2018. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of June 30, 2018, the Company has committed to fund $109,375 of LLC equity interest subscriptions to GCIC SLF. As of June 30, 2018 and September 30, 2017, $52,294 and $49,800, respectively, of the Company's LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and nine months ended June 30, 2018, the Company received $1,641 and $4,065, respectively, in dividend income from the GCIC SLF LLC equity interests. For the three and nine months ended June 30, 2017, the Company received $1,216 and $2,879, respectively, in dividend income from the GCIC SLF LLC equity interests.

The subordinated notes previously issued by GCIC SLF to the Company and Aurora were redeemed and terminated on December 30, 2016. For the three and nine months ended June 30, 2017, the Company earned interest income on the subordinated notes of $0 and $732, respectively.

See below for certain summarized financial information for GCIC SLF as of June 30, 2018 and September 30, 2017 and for the three and nine months ended June 30, 2018 and 2017:

	As of June 30, 2018	As of September 30, 2017
Selected Balance Sheet Information:
Investments, at fair value	$162,200	$161,522
Cash and other assets	2,923	3,029
Total assets	$165,123	$164,551
Senior credit facility	$103,750	$108,150
Unamortized debt issuance costs	(730)	(1,199)
Other liabilities	384	338
Total liabilities	103,404	107,289
Members’ equity	61,719	57,262
Total liabilities and members' equity	$165,123	$164,551

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Selected Statement of Operations Information:
Interest income	$3,241	$2,478	$9,274	$7,531
Fee income	—	—	7	—
Total investment income	3,241	2,478	9,281	7,531
Interest and other debt financing expenses	1,307	961	3,783	3,577
Administrative service fee	63	57	179	163
Other expenses	26	25	84	73
Total expenses	1,396	1,043	4,046	3,813
Net investment income	1,845	1,435	5,235	3,718
Net change in unrealized appreciation (depreciation) on investments	(54)	(205)	1,018	(242)
Net increase in members' equity	$1,791	$1,230	$6,253	$3,476

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2018 and 2017. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2018 and September 30, 2017, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV per share (or its equivalent) of the underlying investment company as a practical expedient, were valued using Level 3 inputs.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2018 and September 30, 2017:

As of June 30, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,561,615	$1,561,615
Equity investments(1)	—	—	27,016	27,016
Money market funds(1)(2)	41	—	—	41
Investment measured at NAV(3)(4)	—	—	—	54,004
Total assets, at fair value:	$41	$—	$1,588,631	$1,642,676

As of September 30, 2017	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,326,950	$1,326,950
Equity investments(1)	—	—	20,647	20,647
Money market funds(1)(2)	3,644	—	—	3,644
Investment measured at NAV(3)(4)	—	—	—	50,104
Total assets, at fair value:	$3,644	$—	$1,347,597	$1,401,345

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

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

(4)	Represents the Company's investment in LLC equity interests in GCIC SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.
The net change in unrealized appreciation (depreciation) attributable to the Company’s Level 3 assets held as of June 30, 2018 for the three and nine months ended June 30, 2018 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations was ($1,433) and $2,039, respectively. The net change in unrealized appreciation (depreciation) attributable to the Company’s Level 3 assets held as of June 30, 2017 for the three and nine months ended June 30, 2017 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations was $1,314 and $6,201, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2018 and 2017:

	For the nine months ended June 30, 2018
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,326,950	$20,647	$1,347,597
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(21)	2,060	2,039
Realized gain (loss) on investments on foreign currency transactions	(327)	2,948	2,621
Funding of (proceeds from) revolving loans, net	(536)	—	(536)
Fundings of investments	545,951	5,841	551,792
PIK interest	1,394	—	1,394
Proceeds from principal payments and sales of portfolio investments	(318,578)	(4,480)	(323,058)
Accretion of discounts and origination fees	6,782	—	6,782
Fair value, end of period	$1,561,615	$27,016	$1,588,631

	For the nine months ended June 30, 2017
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,042,600	$14,071	$1,056,671
Net change in unrealized appreciation (depreciation) on investments	2,799	2,106	4,905
Realized gain (loss) on investments	293	129	422
Funding of (proceeds from) revolving loans, net	(282)	—	(282)
Fundings of investments	419,643	3,855	423,498
PIK interest	1,016	—	1,016
Proceeds from principal payments and sales of portfolio investments	(199,047)	(1,014)	(200,061)
Noncash proceeds from subordinated notes in GCIC SLF principal payments	(34,917)	—	(34,917)
Accretion of discounts and origination fees	4,590	—	4,590
Fair value, end of period	$1,236,695	$19,147	$1,255,842

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2018 and September 30, 2017:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)	$191,268	Market rate approach	Market interest rate	4.0% - 26.8% (7.6%)
		Market comparable companies	EBITDA multiples	5.0x - 15.0x (11.4x)
	5,567	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(2)(3)	$1,354,611	Market rate approach	Market interest rate	5.5% - 19.0% (8.7%)
		Market comparable companies	EBITDA multiples	4.5x - 35.0x (14.1x)
			Revenue multiples	2.5x - 10.2x (5.0x)
Subordinated debt(1)(4)	$277	Market rate approach	Market interest rate	8.0% - 19.5% (10.4%)
		Market comparable companies	EBITDA multiples	11.0x
			Revenue multiples	5.1x
Equity(5)(6)	$27,016	Market comparable companies	EBITDA multiples	4.5x - 28.5x (14.3x)
			Revenue multiples	2.5x - 10.2x (5.2x)

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of June 30, 2018 was determined using the market rate approach.

(2)	Excludes $9,892 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(3)	The Company valued $1,257,087 and $97,524 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(4)	The Company valued $59 and $218 of subordinated debt using EBITDA and revenue multiples, respectively. All subordinated debt was also valued using the market rate approach.

(5)	Excludes $54,004 of LLC equity interests in GCIC SLF at fair value, which the Company valued using the NAV.

(6)	The Company valued $23,609 and $3,407 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans (1)	$157,645	Market rate approach	Market interest rate	5.3% - 12.8% (7.0%)
		Market comparable companies	EBITDA multiples	5.0x - 17.5x (11.9x)
	7,975	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans (1)(2)(3)	$1,160,964	Market rate approach	Market interest rate	2.3% - 39.5% (8.0%)
		Market comparable companies	EBITDA multiples	4.0x - 35.0x (13.3x)
			Revenue multiples	2.0x - 7.5x (5.1x)
Subordinated debt (1)	$55	Market rate approach	Market interest rate	19.5%
		Market comparable companies	EBITDA multiples	11.0x
Equity (4)(5)	$20,647	Market comparable companies	EBITDA multiples	4.0x - 28.7x (13.6x)
			Revenue multiples	3.5x - 5.8x (4.2x)

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2017 was determined using the market rate approach.

(2)	Excludes $311 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(3)	The Company valued $1,093,222 and $67,742 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(4)	Excludes $50,104 of LLC equity interests in GCIC SLF at fair value, which the Company valued using the NAV.

(5)	The Company valued $18,505 and $2,142 of equity investments using EBITDA and revenue multiples, respectively.
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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt and other short-term borrowings as of June 30, 2018 and September 30, 2017. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of June 30, 2018		As of September 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$747,750	$747,750	$670,200	$670,200
Other short-term borrowings	12,287	12,287	—	—

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not sought or obtained either approval and, as a result, remains subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of June 30, 2018, the Company’s asset coverage for borrowed amounts was 217.4%.

Debt Securitization: On August 16, 2016, the Company completed a $410,086 term debt securitization (the “GCIC 2016 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations ("CLOs") and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company's overall asset coverage requirements. The notes (“GCIC 2016 Notes”) offered in the GCIC 2016 Debt Securitization were issued by the GCIC 2016 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the GCIC 2016 Issuer. The GCIC 2016 Debt Securitization consists of $220,000 of Aaa/AAA Class A GCIC 2016 Notes and $32,500 of Aa1 Class B GCIC 2016 Notes. In partial consideration for the loans transferred to the GCIC 2016 Issuer as part of the GCIC 2016 Debt Securitization, the Company received $42,300 of Class C GCIC 2016 Notes, $28,600 of Class D GCIC 2016 Notes and $86,686 of LLC equity interests in the GCIC 2016 Issuer. The Company retained all of the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests totaling $42,300, $28,600 and $86,686, respectively. The Class A and Class B GCIC 2016 Notes are included in the June 30, 2018 and September 30, 2017 Consolidated Statements of Financial Condition as debt of the Company. As of June 30, 2018 and September 30, 2017, the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests were eliminated in consolidation.

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

As of June 30, 2018 and September 30, 2017, there were 95 and 99 portfolio companies with a total fair value of $391,771 and $389,204, respectively, securing the GCIC 2016 Notes. The pool of loans in the GCIC 2016 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the GCIC 2016 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of June 30, 2018 based on the last interest rate reset was 2.4%. For the three and nine months ended June 30, 2018 and 2017, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2016 Debt Securitization were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Stated interest expense	$2,804	$2,158	$7,593	$6,195
Amortization of debt issuance costs	191	191	572	570
Total interest and other debt financing expenses	$2,995	$2,349	$8,165	$6,765
Cash paid for interest expense	$2,528	$2,059	$7,192	$5,870
Annualized average stated interest rate	4.5%	3.4%	4.0%	3.3%
Average outstanding balance	$252,500	$252,500	$252,500	$252,500

As of June 30, 2018, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A and B GCIC 2016 Notes were as follows:

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

Revolving Credit Facility: On December 31, 2014, as part of the Company’s acquisition of GCIC Funding as part of its formation transactions, the Company and GCIC Funding entered into an amendment to the senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian, and administrative agent, which as of June 30, 2018 allowed GCIC Funding to borrow up to $500,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Through a series of amendments, most recently on May 25, 2018, the Company and GCIC Funding amended the Credit Facility to, among other things, (a) increase the borrowing capacity from $420,000 to $500,000, (b) decrease the interest rate from one-month LIBOR plus 2.25% to one month LIBOR plus 2.15%, (c) extend the expiration of the reinvestment period from August 30, 2018 to May 24, 2019, during which period GCIC Funding, subject to certain conditions, may make borrowings under the facility, (d) extend the maturity date from August 30, 2022 to May 25, 2023, and (e) permit borrowings in foreign currencies.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of June 30, 2018, the Credit Facility bears interest at one-month LIBOR plus 2.15% per annum and the Company is required to pay a non-usage fee rate between 0.50% and 1.75% per annum depending on the size of the unused portion of the Credit Facility. In addition, in connection with the Credit Facility, the Company has agreed to pay a contingent structuring fee equal to approximately 0.25% of the aggregate commitment as of the end of the reinvestment period to the extent that the borrowing capacity under the Credit Facility exceeds $125,000 on the last business day prior to the end of the reinvestment period. The Company may seek to reduce the borrowing capacity under the Credit Facility in connection with a new secured debt financing facility with one or more lenders or a new debt securitization, to the extent permitted by applicable law and interpretive positions of the SEC and its staff. As a result, the Company is not accruing for this contingent fee as additional interest expense as the Company believes it will reduce the borrowing capacity of the Credit Facility to an amount equal to or less than $125,000 as of the last business day before the end of the reinvestment period on May 24, 2019.

The Credit Facility is collateralized by all of the assets held by GCIC Funding, and GCIC has pledged its interests in GCIC Funding as collateral to Wells Fargo Bank, N.A., as the collateral agent, to secure the obligations of GCIC as the transferor and servicer under the Credit Facility. Both GCIC and GCIC Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Credit Facility is subject to the 200% asset coverage requirements contained in the 1940 Act.

The Company has transferred certain loans and debt securities it has originated or acquired from time to time to GCIC Funding through a purchase and sale agreement and may cause GCIC Funding to originate or acquire loans in the future, consistent with the Company’s investment objectives.

As of June 30, 2018 and September 30, 2017, the Company had outstanding debt under the Credit Facility of $420,250 and $342,700, respectively. For the three and nine months ended June 30, 2018, the Company had borrowings on the Credit Facility of $219,200 and $465,050, respectively, and repayments on the Credit Facility of $204,750 and $356,100, respectively. For the three and nine months ended June 30, 2017, the Company had borrowings on the Credit Facility of $170,350 and $338,900, respectively, and repayments on the Credit Facility of $137,200 and $228,650, respectively.

For the three and nine months ended June 30, 2018 and 2017, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Stated interest expense	$4,136	$2,332	$11,400	$5,442
Facility fees	76	179	170	719
Amortization of debt issuance costs	264	475	809	1,735
Total interest and other debt financing expenses	$4,476	$2,986	$12,379	$7,896
Cash paid for interest expense and facility fees	$4,119	$2,421	$11,151	$5,870
Annualized average stated interest rate	4.2%	3.4%	3.9%	3.2%
Average outstanding balance	$392,069	$278,657	$385,894	$230,538

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Revolver: On February 3, 2015, the Company entered into the Revolver with the Investment Adviser, with a maximum credit limit of $40,000. On February 7, 2018, the Company entered into an amendment to the Revolver to extend the maturity date to February 5, 2021. No other terms of the Revolver changed pursuant to such amendment. The Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”), which was 2.32% as of June 30, 2018. As of each of June 30, 2018 and September 30, 2017, the Company had no outstanding debt under the Revolver. For the three and nine months ended June 30, 2018, the Company had borrowings on the Revolver of $0 and $15,000, respectively, and repayments on the Revolver of $0 and $15,000, respectively. For the three and nine months ended June 30, 2017, the Company had no borrowings and no repayments on the Revolver. For the three and nine months ended June 30, 2018 and 2017, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Stated interest expense	$—	$—	$5	$—
Cash paid for interest expense	$—	$—	$5	$—
Annualized average stated interest rate	N/A	N/A	1.7%	N/A
Average outstanding balance	$—	$—	$353	$—

SMBC Revolver: On May 17, 2016, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation (the “SMBC Revolver”), which as of June 30, 2018 allowed GCIC to borrow up to $75,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of May 17, 2019. On May 17, 2018, the Company entered into an amendment to the SMBC Revolver to, among other things, (a) extend the maturity date from May 17, 2018 to May 17, 2019 and (b) decrease the interest rate for borrowings from one-month LIBOR plus 1.60% to one-month LIBOR plus 1.50%.

As of June 30, 2018, the SMBC Revolver bears an interest rate at the Company's election of either one-month LIBOR plus 1.50% per annum or Prime. In addition to the stated interest rate on the SMBC Revolver, the Company is required to pay a non-usage fee at a rate of 0.20% per annum on the unused portion of the SMBC Revolver.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of June 30, 2018 and September 30, 2017, the Company had outstanding debt under the SMBC Revolver of $75,000 and $75,000, respectively. For each of the three and nine months ended June 30, 2018, the Company had no borrowings and no repayments on the SMBC Revolver. For the three and nine months ended June 30, 2017, the Company had borrowings on the SMBC Revolver of $39,800 and $59,000, respectively, and repayments on the SMBC Revolver of $14,000 and $59,000, respectively. For the three and nine months ended June 30, 2018 and 2017, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Stated interest expense	$660	$416	$1,813	$1,183
Facility fees	—	18	—	18
Amortization of debt issuance costs	71	75	229	217
Total interest and other debt financing expenses	$731	$509	$2,042	$1,418
Cash paid for interest expense	$592	$322	$1,751	$1,109
Annualized average stated interest rate	3.5%	2.7%	3.2%	2.4%
Average outstanding balance	$75,000	$62,760	$75,000	$65,426

Other Short-Term Borrowings:  Borrowings with original maturities of less than one year are classified as short-term.  The Company’s short-term borrowings as of June 30, 2018 are the result of an investment that was sold under a repurchase agreement.  Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860 and remains as an investment on the Consolidated Statements of Financial Condition. The investment sold under the repurchase agreement is denominated in foreign currency and the Company entered into the repurchase agreement to help mitigate the impact that an adverse change in exchange rates would have on the value of that investment.

As of June 30, 2018, the Company had $12,287 of short-term borrowings and the fair value of the loan that is associated with the short-term borrowing was $12,257. For each of the three and nine months ended June 30, 2018, the annualized effective interest rate on short-term borrowings was 4.9% and interest expense was $68. The maturity date on the short-term borrowing is August 17, 2018.

The Company’s average total debt outstanding (including the debt under the Credit Facility, Revolver, SMBC Revolver, GCIC 2016 Debt Securitization, and other short-term borrowings) for the three and nine months ended June 30, 2018 was $725,156 and $715,609, respectively. The Company’s average total debt outstanding (including the debt under the Credit Facility, Revolver, SMBC Revolver, and GCIC 2016 Debt Securitization) for the three and nine months ended June 30, 2017 was $593,917 and $548,464, respectively.

For the three and nine months ended June 30, 2018, the effective annualized average interest rate, which includes amortization of debt issuance costs and non-usage facility fees, on the Company’s total debt outstanding was 4.6% and 4.2%, respectively. For the three and nine months ended June 30, 2017, the effective annualized average interest rate, which includes amortization of debt issuance costs and nonusage facility fees, on the Company’s total debt outstanding was 4.0% and 3.9%, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

A summary of the Company’s maturity requirements for borrowings as of June 30, 2018 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2016 Debt Securitization	$252,500	$—	$—	$—	$252,500
Credit Facility	420,250	—	—	420,250	—
SMBC Revolver	75,000	75,000	—	—	—
Revolver	—	—	—	—	—
Other short-term borrowings	12,287	12,287	—	—	—
Total borrowings	$760,037	$87,287	$—	$420,250	$252,500

Note 8.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $223,209 and $133,566 under various undrawn revolvers and other credit facilities as of June 30, 2018 and September 30, 2017, respectively. In addition, as described in Note 5, the Company had commitments of up to $57,081 and $59,575 to GCIC SLF as of June 30, 2018 and September 30, 2017, respectively, which may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of June 30, 2018 and September 30, 2017. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2018		2017
Net asset value at beginning of period	$15.00		$15.00
Distributions declared:(2)
From net investment income	(1.04)		(0.96)
From capital gains	(0.02)		(0.00)	(3)
Net investment income	0.95		0.83
Net realized gain (loss) on investments and foreign currency transactions	0.05	(3)	0.01	(3)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	0.06		0.12
Net asset value at end of period	$15.00		$15.00
Total return based on net asset value per share(4)	7.30%		6.57%
Number of common shares outstanding	59,743,807.048		46,829,343.936

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2018	2017
Ratio of net investment income to average net assets*	8.53%	7.47%
Ratio of total expenses to average net assets(5)*	8.34%	7.64%
Ratio of management fee waiver to average net assets *	(0.70)%	(0.68)%
Ratio of incentive fee waiver to average net assets	(0.36)%	(0.12)%
Ratio of net expenses to average net assets(5)*	7.28%	6.84%
Ratio of incentive fees to average net assets	1.62%	1.29%
Ratio of total expenses (without incentive fees, incentive fee waiver and management fee waiver) to average net assets(5)*	6.23%	6.35%
Total return based on average net asset value(6)*	9.52%	8.61%
Net assets at end of period	$896,158	$702,440
Average debt outstanding	$715,610	$548,464
Average debt outstanding per share	$11.98	$11.71
Portfolio Turnover*	29.05%	24.09%
Asset coverage ratio(7)	217.43%	210.98%
Asset coverage ratio per unit(8)	$2,174	$2,110
Average market value per unit(9):
2016 Debt Securitization	N/A	N/A
Credit Facility	N/A	N/A
SMBC Revolver	N/A	N/A
Revolver	N/A	N/A
GEMS Note	N/A	N/A

* Annualized for periods of less than one year.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.

(3)	Represents an amount less than $0.01 per share.

(4)	Total return based on net asset value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(5)	Expenses, other than incentive fees, are annualized for a period less than one year.

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

(8)
Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(9)	Not applicable because such senior securities are not registered for public trading.

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2018 and 2017:

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Earnings available to stockholders	$20,476	$14,210	$58,998	$41,484
Basic and diluted weighted average shares outstanding	58,083,180	45,882,813	55,363,298	43,006,959
Basic and diluted earnings per share	$0.35	$0.31	$1.06	$0.96

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations during the nine months ended June 30, 2018 and 2017:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the nine months ended June 30, 2017
08/03/2016	10/24/2016	12/30/2016	41,087,178.250	$0.0729	$2,993
11/14/2016	11/18/2016	12/30/2016	41,087,178.250	0.1469	6,034
11/14/2016	12/26/2016	02/27/2017	41,442,374.044	0.1340	5,553
11/14/2016	01/23/2017	02/27/2017	41,769,495.016	0.0902	3,769
02/07/2017	02/20/2017	05/19/2017	41,769,495.016	0.1050	4,385
02/07/2017	03/24/2017	05/19/2017	42,104,997.486	0.1078	4,540
02/07/2017	04/30/2017	07/28/2017	44,292,283.019	0.1067	4,727
05/04/2017	05/18/2017	07/28/2017	46,515,568.552	0.0982	4,566
05/04/2017	06/16/2017	07/28/2017	46,829,343.936	0.1050	4,917
Total dividends declared for the nine months ended June 30, 2017					$41,484

For the nine months ended June 30, 2018
08/02/2017	10/23/2017	12/28/2017	51,214,683.496	$0.1122	$5,745
11/17/2017	11/24/2017	12/28/2017	51,214,683.496	0.1045	5,353
11/17/2017	12/26/2017	02/26/2018	53,729,533.382	0.1250	6,716
11/17/2017	01/23/2018	02/26/2018	54,122,735.354	0.1202	6,509
02/06/2018	02/24/2018	05/23/2018	55,530,517.674	0.1005	5,579
02/06/2018	03/30/2018	05/23/2018	57,819,693.450	0.1491	8,620
02/06/2018	04/27/2018	07/24/2018	57,819,693.450	0.1351	7,812
05/04/2018	05/18/2018	07/24/2018	57,819,693.450	0.1046	6,047
05/04/2018	06/15/2018	07/24/2018	58,325,385.782	0.1135	6,617
Total dividends declared for the nine months ended June 30, 2018					$58,998

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table summarizes the Company’s dividends reinvested during the nine months ended June 30, 2018 and 2017:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value
For the nine months ended June 30, 2017
November 21, 2016	355,195.794	$15.00	$5,329
December 30, 2016	327,120.972	15.00	4,907
February 27, 2017	335,502.470	15.00	5,032
May 19, 2017	313,775.384	15.00	4,707
	1,331,594.620	$15.00	$19,975
For the nine months ended June 30, 2018
November 27, 2017	291,564.353	$15.00	$4,374
December 28, 2017	393,201.972	15.00	5,898
February 26, 2018	470,835.576	15.00	7,062
May 23, 2018	505,692.332	15.00	7,586
	1,661,294.233	$15.00	$24,920

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 10, 2018, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On May 4, 2018 and August 7, 2018, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 21, 2018	September 25, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2018 through July 31, 2018 per share
August 31, 2018	November 27, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2018 through August 31, 2018 per share
September 21, 2018	November 27, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period September 1, 2018 through September 30, 2018 per share
October 17, 2018	December 28, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2018 through October 31, 2018 per share

Effective July 1, 2018, the Company entered into agreements with certain stockholders to repurchase 1,706,418.667 shares of common stock at a NAV per share of $15.00 totaling $25,596 in the aggregate.

On July 24, 2018, the Company issued 717,823.032 shares of common stock through the DRIP.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” ”predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this quarterly report on Form 10-Q and as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2017 and our quarterly report on Form 10-Q for the quarter ended March 31, 2018.

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. This quarterly report on Form 10-Q contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $25.0 billion in capital under management as of June 30, 2018, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of June 30, 2018 and September 30, 2017, our portfolio at fair value was comprised of the following:

	As of June 30, 2018		As of September 30, 2017
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$196,835	12.0%	$165,620	11.8%
One stop	1,364,503	83.1	1,161,275	83.1
Subordinated debt	277	0.0 *	55	0.0 *
LLC equity interests in GCIC SLF(1)	54,004	3.3	50,104	3.6
Equity	27,016	1.6	20,647	1.5
Total	$1,642,635	100.0%	$1,397,701	100.0%

* Represents an amount less than 0.1%

(1)	Proceeds from the limited liability company, or LLC, equity interests invested in GCIC Senior Loan Fund LLC, or GCIC SLF, were utilized by GCIC SLF to invest in senior secured loans.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2018 and September 30, 2017, one stop loans included $97.5 million and $67.7 million, respectively, of late stage lending loans at fair value.

As of June 30, 2018 and September 30, 2017, we had debt and equity investments in 181 and 167 portfolio companies, respectively, and an investment in GCIC SLF.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three and nine months ended June 30, 2018 and 2017 was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Weighted average annualized income yield(1)(2)	8.8%	7.9%	8.4%	7.7%
Weighted average annualized investment income yield(1)(3)	9.5%	8.6%	9.0%	8.3%
Total return based on average net asset value(4)*	9.5%	8.3%	9.5%	8.6%
Total return based on net asset value per share(5)	2.5%	2.1%	7.3%	6.6%

*	Annualized for periods of less than one year

(1)
For the three and nine months ended June 30, 2018 and for the three months ended June 30, 2017, the weighted average annualized income yield and weighted average annualized investment income yield do not reflect interest income from subordinated notes in GCIC SLF, which were redeemed on December 30, 2016.

(2)
Represents income from interest, including subordinated notes in GCIC SLF, and fees, excluding amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

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
As of June 30, 2018, GCIC has earned an inception-to-date internal rate of return, or IRR, of 9.0% for stockholders taken as a whole. For the nine months ended June 30, 2018 and 2017, GCIC has earned a year-to-date IRR of 9.8% and 8.9%, respectively, for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.”

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

Recent Developments

On May 4, 2018 and August 7, 2018, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 21, 2018	September 25, 2018
Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period July 1, 2018 through July 31, 2018 per share

August 31, 2018	November 27, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period August 1, 2018 through August 31, 2018 per share
September 21, 2018	November 27, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period September 1, 2018 through September 30, 2018 per share
October 17, 2018	December 28, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2018 through October 31, 2018 per share

Effective July 1, 2018, we entered into agreements with certain stockholders to repurchase 1,706,418.667 shares of common stock at a net asset value per share of $15.00 totaling $25.6 million in the aggregate.

On July 24, 2018, we issued 717,823.032 shares of common stock through the DRIP.

Consolidated Results of Operations

Consolidated operating results for the three and nine months ended June 30, 2018 and 2017 are as follows:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In thousands)			(In thousands)
Interest income	$30,909	$22,287	$8,622	$87,307	$61,470	$25,837
Income from accretion of discounts and origination fees	2,611	2,211	400	6,782	4,590	2,192
Interest and dividend income from investments in GCIC SLF (1)	1,641	1,216	425	4,065	3,611	454
Dividend income	3	157	(154)	80	158	(78)
Fee income	1,147	827	320	2,435	1,038	1,397
Total investment income	36,311	26,698	9,613	100,669	70,867	29,802
Net expenses	16,895	12,451	4,444	47,777	34,872	12,905
Net investment income	19,416	14,247	5,169	52,892	35,995	16,897
Net realized gain (loss) on investments and foreign currency transactions	2,454	91	2,363	2,548	422	2,126
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(1,394)	(128)	(1,266)	3,558	5,067	(1,509)
Net increase in net assets resulting from operations	$20,476	$14,210	$6,266	$58,998	$41,484	$17,514
Average earning debt investments, at fair value	$1,465,996	$1,177,222	$288,774	$1,432,555	$1,084,981	$347,574
Average investment in subordinated notes of GCIC SLF, at fair value	—	—	—	—	11,511	(11,511)
Average earning portfolio company investments, at fair value (2)	$1,465,996	$1,177,222	$288,774	$1,432,555	$1,096,492	$336,063

(1)
The investments in GCIC SLF include our investments in LLC equity interests in GCIC SLF for the three and nine months ended June 30, 2018 and the three months ended June 30, 2017. For the nine months ended June 30, 2017, the investments in GCIC SLF include our investments in both subordinated notes (prior to their redemption by GCIC SLF on December 30, 2016) and LLC equity interests in GCIC SLF.

(2)	Does not include our investment in LLC equity interests in GCIC SLF.

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from June 30, 2017 to June 30, 2018. As a result, quarterly comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended June 30, 2017 to the three months ended June 30, 2018 by $9.6 million primarily as a result of an increase in the average earning debt investment balance, which is the average balance of accruing loans in our investment portfolio, of $288.8 million, an increase in the London Interbank Offered Rate, or LIBOR, as well as increases in dividend income from investments in GCIC SLF, prepayment fee income and accretion of discounts and origination fees resulting from increased debt investment payoffs.

Investment income increased from the nine months ended June 30, 2017 to the nine months ended June 30, 2018 by $29.8 million primarily as a result of an increase in the average earning debt investment balance of $347.6 million, an increase in LIBOR as well as increases in prepayment fee income and accretion of discounts and origination fees resulting from increased debt investment payoffs.

The annualized income yield by debt security type for the three and nine months ended June 30, 2018 and 2017 was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Senior secured	7.2%	6.5%	7.0%	6.3%
One stop	9.0%	8.1%	8.6%	7.9%
Subordinated debt	19.7%	19.8%	19.7%	19.8%
Subordinated notes in GCIC SLF (1)	N/A	N/A	N/A	8.5%

(1)	GCIC SLF’s proceeds from the subordinated notes were utilized by GCIC SLF to invest in senior secured loans. GCIC SLF redeemed the outstanding balance on the subordinated notes on December 30, 2016.
Annualized income yields on one stop and other senior secured loans have increased for the three and nine months ended June 30, 2018 compared to the three and nine months ended June 30, 2017 primarily due to the rise in LIBOR. As of June 30, 2018, we have two subordinated debt investments as shown in the Consolidated Schedule of Investments. Although the income yield on subordinated debt investments has remained relatively stable for the periods presented, due to the limited number of subordinated debt investments, quarterly income yields on subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three and nine months ended June 30, 2018 and 2017:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In thousands)			(In thousands)
Interest and other debt financing expenses	$7,744	$5,103	$2,641	$21,049	$13,557	$7,492
Amortization of debt issuance costs	526	741	(215)	1,610	2,522	(912)
Base management fee, net of waiver	4,058	3,101	957	11,502	8,684	2,818
Income Incentive Fee, net of waiver	3,439	2,523	916	9,502	6,383	3,119
Capital gain incentive fee accrued under GAAP	73	58	15	953	1,148	(195)
Professional fees	465	502	(37)	1,437	1,424	13
Administrative service fee	538	401	137	1,564	1,106	458
General and administrative expenses	52	22	30	160	48	112
Net expenses	$16,895	$12,451	$4,444	$47,777	$34,872	$12,905
Average debt outstanding	$725,156	$593,917	$131,239	$715,610	$548,464	$167,146
Interest Expense

Interest and other debt financing expenses increased by $2.6 million from the three months ended June 30, 2017 to the three months ended June 30, 2018 primarily due to an increase in the weighted average of outstanding borrowings from $593.9 million for the three months ended June 30, 2017 to $725.2 million for the three months ended June 30, 2018 and an increase in LIBOR, which is the index that determines the interest rate on our floating rate liabilities. The increase in our weighted average debt outstanding was driven by an increase in the weighted average debt outstanding balance under our senior secured revolving credit facility by and among our wholly-owned subsidiary GCIC Funding LLC, or GCIC Funding, Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, or, as amended, the Credit Facility, from $278.7 million for the three months ended June 30, 2017 to $392.1 million for the three months ended June 30, 2018. The effective annualized average interest rate on our outstanding debt increased to 4.6% for the three months ended June 30, 2018 from 4.0% for the three months ended June 30, 2017 primarily due to the increase in LIBOR, which was partially offset by a decrease in amortization of debt issuance costs.

Interest and other debt financing expenses increased by $7.5 million from the nine months ended June 30, 2017 to the nine months ended June 30, 2018 primarily due to an increase in the weighted average of outstanding borrowings from $548.5 million for the nine months ended June 30, 2017 to $715.6 million for the nine months ended June 30, 2018. The effective annualized average interest rate on our outstanding debt increased to 4.2% for the nine months ended June 30, 2018 from 3.9% for the nine months ended June 30, 2017 primarily due to the increase in LIBOR, which was offset by a decrease in amortization of debt issuance costs.

Management Fees

The base management fee increased as a result of a sequential increase in average assets from the three and nine months ended June 30, 2017 to the three and nine months ended June 30, 2018.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $0.9 million from the three months ended June 30, 2017 to the three months ended June 30, 2018 primarily as a result of the $288.8 million increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements). The Income Incentive Fee increased by $3.1 million from the nine months ended June 30, 2017 to the nine months ended June 30, 2018 primarily as a result of the $336.1 million increase in our average earning debt investment balance that resulted in an increase in our Pre-Incentive Fee Net Investment Income. For the three and nine months ended June 30, 2018, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee earned by GC Advisors as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 15.0%. For the three and nine months ended June 30, 2017, while still not fully through the catch-up provision of the Income Incentive Fee calculation, the Income Incentive Fee earned by GC Advisors as a percentage of Pre-Incentive Fee Net Investment Income was 15.0% and 14.7%, respectively.

We recorded an accrual for the capital gain incentive fee under GAAP of $0.1 million, or less than $0.01 per share, and $1.0 million, or $0.02 per share for the three and nine months ended June 30, 2018, respectively, and $0.1 million, or less than $0.01 per share, and $1.1 million, or $0.03 per share for the three and nine months ended June 30, 2017, respectively. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

As of June 30, 2018 and September 30, 2017, the cumulative capital gain incentive fee accrual in accordance with GAAP was $2.6 million and $1.7 million, respectively, of which $0 and $0, respectively, was payable as a Capital Gain Incentive Fee pursuant to the Investment Advisory Agreement.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.1 million from the three months ended June 30, 2017 to the three months ended June 30, 2018 and increased by $0.6 million from the nine months ended June 30, 2017 to nine months ended June 30, 2018. These increases are associated with increased costs to service a growing portfolio. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and nine months ended June 30, 2018 were $0.2 million and $1.0 million, respectively. Total expenses reimbursed by us to the Administrator for the three and nine months ended June 30, 2017 were $0.2 million and $1.0 million, respectively.

As of June 30, 2018 and September 30, 2017, included in accounts payable and accrued expenses were $0.4 million and $0.5 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In thousands)			(In thousands)
Net realized gain (loss) on investments	$2,510	$91	$2,419	$2,621	$422	$2,199
Foreign currency transactions	(56)	—	(56)	(73)	—	(73)
Net realized gain (loss) on investments and foreign currency transactions	$2,454	$91	$2,363	$2,548	$422	$2,126
Unrealized appreciation on investments	8,151	5,484	2,667	14,752	11,315	3,437
Unrealized (depreciation) on investments	(9,584)	(5,472)	(4,112)	(12,713)	(6,410)	(6,303)
Unrealized appreciation on investments in GCIC SLF (1)	—	—	—	1,406	162	1,244
Unrealized (depreciation) on investments in GCIC SLF (2)	(74)	(140)	66	—	—	—
Unrealized appreciation on foreign currency translation	113	—	113	113	—	113
Net change in unrealized appreciation (depreciation) on investments, investments in GCIC SLF, and foreign currency	$(1,394)	$(128)	$(1,266)	$3,558	$5,067	$(1,509)

(1)	Unrealized appreciation on investments in GCIC SLF includes our investment in LLC equity interests in GCIC SLF.

(2)	Unrealized (depreciation) on investments in GCIC SLF includes our investment in LLC equity interests in GCIC SLF.
For the three months ended June 30, 2018, we had a net realized gain on investments and foreign currency transactions of $2.5 million primarily due to realized gains on the sale of equity investments in three portfolio companies. For the nine months ended June 30, 2018, we had a net realized gain on investments and foreign currency transactions of $2.5 million primarily due to realized gains on the sale of equity investments in four portfolio companies and the sale of portfolio company investments to GCIC SLF that were offset by the realized loss on the write off of one non-accrual portfolio company investment.

For the three months ended June 30, 2018, we had $9.6 million in unrealized depreciation on 148 portfolio company investments, which was partially offset by $8.2 million in unrealized appreciation on 88 portfolio company investments. For the nine months ended June 30, 2018, we had $14.8 million in unrealized appreciation on 131 portfolio company investments, which was offset by $12.7 million in unrealized depreciation on 138 portfolio company investments. Unrealized depreciation primarily resulted from the reversal of the net unrealized appreciation associated with the sales of portfolio company investments, the amortization of discounts, and negative credit related adjustments that caused a reduction in fair value during the three and nine months ended June 30, 2018.

For the three months ended June 30, 2018, we had $0.1 million in unrealized depreciation on our investment in GCIC SLF LLC equity interests, which was primarily driven by net negative credit related adjustments associated with GCIC SLF's investment portfolio. For the nine months ended June 30, 2018, we had $1.4 million in unrealized appreciation on our investment in GCIC SLF LLC equity interests, which was driven by net positive credit related adjustments associated with GCIC SLF's investment portfolio.

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

Liquidity and Capital Resources

For the nine months ended June 30, 2018, we experienced a net decrease in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents of $12.2 million. During the period we used $181.4 million in operating activities, primarily as a result of fundings of portfolio investments of $563.7 million, partially offset by proceeds from principal payments and sales of portfolio investments of $332.5 million and net investment income of $52.9 million. Lastly, cash provided by financing activities was $169.2 million, primarily driven by borrowings on debt of $480.1 million and proceeds from the issuance of common shares of $102.4 million that were partially offset by repayments of debt of $402.5 million and distributions paid of $21.8 million.

For the nine months ended June 30, 2017, we experienced a net decrease in cash, cash equivalents and restricted cash and cash equivalents of $28.0 million. During the period we used $186.9 million in operating activities, primarily as a result of fundings of portfolio investments of $432.3 million, partially offset by proceeds from principal payments and sales of portfolio investments of $208.9 million and net investment income of $36.0 million. Lastly, cash provided by financing activities was $158.9 million, primarily driven by borrowings on debt of $397.9 million and proceeds from the issuance of common shares of $66.2 million that were partially offset by repayments of debt of $287.7 million and distributions paid of $17.2 million.

As of June 30, 2018 and September 30, 2017, we had cash, cash equivalents and foreign currencies of $9.6 million and $22.9 million, respectively. In addition, we had restricted cash and cash equivalents of $29.4 million and $28.3 million as of June 30, 2018 and September 30, 2017, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of June 30, 2018, $15.5 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the GCIC 2016 Debt Securitization, which is described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the GCIC 2016 Debt Securitization. As of June 30, 2018, $13.9 million of our restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility, as well as for the payment of interest expense and revolving debt of the Credit Facility.

As of June 30, 2018, the Credit Facility allowed GCIC Funding to borrow up to $500.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2018 and September 30, 2017, we had $420.3 million and $342.7 million outstanding under the Credit Facility, respectively. As of June 30, 2018 and September 30, 2017, subject to leverage and borrowing base restrictions, we had approximately $79.7 million and $77.3 million, respectively, of remaining commitments and $42.8 million and $59.0 million, respectively, of availability on the Credit Facility.

As of June 30, 2018, our revolving credit facility with Sumitomo Mitsui Banking Corporation as administrative agent, sole lead arranger and sole manager, or, as amended, the SMBC Revolver, allowed us to borrow up to $75.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of each of June 30, 2018 and September 30, 2017, we had $75.0 million outstanding under the SMBC Revolver. As of each of June 30, 2018 and September 30, 2017, subject to leverage and borrowing base restrictions, we had $0 of remaining commitments and $0 of availability under the SMBC Revolver.

As of June 30, 2018, we were permitted to borrow up to $40.0 million at any one time outstanding, under the terms of the revolving line of credit with GC Advisors, or, as amended, the Revolver. We entered into the Revolver in order to have the ability to borrow funds on a short-term basis and have in the past, and generally intend in the future, that borrowings under the Revolver will be repaid within the same quarter in which they are drawn. As of each of June 30, 2018 and September 30, 2017, we had no amounts outstanding under the Revolver.

On August 16, 2016, we completed the GCIC 2016 Debt Securitization in which the GCIC 2016 Issuer issued an aggregate of $410.1 million of notes, or the GCIC 2016 Notes, including $220.0 million of Class A GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 2.15%, $32.5 million of Class B GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.00%, $42.3 million of Class C GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.10%, and $28.6 million of Class D GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.25%, and $86.7 million of LLC equity interests in the GCIC 2016 Issuer that do not bear interest. We retained all of the Class C and Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 Issuer totaling $42.3 million, $28.6 million and $86.7 million, respectively. The Class A and Class B GCIC 2016 Notes are included in the June 30, 2018 and September 30, 2017 Consolidated Statements of Financial Condition as our debt and the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 issuer were eliminated in consolidation. As of each of June 30, 2018 and September 30, 2017, we had outstanding debt under the GCIC 2016 Debt Securitization of $252.5 million.

As of June 30, 2018 and September 30, 2017, we had investor capital subscriptions totaling $1,197.1 million and $1,301.6 million, respectively, of which $819.0 million and $716.0 million, respectively, had been called and contributed, leaving $378.1 million and $585.6 million of uncalled investor capital subscriptions, respectively. Prior to the completion of a public offering or other liquidity event, we expect to target a leverage ratio of between 0.85x to 0.90x and may issue capital calls to stock holders as our leverage ratio is at or approaching its target. GC Advisors has determined that it is possible that not all remaining undrawn commitments to purchase our common stock will be drawn prior to a public offering or other liquidity event, and as a result, we expect to reach agreements from time to time with one or more stockholders to cancel all or a portion of their remaining undrawn commitments. We do not expect such agreements to be material to us, individually or in the aggregate. On January 1, 2018 and April 1, 2018, we reached agreements to cancel undrawn subscriptions totaling $55.8 million and $20.7 million in the aggregate, respectively. Additionally, as of June 30, 2018 undrawn subscriptions totaling $28.0 million had expired pursuant to the terms of the respective subscription agreements. On May 4, 2018, our board of directors authorized us to negotiate from time to time certain repurchases shares of our common stock in an aggregate amount not to exceed $100 million at prices not in excess of the most recently computed net asset value of common stock at the time of any such repurchase. Effective July 1, 2018, we entered into agreements with certain stockholders to repurchase 1,706,418.667 shares of common stock at a net asset value per share of $15.00 totaling $25.6 million in the aggregate.

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act, or SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We are still evaluating the merits of operating with a higher leverage ratio, and have not sought or obtained either approval and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of June 30, 2018, our asset coverage for borrowed amounts was 217.4%.

As of June 30, 2018 and September 30, 2017, we had outstanding commitments to fund investments, excluding our investment in GCIC SLF, totaling $223.2 million and $133.6 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2018 and September 30, 2017, respectively, subject to the terms of each loan’s respective credit agreement. As of June 30, 2018, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility, SMBC Revolver and Revolver, ongoing principal repayments on debt investments assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2018 and September 30, 2017 we had investments in 181 and 165 portfolio companies, respectively, with a total fair value of $1,588.6 million and $1,347.6 million, respectively. As of June 30, 2018 and September 30, 2017, we had investments in GCIC SLF with a total fair value of $54.0 million and $50.1 million, respectively.

The following table shows the asset mix of our new investment commitments for the three and nine months ended June 30, 2018 and 2017:

	For the three months ended June 30,				For the nine months ended June 30,
	2018		2017		2018		2017
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$23,920	9.4%	$35,235	10.7%	$104,527	15.5%	$100,922	18.9%
One stop	227,445	89.4	291,173	88.6	549,495	81.8	419,265	78.7
Subordinated debt	218	0.1	—	—	218	0.0 *	11	0.0 *
LLC equity interests in GCIC SLF(1)	—	—	—	—	11,900	1.8	8,803	1.7
Equity	2,769	1.1	2,448	0.7	5,830	0.9	3,855	0.7
Total new investment commitments	$254,352	100.0%	$328,856	100.0%	$671,970	100.0%	$532,856	100.0%

* Represents an amount less than 0.1%.

(1)
GCIC SLF’s proceeds from the LLC equity interests were utilized by GCIC SLF to invest in senior secured loans. As of June 30, 2018, GCIC SLF had investments in senior secured loans to 37 different borrowers.

For the three and nine months ended June 30, 2018, we had approximately $134.5 million and $288.1 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and nine months ended June 30, 2018, we had sales of securities in four and 23 portfolio companies, respectively, aggregating approximately $6.0 million and $44.3 million, respectively, in net proceeds.

For the three and nine months ended June 30, 2017, we had approximately $109.1 million and $169.9 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies, excluding $34.9 million of proceeds from the repayment in full and termination of our investment in subordinated notes of GCIC SLF. For the three and nine months ended June 30, 2017, we had sales of securities in five and 20 portfolio companies, respectively, aggregating approximately $3.0 million and $39.0 million, respectively, in net proceeds.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2018 (1)			As of September 30, 2017 (1)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$200,274	$198,217	$196,835	$167,646	$165,642	$165,620
One stop:
Performing	1,359,014	1,341,873	1,354,611	1,167,906	1,151,903	1,160,964
Non-accrual (2)	13,232	12,994	9,892	1,101	1,076	311
Subordinated debt:
Performing	277	277	277	55	55	55
LLC equity interests in GCIC SLF (3)	N/A	52,294	54,004	N/A	49,800	50,104
Equity	N/A	22,040	27,016	N/A	17,733	20,647
Total	$1,572,797	$1,627,695	$1,642,635	$1,336,708	$1,386,209	$1,397,701

(1)	21 and 15 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of June 30, 2018 and September 30, 2017, respectively.

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
As of June 30, 2018, we had three debt investments on non-accrual status and non-accrual investments as a percentage of total investments at cost and fair value were 0.8% and 0.6%, respectively.  As of September 30, 2017, we had one debt investments on non-accrual status and non-accrual investments as a percentage of total investments at cost and fair value were both less than 0.1%. As of June 30, 2018 and September 30, 2017, the fair value of our debt investments as a percentage of the outstanding principal value was 99.3% and 99.3%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate investments and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and nine months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Weighted average rate of new investment fundings(1)	7.6%	7.4%	7.9%	7.2%
Weighted average spread over LIBOR of new floating rate investment fundings(1)	5.6%	6.2%	6.2%	6.0%
Weighted average rate of new fixed rate investment fundings	8.0%	7.5%	7.5%	7.5%
Weighted average fees of new investment fundings	0.9%	1.4%	1.2%	1.4%
Weighted average rate of sales and payoffs of portfolio investments(1)(2)	8.4%	7.7%	7.7%	7.2%
Weighted average annualized income yield (3)(4)	8.8%	7.9%	8.4%	7.7%

(1)	Excludes our subordinated note investment in GCIC SLF, which was redeemed on December 30, 2016.

(2)	Excludes exits on investments on non-accrual status.

(3)
Represents income from interest, including our subordinated note investment in GCIC SLF, and fees, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning debt investments and does not represent a return to any investor in us.

(4)
For the three and nine months ended June 30, 2018 and for the three months ending June 30, 2017, the weighted average annualized income yield does not reflect interest income from subordinated notes in GCIC SLF, which were redeemed on December 30, 2016.

As of June 30, 2018, 99.7% and 99.7% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2017, 99.8% and 99.8% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2018 and September 30, 2017, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding GCIC SLF and its underlying borrowers) was $26.8 million and $25.2 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2018 and September 30, 2017:

	June 30, 2018		September 30, 2017
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$199,587	12.1%	$22,656	1.6%
4	1,350,487	82.2	1,246,641	89.2
3	76,511	4.7	127,947	9.2
2	16,050	1.0	155	0.0 *
1	—	—	302	0.0 *
Total	$1,642,635	100.0%	$1,397,701	100.0%

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

As of June 30, 2018, GCIC SLF is capitalized by LLC equity interest subscriptions from its members. On December 14, 2016, the GCIC SLF investment committee approved the recapitalization of the commitments of GCIC SLF’s members. On December 30, 2016, GCIC SLF’s members entered into additional LLC equity interest subscriptions totaling $100.0 million, GCIC SLF issued capital calls totaling $39.9 million to us and Aurora and the subordinated notes previously issued by GCIC SLF were redeemed and terminated. As of June 30, 2018 and September 30, 2017, we and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests. GCIC SLF’s profits and losses are allocated to us and Aurora in accordance with our respective ownership interests.
As of June 30, 2018 and September 30, 2017, GCIC SLF had the following commitments from its members (in the aggregate):

	As of June 30, 2018		As of September 30, 2017
	Committed	Funded(1)	Committed	Funded(1)
	(In thousands)		(In thousands)
LLC equity commitments	$125,000	$59,764	$125,000	$56,914
Total	$125,000	$59,764	$125,000	$56,914

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

On October 21, 2015, GCIC Senior Loan Fund II LLC, or GCIC SLF II, a wholly-owned subsidiary of GCIC SLF, entered into a senior secured revolving credit facility, or, as amended, the GCIC SLF Credit Facility, with Wells Fargo Bank, N.A., which allowed GCIC SLF II to borrow up to $150.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. The reinvestment period of the GCIC SLF Credit Facility ends September 27, 2018, and the stated maturity date is September 28, 2022. As of June 30, 2018 and September 30, 2017, GCIC SLF II had outstanding debt under the GCIC SLF Credit Facility of $103.8 million and $108.2 million, respectively.

Through the reinvestment period, the GCIC SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.15% per annum, depending on the composition of the collateral asset portfolio. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the GCIC SLF Credit Facility.

As of June 30, 2018 and September 30, 2017, GCIC SLF had total assets at fair value of $165.1 million and $164.6 million, respectively. As of June 30, 2018 and September 30, 2017, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of June 30, 2018 and September 30, 2017, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $13.2 million and $10.0 million, respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of June 30, 2018 and September 30, 2017:

	As of June 30, 2018	As of September 30, 2017
	(Dollars in thousands)
Senior secured loans (1)	$162,539	$162,815
Weighted average current interest rate on senior secured loans (2)	7.5%	6.4%
Number of borrowers in GCIC SLF	37	40
Largest portfolio company investments (1)	$8,900	$8,928
Total of five largest portfolio company investments (1)	$38,793	$39,540

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

GCIC SLF Investment Portfolio as of June 30, 2018
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.8%	$1,341	$1,346
1A Smart Start LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.6	596	597
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.1	5,955	5,866
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.1	238	238
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	6.8	5,001	5,001
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.1	4,023	4,020
Captain D's, LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.6	5,963	5,963
Captain D's, LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.6	8	8
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.6	2,034	1,993
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.6	1,025	1,004
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.6	2,079	2,079
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.6	1,045	1,045
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.6	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.6	40	40
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	8.0	4,838	4,850
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	3,070	3,070
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	1,235	1,235
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	635	635
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	7.8	377	377
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	216	216
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	96	96
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	92	92
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	9.5	20	20
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.7	2,026	2,026
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	2,669	2,669
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	741	741
Flexan, LLC (3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.5	136	136
G & H Wire Company, Inc (3)	Healthcare, Education and Childcare	Senior loan	09/2023	7.8	5,955	5,955
Gamma Technologies, LLC (3)	Electronics	Senior loan	06/2024	7.6	4,389	4,351
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	8.8	4,887	4,887
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	1,973	1,973
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	103	103
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	55	55
Mills Fleet Farm Group LLC (3)	Retail Stores	Senior loan	02/2022	7.6	6,000	6,000
NBC Intermediate, LLC	Beverage, Food and Tobacco	Senior loan	09/2023	6.4	2,686	2,686
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	9.0	4,975	4,975
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	7.1	8,233	8,068
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.3	53	52
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.1	50	48
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	6.8	5,880	5,880
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.9	2,457	2,457
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.9	167	167
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.6	149	149

GCIC SLF Investment Portfolio as of June 30, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.9	$55	$55
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	12/2023	9.8	8,061	8,061
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	12/2023	9.8	149	149
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	5,985	5,985
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	626	626
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.1	543	543
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.8	3,306	3,306
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2021	6.8	33	33
Rubio's Restaurants, Inc (3)	Beverage, Food and Tobacco	Senior loan	10/2019	7.6	1,663	1,663
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.6	1,346	1,346
Saldon Holdings, Inc. (3)	Diversified/Conglomerate Service	Senior loan	09/2022	6.6	1,958	1,958
SEI, Inc. (3)	Electronics	Senior loan	07/2023	7.3	5,191	5,191
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.8	5,890	5,890
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	7.2	7,788	7,788
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	7.4	1,071	1,074
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	7.1	41	41
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	5,970	5,970
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	46	46
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	1,088	1,088
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.8	853	853
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.8	159	159
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.9	58	58
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.8	3,585	3,585
Vendor Credentialing Service LLC (3)	Diversified/Conglomerate Service	Senior loan	11/2021	8.1	5,939	5,939
WHCG Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	03/2023	7.3	2,185	2,185
WIRB-Copernicus Group, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2022	6.3	5,381	5,381
					$162,539	$162,200

(1)	Represents the weighted average annual current interest rate as of June 30, 2018. All interest rates are payable in cash.

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

As of each of June 30, 2018 and September 30, 2017, we have committed to fund $109.4 million of LLC equity interest subscriptions to GCIC SLF. As of June 30, 2018 and September 30, 2017, $52.3 million and $49.8 million, respectively, of our LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and nine months ended June 30, 2018, we received $1.6 million and $4.1 million, respectively, in dividend income from the GCIC SLF LLC equity interests. For the three and nine months ended June 30, 2017, we received $1.2 million and $2.9 million, respectively, in dividend income from the GCIC SLF LLC equity interests.

The subordinated notes issued by GCIC SLF and previously held by us were redeemed on December 30, 2016, and, therefore, no interest income was earned for the three and nine months ended June 30, 2018 and for the three months ended June 30, 2017. For the nine months ended June 30, 2017, we earned interest income of $0.7 million on the subordinated notes.

For the three and nine months ended June 30, 2018, we earned an annualized total return on our weighted average capital invested in GCIC SLF of 10.2% and 12.6%, respectively. For the three and nine months ended June 30, 2017, we earned an annualized total return on our weighted average capital invested in GCIC SLF of 8.2% and 9.4%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in GCIC SLF by the combined daily average of our investments in (1) the principal of the GCIC SLF subordinated notes, if any, and (2) the NAV of the GCIC SLF LLC equity interests.

See below for certain summarized financial information for GCIC SLF as of June 30, 2018 and September 30, 2017 and for the three and nine months ended June 30, 2018 and 2017:

	As of June 30, 2018	As of September 30, 2017
	(In thousands)
Selected Balance Sheet Information:
Investments, at fair value	$162,200	$161,522
Cash and other assets	2,923	3,029
Total assets	$165,123	$164,551
Senior credit facility	$103,750	$108,150
Unamortized debt issuance costs	(730)	(1,199)
Other liabilities	384	338
Total liabilities	103,404	107,289
Members’ equity	61,719	57,262
Total liabilities and members' equity	$165,123	$164,551

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Selected Statement of Operations Information:
Interest income	$3,241	$2,478	$9,274	$7,531
Fee income	—	—	7	—
Total investment income	3,241	2,478	9,281	7,531
Interest and other debt financing expense	1,307	961	3,783	3,577
Administrative service fee	63	57	179	163
Other expenses	26	25	84	73
Total expenses	1,396	1,043	4,046	3,813
Net investment income (loss)	1,845	1,435	5,235	3,718
Net change in unrealized appreciation (depreciation) on investments	(54)	(205)	1,018	(242)
Net increase in members' equity	$1,791	$1,230	$6,253	$3,476

Prior to their termination, GCIC SLF elected to fair value the subordinated notes issued to us and Aurora under ASC Topic 825 — Financial Instruments, or ASC Topic 825. The subordinated notes were valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For the nine months ended June 30, 2017, GCIC SLF did not recognize unrealized appreciation or depreciation on the subordinated notes, which were redeemed by GCIC SLF on December 30, 2016.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of June 30, 2018 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2016 Debt Securitization	$252.5	$—	$—	$—	$252.5
Credit Facility	420.3	—	—	420.3	—
SMBC Revolver	75.0	75.0	—	—	—
Revolver	—	—	—	—	—
Other short-term borrowings	12.3	12.3	—	—	—
Unfunded commitments (1)	223.2	223.2	—	—	—
Total contractual obligations	$983.3	$310.5	$—	$420.3	$252.5

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in GCIC SLF, as of June 30, 2018. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of June 30, 2018, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2018 and September 30, 2017, we had outstanding commitments to fund investments, excluding our investments in GCIC SLF, totaling $223.2 million and $133.6 million, respectively. We had commitments of up to $57.1 million and $59.6 million to GCIC SLF as of June 30, 2018 and September 30, 2017,

respectively, which may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during each of the three and nine months ended June 30, 2018 and 2017. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of June 30, 2018 and September 30, 2017, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $9.9 million and $0.3 million as of June 30, 2018 and September 30, 2017, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2018 and September 30, 2017, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.00% and 1.00%, respectively. In addition, the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily, the SMBC Revolver has a floating interest rate provision based on one-month LIBOR that resets monthly, and the Class A and B GCIC 2016 Notes issued as part of the GCIC 2016 Debt Securitization have floating interest rate provisions based on three-month LIBOR that reset quarterly. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of June 30, 2018 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(3,678)	$(1,869)	$(1,809)
Up 50 basis points	7,356	3,739	3,617
Up 100 basis points	14,712	7,478	7,234
Up 150 basis points	22,067	11,216	10,851
Up 200 basis points	29,423	14,955	14,468

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2018, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the GCIC 2016 Debt Securitization, the Credit Facility, the Revolver, the SMBC Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4: Controls and Procedures.

As of June 30, 2018 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings.

We, GC Advisors and Golub Capital LLC may, from time to time, be involved in legal and regulatory proceedings arising out of our respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and Golub Capital LLC do not believe it is currently subject to any material legal proceedings.

Item 1A: Risk Factors.

There have been no material changes during the three months ended June 30, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2017 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1
Amended and Restated Revolving Credit Agreement, dated as of May 17, 2018, by and between Golub Capital Investment Corporation, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent, sole lead arranger and sole manager (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01128), filed on May 22, 2018).

10.2
Sixth Amendment to Amended and Restated Loan and Servicing Agreement, First Amendment to Collection Account Agreement and First Amendment to Unfunded Exposure Account Agreement, dated as of May 25, 2018, by and among GCIC Funding LLC, as the borrower; Golub Capital Investment Corporation, as the transferor; GC Advisors LLC, as the servicer; the institutional lenders identified on the signature pages thereto; Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian, and administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01128), filed on May 25, 2018).

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

Golub Capital Investment Corporation

Dated: August 10, 2018	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2018	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)