Form 10-K
period 2018-09-30
GOLUB CAPITAL INVESTMENT Corp
filed 2018-11-28
CIK 1627515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
As of September 30, 2018, there was no established public market for the Registrant's common stock.
The number of shares of the Registrant's common stock, $0.001 par value, outstanding as of November 28, 2018 is 67,103,001.653.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2018.

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

•
“GCIC SLF” refers to GCIC Senior Loan Fund LLC, an unconsolidated Delaware LLC, in which we co-invest with an unaffiliated third party, currently Aurora National Life Assurance Company, or Aurora, primarily in senior secured loans of middle-market companies. GCIC SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of GCIC SLF must be approved by the GCIC SLF investment committee, which presently consists of two representatives of each of the members (with unanimous approval required from either (i) one representative of each of us and Aurora or (ii) both representatives of each of us and Aurora). As of September 30, 2018 we owned 87.5% of the LLC equity interests of GCIC SLF. As of September 30, 2018, GCIC SLF had LLC equity interest subscriptions from its members totaling $125.0 million, of which we have committed to fund $109.4 million;

•
“Credit Facility” refers to the senior secured revolving credit facility that GCIC Funding originally entered into on October 10, 2014 with Wells Fargo Securities, LLC as administrative agent, and Wells Fargo Bank, N.A., as lender, as most recently amended on November 2, 2018, that currently allows for borrowing up to $550.0 million and that bears interest at a rate of one-month LIBOR plus 2.15% per annum through the maturity date, May 25, 2023.

•	“Revolver” refers to the $40.0 million revolving line of credit with GC Advisors;

•
“SMBC Revolver” refers to the $75.0 million revolving credit facility that GCIC entered into on May 17, 2018 with Sumitomo Mitsui Banking Corporation as administrative agent, sole lead arranger and sole manager;

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

We were formed in September 2014 to make investments and generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. We commenced operations on December 31, 2014. We structure our one stop loans as senior secured loans, and we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of the portfolio company. In many cases, we, together with our affiliates, are the sole lenders of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

In this annual report, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than $100.0 million annually.

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $25.0 billion in capital under management as of September 30, 2018, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

Information Available

Our address is 666 Fifth Avenue, 18th Floor, New York, NY 10103 and our phone number is (212) 750-6060.

The U.S. Securities and Exchange Commission, or SEC, maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at publicinfo@sec.gov, or by writing the SEC's Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549-0102. You may also read and copy such reports, proxies and information statements at the SEC’s Public Reference Room. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-202-551-8090.

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

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of September 30, 2018, Golub Capital had over $25.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 250 middle-market sponsors and repeat transactions with over 160 sponsors.

Golub Capital’s middle-market lending group is managed by a four-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman and Gregory W. Cashman. As of September 30, 2018, Golub Capital’s more than 100 investment professionals had an average of over 12 years of investment experience and were supported by more than 250 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Investment Criteria/Guidelines

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop and other senior secured loans of U.S. middle market companies. We seek to generate strong risk-adjusted net returns by assembling a portfolio of investments across a broad range of industries and private equity investors.

We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We may also make opportunistic loans to independently owned and publicly held middle-market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

•	annual EBITDA of less than $100.0 million annually;

•	sustainable leading positions in their respective markets;

•	scalable revenues and operating cash flow;

•	experienced management teams with successful track records;

•	stable, predictable cash flows with low technology and market risks;

•	a substantial equity cushion in the form of capital ranking junior to our investment;

•	low capital expenditures requirements;

•	a North American base of operations;

•	strong customer relationships;

•	products, services or distribution channels having distinctive competitive advantages;

•	defensible niche strategy or other barriers to entry; and

•	demonstrated growth strategies.

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

Underwriting. We utilize the systematic, consistent approach to underwriting developed by Golub Capital, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (1) strong and resilient underlying business fundamentals, (2) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (3) a conclusion that overall “downside” risk is manageable. While the size of our equity cushion will vary over time and across industries, the equity cushion generally sought by GC Advisors today is between 35% and 50% of total portfolio capitalization. We generally focus on the criteria developed by Golub Capital for evaluating prospective portfolio companies, and we put more emphasis on credit considerations (such as (1) loan-to-value ratio (which is the amount of our loan divided by the enterprise value of the company in which we are investing), (2) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (3) the ability of the company to service its fixed charge obligations under a variety of scenarios and (4) its anticipated strategic value in a downturn) than on profit potential and loan pricing. Our due diligence process for middle-market credits will typically entail:

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$104,563	6.3%	$22,656	1.6%
4	1,439,656	86.0	1,246,641	89.2
3	110,695	6.6	127,947	9.2
2	18,813	1.1	155	0.0*
1	711	0.0 *	302	0.0*
Total	$1,674,438	100.0%	$1,397,701	100.0%

*	Represents an amount less than 0.1%.

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

GCIC Senior Loan Fund. We have invested in GCIC SLF, which as of September 30, 2018, consisted of a portfolio of loans to different borrowers in industries similar to the companies in our portfolio. GCIC SLF invests primarily in senior secured loans of middle market companies, which debt securities are expected to be secured by a first lien on some or all of the issuer’s assets, including traditional senior debt and any related revolving or similar credit facility, in generally the same manner as our senior secured and one stop loans. SLF may also invest in more liquid senior secured loans.

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

Investments

We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2018, as well as the top ten industries in which we were invested as of September 30, 2018, in each case excluding GCIC SLF, calculated as a percentage of our total investments as of such date.

Portfolio Company	Fair Value of Investments (In thousands)	Percentage of Total Investments
Diligent Corporation	$49,298	2.9%
Transaction Data Systems, Inc.	46,149	2.8
Clarkson Eyecare LLC	43,215	2.6
Sovos Compliance	40,027	2.4
MRI Software LLC	39,381	2.4
Quickbase, Inc.	38,752	2.3
DCA Investment Holding, LLC	37,245	2.2
Pet Holdings ULC	33,036	2.0
Eyecare Services Partners Holdings LLC	31,679	1.9
Saba Software, Inc.	29,396	1.8
	$388,178	23.3%

Industry	Fair Value of Investments (In thousands)	Percentage of Total Investments
Diversified/Conglomerate Service	$532,571	31.8%
Healthcare, Education and Childcare	316,305	18.9
Electronics	136,119	8.1
Beverage, Food and Tobacco	99,054	5.9
Retail Stores	89,072	5.3
Personal, Food and Miscellaneous Services	76,775	4.6
Insurance	59,643	3.6
Leisure, Amusement, Motion Pictures, Entertainment	55,000	3.3
Diversified/Conglomerate Manufacturing	54,681	3.3
Buildings and Real Estate	48,701	2.9
	$1,467,921	87.7%

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

MANAGEMENT AGREEMENTS

GC Advisors is located at 666 Fifth Avenue, 18th Floor, New York, NY 10103. GC Advisors is registered as an investment adviser under the Advisers Act. The beneficial interests in GC Advisors are majority owned, indirectly, by two affiliated trusts. The trustees of those trusts are Stephen A. Kepniss and David L. Finegold. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, GC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, GC Advisors:

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

The base management fee is calculated at an annual rate equal to the lesser of (a) 1.50% or (b) the base management fee of Golub Capital BDC, Inc. (currently 1.375%) in either case on the fair value of our average adjusted gross assets at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents but including assets purchased with borrowed funds securitization-related assets and cash collateral on deposit with custodian) and is payable quarterly in arrears. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For periods prior to a Liquidity Event, GC Advisors has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of our average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement and as described above. As used in this annual report, the term “Liquidity Event” means the earlier of (1) the date of the pricing of an initial public offering or listing on a national securities exchange of our securities, (2) a distribution to our stockholders of either (a) cash proceeds from an orderly liquidation of our investments or (b) securities or other assets of ours as a distribution-in-kind, or (3) a sale of all or substantially all of our assets to, or other liquidity event with, an entity for consideration of either cash and/or publicly listed securities of the acquirer.

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

There was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the years ended September 30, 2018 and 2017. However, in accordance with U.S. generally accepted accounting principles, or GAAP, we are required to accrue for the Capital Gain Incentive Fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments when calculating the capital gain incentive fee accrual, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 15.0% of such amount prior to the closing of a Liquidity Event (20.0% following the closing of a Liquidity Event), less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through September 30, 2018, we have not made any Capital Gain Incentive Fee payments. For the years ended September 30, 2018, 2017 and 2016, we accrued a capital gain incentive fee under GAAP of $0.6 million, $1.0 million, and $0.6 million, respectively.

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

Example 1 - Income Incentive Fee (1):

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

Payment of Our Expenses

All investment professionals of GC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by GC Advisors and/or its affiliates and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Expenses.”

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

Board Approval of the Investment Advisory Agreement

At a meeting of our board of directors held in May 2018, our board of directors voted unanimously to reapprove the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•	the nature, extent and quality of services provided to us by GC Advisors;

•	the relative investment performance of us since April 1, 2017 and since over inception;

•	the fees paid by other comparable business development companies; and

•	various other matters.

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

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Our board of directors reviews the expenses reimbursed to the Administrator, including any allocation of expenses among us and other entities for which the Administrator provides similar services, to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2018, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the diversification tests described in section 851(b)(3) of the Code in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. GC Advisors will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. The Small Business Credit Availability Act, or SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We are still evaluating the merits of operating with a higher leverage ratio, and have not sought or obtained approval, and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a) of the 1940 Act. As of September 30, 2018, our asset coverage for borrowed amounts was 221.8%.

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

Proxy Voting Records

You may obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2018 by making a written request for proxy voting information to: Golub Capital Investment Corporation, Attention: Investor Relations, 666 Fifth Avenue, 18th Floor, New York, NY 10103, or by calling Golub Capital Investment Corporation collect at (212) 750-6060.

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

•
our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which without the exemption described below under the JOBS Act (as defined below), must be audited by our independent registered public accounting firm; and

•
our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we have elected not to use this extended transition period for complying with any new or revised financial accounting standards.

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
then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute as dividends for U.S. federal income tax purposes to our stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as dividends to our stockholders.

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

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those taxable years. Furthermore, a portfolio company in which we hold equity or debt instruments may face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income.

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

Some of the income and fees that we may recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized for in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be subject to U.S. corporate income tax as well as state and local tax on their earnings, which ultimately will reduce our return on such income and fees.

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

Since the economic downturn that began in mid-2007, interest rates have remained low. Because longer-term inflationary pressure is likely to result from the U.S. government’s fiscal policies and challenges during this time, we will likely experience rising interest rates, rather than falling rates, and have experienced increases to LIBOR in 2018.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

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

In the course of our investing activities, we pay management and incentive fees to GC Advisors. The management fee is based on our average adjusted gross assets and the incentive fee is computed and paid on income, both of which include leverage. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our average adjusted gross assets, GC Advisors benefits when we incur debt or use leverage. Under certain circumstances, the use of leverage may increase the likelihood of default, which would negatively impact our securityholders.

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

In order to be subject to tax as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our securityholders. See “Business - Taxation as a RIC.”

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% upon receipt of certain approvals and subject to certain disclosure requirements) of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. We do not, however, anticipate issuing debt securities in the next twelve months. As of September 30, 2018, we had $762 million of outstanding borrowings, including $252.5 million outstanding under the GCIC 2016 Debt Securitization.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and holders of our common stock might experience dilution.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2018, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-21.75%	-12.53%	-3.31%	5.91%	15.13%

(1)
Assumes $1,719.1 million in total assets, $762.3 million in debt outstanding and $932.2 million in net assets as of September 30, 2018 and an effective annual interest rate of 4.05% as of September 30, 2018.

Based on our outstanding indebtedness of $762.3 million as of September 30, 2018 and the effective annual interest rate of 4.05% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.79% to cover annual interest payments on the outstanding debt.

New legislation may permit us to incur additional leverage.

Business development companies are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, the SBCAA amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the date after such stockholder approval. If we were to receive either the requisite stockholder or board approval and comply with the applicable disclosure requirements, we would be able to incur additional indebtedness, which may increase our risks related to leverage. In addition, our management fee is based on our average adjusted gross assets, which includes leverage and, as a result, if we were to incur additional leverage, management fees paid to GC Advisors would increase. We are still evaluating the merits of operating with a higher leverage ratio, and have not sought or obtained approval, and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a) of the 1940 Act.

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

We have and may enter into reverse repurchase agreements as part of our management of our temporary investment portfolio. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.

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

The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

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

In particular the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, impacts many aspects of the financial services industry and it requires the development and adoption of many implementing regulations over the next several years. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. President Trump and certain members of Congress have indicated that they will seek to amend or repeal portions of Dodd-Frank and to overhaul the Code, among other federal laws, which may create regulatory uncertainty in the near term, and in March 2018 the U.S. Senate passed a bill that eased financial regulations and reduced oversight for certain entities. While the impact of Dodd-Frank and any federal tax reform legislation on us and our portfolio companies may not be known for an extended period of time, Dodd-Frank and any tax reform enacted as law, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

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

On October 21, 2014, U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank (the "U.S. Risk Retention Rules") were issued and became effective with respect to collateralized loan obligation ("CLOs") on December 24, 2016. The U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as CLOs, in the absence of an exemption, to retain an economic interest, or the Retention Interest, in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. Risk Retention Rules, we sought no-action relief to ensure that we could engage in CLO financing under the 1940 Act and the risk retention rules mandated by Section 941 of Dodd-Frank. On September 7, 2018 we received a no-action letter from the staff (the “Staff”) of the Division of Investment Management of the SEC that states that the Staff would not recommend that the SEC take any enforcement action under Section 57(a) of the1940 Act, or Rule 17d-1 under the 1940 Act against us or GC Advisors if we were to acquire CLO equity as a Retention Interest in the manner described in a letter submitted to the Staff on behalf of us.

However, the no-action relief we received did not address whether or not the CLO transactions described therein would satisfy the requirements of the U.S. Risk Retention Rules. As a general matter, available interpretive authority to date addressing the U.S. Risk Retention Rules applicable to CLOs is limited, and there is limited judicial decisional authority or applicable agency interpretation that has directly addressed any of the risk retention approaches taken with respect to CLOs. Accordingly, there can be no assurance that the applicable federal agencies will agree that any CLO transaction we undertake, or the manner in which we hold any retention interests, complies with the U.S. Risk Retention Rules. If we ever determined that undertaking CLO transactions would subject us or any of our affiliates to unacceptable regulatory risk, our ability to execute CLOs may be limited or otherwise curtailed. Given the more attractive financing costs associated with these types of debt securitization as opposed to other types of financing available (such as traditional senior secured facilities), this would, in turn, increase our financing costs. Any associated increase in financing costs would ultimately be borne by our common stockholders.

On February 3, 2017, President Trump signed Executive Order 13772 announcing the Administration's policy to regulate the U.S. financial system in a manner consistent with certain "Core Principles," including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations or other government policies that inhibit federal regulation of the U.S. financial system. On June 12, 2017, the U.S. Department of the Treasury published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. Subsequent reports are expected to address: retail and institutional investment products and vehicles; non-bank financial institutions; financial technology; and financial innovation.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. income tax rules applicable to both individuals and entities, including corporations. The Tax Cuts and Jobs Act includes provisions that, among other things, reduce the U.S. corporate tax rate from 35 percent to 21 percent, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income, repeal the corporate alternative minimum tax and make extensive changes to the U.S. international tax system. The Tax Cuts and Jobs Act is complex and far-reaching, and we cannot predict the impact its enactment will have on us, our subsidiaries, our portfolio companies and the holders of our securities.

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of "systemically important financial institutions" or "SIFIs" subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On
May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

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

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Although we are still evaluating the JOBS Act, we may take advantage of some or all of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our common stock less attractive, which could reduce the market value of our shares. For example, while we are an emerging growth company and/or a non-accelerated filer within the meaning of the Exchange Act, we may take advantage of exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and an extended transition period available to emerging growth companies to comply with “new or revised accounting standards.”

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

We incur significant costs as a result of having securities registered under the Exchange Act.

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

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As a result, we incur additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot ensure that our evaluation, testing and remediation process is effective or that our internal control over financial reporting will be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities would be adversely affected.

We are highly dependent on information systems and systems failures or cyber attacks could significantly disrupt our business, which may, in turn, negatively affect the value of our common stock and our ability to pay distributions.

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

Our business and operations could be negatively affected if we become subject to stockholder activism, which could cause us to incur significant expense, hinder the execution of our investment strategy or impact our stock price.

Stockholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our board of directors, or arise in a variety of situations, has been increasing in the business development company space recently. While we are currently not subject to any stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of stockholder activism. Stockholder activism could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we may be required to incur significant legal and other expenses related to any activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and have done so for an extended period of time. To the extent that we operate as a non-diversified investment company in the future, we may be subject to greater risk.

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

Under the Investment Advisory Agreement and the collateral management agreement for the GCIC 2016 Debt Securitization, GC Advisors does not assume any responsibility to us other than to render the services called for under those agreements, and it is not responsible for any action of our board of directors in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement and collateral management agreement, GC Advisors, its officers, members, personnel, and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement and the collateral management agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement and the collateral management agreement. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement and the collateral management agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement and the collateral management agreement. These protections may lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Although we expect most of our investments will be U.S. dollar denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2018, we were invested in securities of four non-U.S. companies. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we may invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act.

We may expose ourselves to risks if we engage in hedging transactions.

We have and may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the CFTC.

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

Holders

As of November 28, 2018, we had 310 stockholders of record.

Distributions

To the extent that we have income available, we intend to make periodic distributions to our stockholders. Our distributions, if any, are determined by our board of directors. Any distributions to our stockholders will be declared out of assets legally available for distribution.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data of Golub Capital Investment Corporation as of and for the years ended September 30, 2018, 2017 and 2016 is derived from the consolidated financial statements that have been audited by Ernst & Young LLP, independent registered public accounting firm. The following selected consolidated financial data of Golub Capital Investment Corporation as of and for the year ended September 30, 2015 and the period ended September 30, 2014 by RSM US LLP (formerly McGladrey LLP through October 25, 2015), independent registered public accounting firm. The financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Golub Capital Investment Corporation
	As of and for the years ended September 30,				Period from September 22, 2014 (Inception) to September 30, 2014
	2018	2017	2016	2015
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$139,381	$98,478	$57,379	$19,401	$—
Base management fee	21,548	16,674	10,195	3,820	—
Incentive fee	18,312	11,406	5,923	1,239	—
Interest and other debt financing expenses	31,333	22,535	11,932	3,731	—
All other expenses	4,343	3,574	2,140	1,147	—
Base management fee waiver	(5,877)	(4,547)	(2,780)	(1,042)	—
Incentive fee waiver	(4,463)	(1,468)	(387)	—	—
Net investment income	74,185	50,304	30,356	10,506	—
Net realized gain (loss) on investments, secured borrowings, and foreign currency transactions	3,716	1,419	856	42	—
Net change in unrealized appreciation (depreciation) on investments, secured borrowings and foreign currency translation	(132)	3,158	5,855	2,479	—
Net increase/(decrease) in net assets resulting from operations	77,769	54,881	37,067	13,027	—

Per share data:
Net asset value	$15.00	$15.00	$15.00	$15.00	$15.00
Net investment income	1.31	1.13	1.06	0.76	—
Net realized gain (loss) on investments	0.07	0.03	0.03	—	—
Net change in unrealized appreciation (depreciation) on investments	(0.00)*	0.08	0.20	0.18	—
Net increase/(decrease) in net assets resulting from operations	1.38	1.24	1.29	0.94	—
Per share distributions declared (1)	1.38	1.24	1.26	0.89	—
From net investment income	(1.38)	(1.24)	(1.26)	(0.89)	—
From capital gains	—	(0.00)*	—	—	—
Other (2)	—	—	(0.03)	(0.05)	—
Dollar amount of distributions declared (1)	77,769	54,881	37,067	13,027	—
From net investment income	65,929	46,642	27,198	8,155	—
Distributions declared and payable	11,840	8,239	9,869	4,872	—

Balance Sheet data at period end:
Investments, at fair value	$1,674,438	$1,397,701	$1,069,710	$551,878	$—
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents	38,516	51,131	75,731	12,892	10
Other assets(3)	6,107	6,263	3,557	2,469
Total assets(3)	1,719,061	1,455,095	1,148,998	567,239	10
Total debt	762,330	670,200	520,600	249,700
Total liabilities(3)	786,852	686,875	532,691	254,592	—
Total net assets	932,209	768,220	616,307	312,647	10
Other data:
Weighted average yield on income producing investments at fair value(4)(5)	8.4%	7.7%	7.4%	6.9%	N/A
Number of portfolio companies at period end	186	167	158	141	N/A

*	Represents an amount less than $0.01 per share.

(1)	The per share data and dollar amount for distributions declared reflect the amount of distributions paid or payable with a record date during the applicable period.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. In this report, “we,” “us,” “our” and “GCIC” refer to Golub Capital Investment Corporation and its consolidated subsidiaries.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” ”predict,” “potential,” “plan” or similar words. The forward looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this annual report on Form 10-K.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $25.0 billion in capital under management as of September 30, 2018, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under the Investment Advisory Agreement, which was most recently reapproved by our board of directors in May 2018, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC.

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

As of September 30, 2018 and 2017, our portfolio at fair value was comprised of the following:

	As of September 30, 2018		As of September 30, 2017
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$211,035	12.6%	$165,620	11.8%
One stop	1,384,902	82.7	1,161,275	83.1
Subordinated debt	280	0.0 *	55	0.0 *
LLC equity interests in GCIC SLF(1)	49,939	3.0	50,104	3.6
Equity	28,282	1.7	20,647	1.5
Total	$1,674,438	100.0%	$1,397,701	100.0%

* Represents an amount less than 0.1%

(1)	Proceeds from the LLC equity interests invested in GCIC SLF were utilized by GCIC SLF to invest in senior secured loans.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2018 and 2017, one stop loans included $134.9 million and $67.7 million, respectively, of late stage lending loans at fair value.

As of September 30, 2018 and 2017, we had debt and equity investments in 186 and 167 portfolio companies, respectively, and an investment in GCIC SLF.

The weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the years ended September 30, 2018, 2017 and 2016 was as follows:

	For the years ended September 30,
	2018	2017	2016
Weighted average income yield(1)(2)	8.4%	7.7%	7.4%
Weighted average investment income yield(1)(3)	9.2%	8.2%	7.8%
Total return based on average net asset value(4)	9.2%	8.3%	9.2%
Total return based on net asset value per share(5)	9.6%	8.5%	8.7%

(1)
For the years ended September 30, 2018 and 2017 the weighted average income yield and weighted average investment income yield do not reflect interest income from subordinated notes in GCIC SLF, which were redeemed on December 30, 2016.

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

As of September 30, 2018, GCIC has earned an inception-to-date internal rate of return, or IRR, of 9.0% for stockholders taken as a whole. For the years ended September 30, 2018, 2017, and 2016 GCIC has earned a year-to-date IRR of 9.5%, 8.5%, and 8.9% respectively, for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On August 7, 2018 and November 27, 2018, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 17, 2018	December 28, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2018 through October 31, 2018 per share
November 28, 2018	December 28, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period November 1, 2018 through November 30, 2018 per share
December 26, 2018	February 27, 2019	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period December 1, 2018 through December 31, 2018 per share
January 21, 2019	February 27, 2019	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period January 1, 2019 through January 31, 2019 per share

We issued capital calls to stockholders that were due on October 15, 2018 and November 26, 2018, which are summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds (in thousands)
Issuance of shares	10/15/2018	2,018,759.065	$15.00	$30,281
Issuance of shares	11/26/2018	2,497,171.129	$15.00	$37,458

On November 2, 2018, GCIC Funding, a wholly-owned subsidiary of ours, entered into a joinder supplement, or the Joinder Supplement, to the documents governing the Credit Facility. The Joinder Supplement was effective as of November 2, 2018 and increased the size of the Credit Facility from $500 million to $550 million.

On November 19, 2018, we announced that S&P Global Ratings, or S&P, and Fitch Ratings, or Fitch, each intends to issue presale reports regarding the approximately $900 million term debt securitization, or the GCIC 2018 Debt Securitization, to be completed by us. The presale report issued by S&P is expected to be publicly available on the website of S&P, www.standardandpoors.com, until final ratings that will be issued by S&P are withdrawn, and the presale report issued by Fitch is expected to be publicly available on the website of Fitch, www.fitchratings.com, for 14 days from the date of issuance. Each of S&P and Fitch also intends to publish preliminary ratings of the notes to be issued in the GCIC 2018 Debt Securitization. The preliminary ratings assigned by S&P are expected to be publicly available on the website of S&P, www.standardandpoors.com, from the date of issuance until they are replaced with final ratings, and the preliminary ratings assigned by Fitch are expected to be publicly available on the website of Fitch, www.fitchratings.com, from the date of issuance until they are replaced with final ratings. We make no representation or warranty regarding the completeness, accuracy or availability of the information contained in the presale reports or preliminary ratings, and readers should not place undue reliance on such information. In addition, a securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time.

On November 27, 2018, we issued 439,833.975 shares of common stock through the DRIP.

On November 27, 2018, we entered into a definitive agreement to merge with GBDC with GBDC as the surviving entity. Our board of directors and the board of directors of GBDC, including all of the respective independent directors, have approved the merger agreement and the transactions contemplated therein. Under the terms of the proposed merger, our stockholders will receive 0.865 shares of GBDC for each of our shares, subject to adjustment only in the event of reclassification, recapitalization, or similar transaction by either company. The combined company will remain externally managed by GC Advisors. The combined company will trade under the ticker GBDC on the Nasdaq Global Select Market and all current GBDC officers and directors will remain in their current roles after closing of the merger. Consummation of the proposed merger is subject to our and GBDC stockholder's approvals, customary regulatory approvals and other closing conditions. Assuming satisfaction of these conditions, the transaction is expected to close in the first half of 2019.

As a result of the merger, we will be subject to certain additional risks, which will be set forth in the joint proxy statement/prospectus for the merger that we anticipate filing with the SEC in December 2018.

Market Trends

We have identified the following trends that may affect our business:

Target Market. We believe that small and middle-market companies in the United States with annual revenues between $10.0 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us.

Specialized Lending Requirements. We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the experience of our management team, lending to U.S. middle-market companies (1) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (2) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and (3) may also require more extensive ongoing monitoring by the lender.

Demand for Debt Capital. We believe there is a large pool of uninvested private equity capital for middle-market companies. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and subordinated debt from other sources, such as us.

Competition from Bank Lenders. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We believe these factors may result in opportunities for alternative funding sources to middle-market companies and therefore more market opportunities for us.

Market Environment: We believe that as part of the path of economic recovery following the credit crisis, there has been increased competition for new middle-market investments due to some new non-bank finance companies that have entered the market and due to improving financial performance of middle-market companies. However, we believe that our scale and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.
Consolidated Results of Operations

Consolidated operating results for the years ended September 30, 2018, 2017 and 2016 are as follows:

	For the years ended September 30,			Variances
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In thousands)
Interest income	$120,632	$86,697	$50,432	$33,935	$36,265
Income from accretion of discounts and origination fees	9,764	5,895	3,303	3,869	2,592
Interest and dividend income from investments in GCIC SLF (1)	5,647	4,682	3,023	965	1,659
Dividend income	80	158	67	(78)	91
Fee income	3,258	1,046	554	2,212	492
Total investment income	139,381	98,478	57,379	40,903	41,099
Net expenses	65,196	48,174	27,023	17,022	21,151
Net investment income	74,185	50,304	30,356	23,881	19,948
Net realized gain (loss) on investments and foreign currency transactions	3,716	1,419	856	2,297	563
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(132)	3,158	5,855	(3,290)	(2,697)
Net increase in net assets resulting from operations	$77,769	$54,881	$37,067	$22,888	$17,814
Average earning debt investments, at fair value	$1,454,487	$1,136,286	$695,078	$318,201	$441,208
Average investment in subordinated notes of GCIC SLF, at fair value	—	8,609	32,022	(8,609)	(23,413)
Average earning portfolio company investments, at fair value (2)	$1,454,487	$1,144,895	$727,100	$309,592	$417,795

(1)
The investments in GCIC SLF include our investments in LLC equity interests in GCIC SLF for the year ended September 30, 2018. For the years ended September 30, 2017 and 2016, the investments in GCIC SLF include our investments in both subordinated notes (prior to their redemption by GCIC SLF on December 30, 2016) and LLC equity interests in GCIC SLF.

(2)	Does not include our investment in LLC equity interests in GCIC SLF.
Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from September 30, 2017 to September 30, 2018 and from September 30, 2016 to September 30, 2017. As a result, annual comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the year ended September 30, 2017 to the year ended September 30, 2018 by $40.9 million primarily as a result of an increase in the average earning debt investment balance, which is the average balance of accruing loans in our investment portfolio, of $318.2 million, an increase in the LIBOR, as well as increases in dividend income from investments in GCIC SLF, prepayment fee income and accretion of discounts and origination fees resulting from increased debt investment payoffs. Investment income increased from the year ended September 30, 2016 to the year ended September 30, 2017 by $41.1 million primarily as a result of an increase in the average earning investment balance, which is the average balance of accruing loans, in our investment portfolio of $441.2 million and increases in prepayment fee income and accretion of discounts resulting from increased debt investment payoffs.

The income yield by debt security type for the years ended September 30, 2018, 2017 and 2016 was as follows:

	For the years ended September 30,
	2018	2017	2016
Senior secured	7.1%	6.4%	6.2%
One stop	8.6%	7.9%	7.5%
Subordinated debt	14.3%	19.8%	19.8%
Subordinated notes in GCIC SLF (1)	N/A	8.5%	8.4%

(1)	GCIC SLF’s proceeds from the subordinated notes were utilized by GCIC SLF to invest in senior secured loans. GCIC SLF redeemed the outstanding balance on the subordinated notes on December 30, 2016.
Income yields on one stop and senior secured loans increased for the year ended September 30, 2018 primarily due to the rise in LIBOR. As of September 30, 2018, we have two subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, annual income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the years ended September 30, 2018, 2017 and 2016:

	For the years ended September 30,			Variances
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In thousands)
Interest and other debt financing expenses	$29,331	$19,389	$9,642	$9,942	$9,747
Amortization of debt issuance costs	2,002	3,146	2,290	(1,144)	856
Base management fee, net of waiver	15,671	12,127	7,415	3,544	4,712
Income Incentive Fee, net of waiver	13,205	8,891	4,912	4,314	3,979
Capital gain incentive fee, net of waiver	644	1,047	624	(403)	423
Professional fees	2,014	1,919	1,122	95	797
Administrative service fee	2,119	1,554	941	565	613
General and administrative expenses	210	101	77	109	24
Net expenses	$65,196	$48,174	$27,023	$17,022	$21,151
Average debt outstanding	$723,389	$574,927	$339,487	$148,462	$235,440

Interest Expense

Interest and other debt financing expenses increased by $9.9 million from the year ended September 30, 2017 to the year ended September 30, 2018 primarily due to an increase in LIBOR and in the weighted average of outstanding borrowings from $574.9 million for the year ended September 30, 2017 to $723.4 million for the year ended September 30, 2018. The increase in our weighted average debt outstanding was driven by an increase in the weighted average debt outstanding under the Credit Facility, from $254.6 million for the year ended September 30, 2017 to $391.7 million for the year ended September 30, 2018. The effective annualized average interest rate on our outstanding debt increased from 3.9% for the year ended September 30, 2017 to 4.3% for the year ended September 30, 2018 primarily due to the increase in LIBOR.

Interest and other debt financing expenses increased by $9.7 million from the year ended September 30, 2016 to the year ended September 30, 2017 primarily due to an increase in the weighted average of outstanding borrowings from $339.5 million for the year ended September 30, 2016 to $574.9 million for the year ended September 30, 2017 and an increase in the effective annual interest rate. The increase in our weighted average debt outstanding was driven by an increase in the weighted average debt outstanding under the GCIC 2016 Debt Securitization from $31.7 million for the year ended September 30, 2016 to $252.5 million for the year ended September 30, 2017 and an increase in the weighted average debt outstanding under the SMBC Revolver from $27.9 million for the year ended September 30, 2016 to $67.8 million for the year ended September 30, 2017. This was partially offset by a decrease in the weighted average debt outstanding under the Credit Facility from $278.5 million for the year ended September 30, 2016 to $254.6 million for the year ended September 30, 2017. The effective average interest rate on our outstanding debt increased from 3.5% for the year ended September 30, 2016 to 3.9% for the year ended September 30, 2017 primarily due to the increase in LIBOR.

Management Fee

The base management fee increased as a result of a sequential increase in average adjusted assets from 2016 to 2018.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the Income Incentive Fee and (2) the Capital Gain Incentive Fee. The Income Incentive Fee increased by $4.3 million from the year ended September 30, 2017 to the year ended September 30, 2018 primarily as a result of the $318.2 million increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income. The Income Incentive Fee increased by $4.0 million from the year ended September 30, 2016 to the year ended September 30, 2017 primarily as a result of the $441.2 million increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income. For the year ended September 30, 2018, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee earned by GC Advisors as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 15.0%. For the year ended September 30, 2017, the Income Incentive Fee calculation, the Income Incentive Fee earned by GC Advisors as a percentage of Pre-Incentive Fee Net Investment Income was 14.8%.

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement for the years ended September 30, 2018, 2017 and 2016 was $0. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement.

The accrual for capital gain incentive fee under GAAP was $0.9 million, or $0.02 per share, for the year ended September 30, 2018, $1.4 million, or $0.03 per share, for the year ended September 30, 2017, and $0.8 million, or $0.03 per share, for the year ended September 30, 2016. The decrease in accruals for a capital gain incentive fee under GAAP for the year ended September 30, 2018 from the year ended September 30, 2017 was primarily the result of unrealized depreciation of debt and equity investments. The increase in accruals for a capital gain incentive fee under GAAP for the year ended September 30, 2017 from the year ended September 30, 2016 was primarily the result of reduced unrealized appreciation of debt and equity investments. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

As of September 30, 2018 and 2017, the cumulative capital gain incentive fee accrual in accordance with GAAP was $2.3 million and $1.7 million, respectively, of which $0 and $0, respectively, was payable as a Capital Gain Incentive Fee pursuant to the Investment Advisory Agreement.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the year ended September 30, 2018, 2017 and 2016 were $1.4 million, $1.2 million and $0.6 million, respectively.

As of September 30, 2018 and 2017, included in accounts payable and accrued expenses were $0.2 million and $0.5 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	Years ended September 30,			Variances
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In thousands)
Net realized gain (loss) on investments	$3,732	$1,419	$856	$2,313	$563
Foreign currency transactions	(16)	—	—	(16)	—
Net realized gain (loss) on investments and foreign currency transactions	$3,716	$1,419	$856	$2,297	$563
Unrealized appreciation on investments	16,465	12,960	11,769	3,505	1,191
Unrealized (depreciation) on investments	(17,920)	(9,325)	(6,695)	(8,595)	(2,630)
Unrealized appreciation on investments in GCIC SLF(1)	1,279	—	781	1,279	(781)
Unrealized (depreciation) on investments in GCIC SLF(1)	—	(477)	—	477	(477)
Unrealized appreciation on translation of assets and liabilities in foreign currencies	44	—	—	44	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	$(132)	$3,158	$5,855	$(3,290)	$(2,697)

(1)	Unrealized appreciation (depreciation) on investments in GCIC SLF includes our investment in subordinated notes and LLC equity interests in GCIC SLF.
For the year ended September 30, 2018, we had a net realized gain of $3.7 million primarily due to the net realized gains on the sale of several equity investments that was partially offset by realized losses on the liquidation of two under-performing debt investments.

For the year ended September 30, 2018, we had $16.5 million in unrealized appreciation on 140 portfolio company investments, which was partially offset by $17.9 million in unrealized depreciation on 150 portfolio company investments. Unrealized appreciation during the year ended September 30, 2018 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments and the reversal of prior period unrealized depreciation associated with under-performing portfolio company investments that were liquidated and written off. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments during year ended September 30, 2018.

For the year ended September 30, 2018, we had $1.3 million in unrealized appreciation on our investment in GCIC SLF LLC equity interests, which was primarily driven by net positive credit related adjustments associated with GCIC SLF's investment portfolio.

For the year ended September 30, 2017, we had a net realized gain of $1.4 million primarily due to the net realized gains on the sale of portfolio company investments to GCIC SLF and the sale of two equity investments that was partially offset by the realized loss on the sale of a debt and equity investment in a single portfolio company.

For the year ended September 30, 2017, we had $13.0 million in unrealized appreciation on 126 portfolio company investments, which was partially offset by $9.3 million in unrealized depreciation on 116 portfolio company investments. Unrealized appreciation during the year ended September 30, 2017 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments and the reversal of prior period unrealized depreciation associated with the non-accrual portfolio company investments that were sold and written off. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments during year ended September 30, 2017.

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

For the year ended September 30, 2016, we had a net realized gain of $0.9 million primarily due to the sale of portfolio company investments to GCIC SLF that were partially offset by the realized loss on the sale of one nonaccrual portfolio company investment.

Liquidity and Capital Resources

For the year ended September 30, 2018, we experienced a net decrease in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents of $12.6 million. During the period we used $194.3 million in operating activities, primarily as a result of fundings of portfolio investments of $757.6 million, partially offset by proceeds from principal payments and sales of portfolio investments of $495.7 million and net investment income of $74.2 million. Lastly, cash provided by financing activities was $181.7 million, primarily driven by borrowings on debt of $644.8 million and proceeds from the issuance of common shares of $150.9 million that were partially offset by repayments of debt of $552.6 million and distributions paid of $34.6 million.

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

As of September 30, 2018 and 2017, we had cash, cash equivalents and foreign currencies of $14.7 million and $22.9 million, respectively. In addition, we had restricted cash and cash equivalents of $23.9 million and $28.3 million as of September 30, 2018 and 2017, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of September 30, 2018, $10.0 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the GCIC 2016 Debt Securitization, which is described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the GCIC 2016 Debt Securitization. As of September 30, 2018, $13.8 million of our restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility, as well as for the payment of interest expense and revolving debt of the Credit Facility.

As of September 30, 2018, the Credit Facility allowed GCIC Funding to borrow up to $500.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2018 and 2017, we had $434.8 million and $342.7 million outstanding under the Credit Facility, respectively. As of September 30, 2018 and 2017, subject to leverage and borrowing base restrictions, we had approximately $65.2 million and $77.3 million, respectively, of remaining commitments and $12.8 million and $59.0 million, respectively, of availability on the Credit Facility.

As of September 30, 2018, the SMBC Revolver allowed us to borrow up to $75.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of each of September 30, 2018 and 2017, we had $75.0 million outstanding under the SMBC Revolver. As of each of September 30, 2018 and 2017, subject to leverage and borrowing base restrictions, we had $0 of remaining commitments and $0 of availability under the SMBC Revolver.

As of September 30, 2018, we were permitted to borrow up to $40.0 million at any one time outstanding, under the terms of the Revolver with GC Advisors. We entered into the Revolver in order to have the ability to borrow funds on a short-term basis and have in the past, and generally intend in the future, that borrowings under the Revolver will be repaid within the same quarter in which they are drawn. As of each of September 30, 2018 and 2017, we had no amounts outstanding under the Revolver.

On August 16, 2016, we completed the GCIC 2016 Debt Securitization in which the GCIC 2016 Issuer issued an aggregate of $410.1 million of notes, or the GCIC 2016 Notes, including $220.0 million of Class A GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 2.15%, $32.5 million of Class B GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.00%, $42.3 million of Class C GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.10%, and $28.6 million of Class D GCIC 2016 Notes, which bear interest at a rate of three-month LIBOR plus 3.25%, and $86.7 million of LLC equity interests in the GCIC 2016 Issuer that do not bear interest. We retained all of the Class C and Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 Issuer totaling $42.3 million, $28.6 million and $86.7 million, respectively. The Class A and Class B GCIC 2016 Notes are included in the September 30, 2018 and September 30, 2017 Consolidated Statements of Financial Condition as our debt and the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 issuer were eliminated in consolidation. As of each of September 30, 2018 and 2017, we had outstanding debt under the GCIC 2016 Debt Securitization of $252.5 million.

As of September 30, 2018 and 2017, we had investor capital subscriptions totaling $1,136.9 million and $1,301.6 million, respectively, of which $841.6 million and $716.0 million, respectively, had been called and contributed, leaving $295.4 million and $585.6 million of uncalled investor capital subscriptions, respectively. Prior to the completion of a public offering or other liquidity event, we expect to target a leverage ratio of between 0.85x to 0.90x and may issue capital calls to stock holders as our leverage ratio is at or approaching its target. GC Advisors has determined that it is possible that not all remaining undrawn commitments to purchase our common stock will be drawn prior to a public offering or other liquidity event, and as a result, we expect to reach agreements from time to time with one or more stockholders to cancel all or a portion of their remaining undrawn commitments. We do not expect such agreements to be material to us, individually or in the aggregate.
On January 1, 2018 and April 1, 2018, we reached agreements to cancel undrawn subscriptions totaling $55.8 million and $20.7 million in the aggregate, respectively. Additionally, as of September 30, 2018 undrawn subscriptions totaling $58.0 million had expired pursuant to the terms of the respective subscription agreements. On May 4, 2018, our board of directors authorized us to negotiate from time to time certain repurchases of shares of our common stock in an aggregate amount not to exceed $100 million at prices not in excess of the most recently computed net asset value of common stock at the time of any such repurchase. Effective July 1, 2018, we entered into agreements with certain stockholders to purchase 1,706,418.667 shares of common stock at a price per share of $15.00 for an aggregate purchase price of $25.6 million.

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We are still evaluating the merits of operating with a higher leverage ratio, and have not sought or obtained either approval and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of September 30, 2018, our asset coverage for borrowed amounts was 221.8%.

As of September 30, 2018 and 2017, we had outstanding commitments to fund investments, excluding our investment in GCIC SLF, totaling $205.5 million and $133.6 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2018 and 2017, respectively, subject to the terms of each loan’s respective credit agreement. As of September 30, 2018, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility, SMBC Revolver and Revolver, ongoing principal repayments on debt investments assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2018 and 2017 we had investments in 186 and 167 portfolio companies, respectively, with a total fair value of $1,624.5 million and $1,347.6 million, respectively. As of September 30, 2018 and 2017, we had investments in GCIC SLF with a total fair value of $49.9 million and $50.1 million, respectively.

The following table shows the asset mix of our new investment commitments for the years ended September 30, 2018, 2017 and 2016:

	For the years ended September 30,
	2018		2017		2016
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$137,849	15.7%	$124,608	17.7%	$129,602	15.7%
One stop	714,134	81.8	566,938	80.3	642,852	77.6
Subordinated debt	218	0.0 *	11	0.0 *	39	0.0 *
Subordinated notes in GCIC SLF(1)	—	—	—	—	34,917	4.2
LLC equity interests in GCIC SLF(1)	13,650	1.6	8,803	1.2	12,258	1.5
Equity	7,552	0.9	5,665	0.8	8,478	1.0
Total new investment commitments	$873,403	100.0%	$706,025	100.0%	$828,146	100.0%

* Represents an amount less than 0.1%.

(1)
GCIC SLF’s proceeds from the LLC equity interests were utilized by GCIC SLF to invest in senior secured loans. As of September 30, 2018, GCIC SLF had investments in senior secured loans to 33 different borrowers.

For the year ended September 30, 2018, 2017 and 2016, we had approximately $449.5 million, $203.2 million and $126.8 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the year ended September 30, 2018, 2017 and 2016, we had sales of investments in 24, 30 and 50 portfolio companies, respectively, aggregating approximately $46.1 million, $73.6 million and $172.0 million, respectively, in net proceeds.

The following table summarizes portfolio composition and investment activity as of and for the years ended September 30, 2018, 2017 and 2016:

	As of and for the years ended September 30,
	2018	2017	2016
	(Dollars in thousands)
Investments, at fair value	$1,624,499	$1,347,597	$1,021,754
Number of portfolio companies (at period end)(1)	186	167	158
Investment in GCIC SLF, at fair value (2)	$49,939	$50,104	$47,956
New investment fundings	$757,612	$592,847	$803,373
Principal payments and sales of portfolio investments	$495,666	$276,853	$298,850

(1)	Excludes our investments in GCIC SLF.

(2)	As of September 30, 2016, the investment in GCIC SLF includes our investments in both subordinated notes and LLC equity interests in GCIC SLF.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2018(1)			As of September 30, 2017(1)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)
Senior secured:
Performing	$207,782	$205,615	$206,557	$167,646	$165,642	$165,620
Non-accrual(2)	8,607	8,593	4,478	—	—	—
One stop:
Performing	1,392,834	1,376,080	1,384,183	1,167,906	1,151,903	1,160,964
Non-accrual(2)	1,127	1,101	719	1,101	1,076	311
Subordinated debt:
Performing	280	280	280	55	55	55
Non-accrual(2)	—	—	—	—	—	—
LLC equity interests in SLF(3)	N/A	48,356	49,939	N/A	49,800	50,104
Equity	N/A	23,097	28,282	N/A	17,733	20,647
Total	$1,610,630	$1,663,122	$1,674,438	$1,336,708	$1,386,209	$1,397,701

(1)	24 and 15 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of September 30, 2018 and September 30, 2017, respectively.

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
As of September 30, 2018, we had three debt investments on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 0.6% and 0.3%, respectively.  As of September 30, 2017, we had one debt investments on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were both less than 0.1%. As of September 30, 2018 and 2017, the fair value of our debt investments as a percentage of the outstanding principal value was 99.1% and 99.3%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate investments and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2018, 2017 and 2016:

	For the years ended September 30,
	2018	2017	2016
Weighted average rate of new investment fundings(1)	7.9%	7.2%	7.3%
Weighted average spread over LIBOR of new floating rate investment fundings(1)	6.0%	6.0%	6.3%
Weighted average rate of new fixed rate investment fundings	9.1%	7.5%	10.7%
Weighted average fees of new investment fundings	1.1%	1.4%	1.7%
Weighted average rate of sales and payoffs of portfolio investments(1)	8.3%	7.1%	6.4%
Weighted average income yield(2)(3)	8.4%	7.7%	7.4%

(1)	Excludes our subordinated note investment in GCIC SLF, which was redeemed on December 30, 2016.

(2)
Represents income from interest, including our subordinated note investment in GCIC SLF, and fees, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning debt investments and does not represent a return to any investor in us.

(3)
For the years ended September 30, 2018 and 2017, weighted average annualized income yield does not reflect interest income from subordinated notes in GCIC SLF, which were redeemed on December 30, 2016.

As of September 30, 2018, 98.8% and 98.8% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2017, 99.8% and 99.8% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of September 30, 2018 and 2017, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding GCIC SLF and its underlying borrowers) was $26.6 million and $25.2 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$104,563	6.3%	$22,656	1.6%
4	1,439,656	86.0	1,246,641	89.2
3	110,695	6.6	127,947	9.2
2	18,813	1.1	155	0.0 *
1	711	0.0 *	302	0.0 *
Total	$1,674,438	100.0%	$1,397,701	100.0%

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

As of September 30, 2018, GCIC SLF is capitalized by LLC equity interest subscriptions from its members. On December 14, 2016, the GCIC SLF investment committee approved the recapitalization of the commitments of GCIC SLF’s members. On December 30, 2016, GCIC SLF’s members entered into additional LLC equity interest subscriptions totaling $100.0 million, GCIC SLF issued capital calls totaling $39.9 million to us and Aurora and the subordinated notes previously issued by GCIC SLF were redeemed and terminated. As of September 30, 2018 and 2017, we and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests. GCIC SLF’s profits and losses are allocated to us and Aurora in accordance with our respective ownership interests.
As of September 30, 2018 and 2017, GCIC SLF had the following commitments from its members (in the aggregate):

	As of September 30, 2018		As of September 30, 2017
	Committed	Funded(1)	Committed	Funded(1)
	(In thousands)		(In thousands)
LLC equity commitments(2)	$125,000	$55,264	$125,000	$56,914
Total	$125,000	$55,264	$125,000	$56,914

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

(2)	Commitments presented are for us and Aurora.

On October 21, 2015, GCIC Senior Loan Fund II LLC, or GCIC SLF II, a wholly-owned subsidiary of GCIC SLF, entered into a senior secured revolving credit facility, or, as amended, the GCIC SLF Credit Facility, with Wells Fargo Bank, N.A., which allowed GCIC SLF II to borrow up to $150.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. The reinvestment period of the GCIC SLF Credit Facility ended September 27, 2018 and as of September 30, 2018, the maximum commitment is equal to advances outstanding. The stated maturity date is September 28, 2022. As of September 30, 2018 and 2017, GCIC SLF II had outstanding debt under the GCIC SLF Credit Facility of $79.7 million and $108.2 million, respectively.

The GCIC SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.15% per annum, depending on the composition of the collateral asset portfolio.

As of September 30, 2018 and 2017, GCIC SLF had total assets at fair value of $136.6 million and $164.6 million, respectively. As of September 30, 2018 and 2017, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of September 30, 2018 and 2017, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $11.5 million and $10.0 million, respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of September 30, 2018 and 2017:

	As of September 30, 2018	As of September 30, 2017
	(Dollars in thousands)
Senior secured loans (1)	$134,270	$162,815
Weighted average current interest rate on senior secured loans (2)	7.4%	6.4%
Number of borrowers in GCIC SLF	33	40
Largest portfolio company investments (1)	$8,357	$8,928
Total of five largest portfolio company investments (1)	$33,966	$39,540

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

GCIC SLF Investment Portfolio as of September 30, 2018
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)(2)	Fair Value(3)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	7.0%	$1,337	$1,344
1A Smart Start LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.7	595	596
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.2	5,940	5,940
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.2	237	237
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	6.9	5,001	5,001
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.1	4,023	4,020
Captain D's, LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.7	5,947	5,947
Captain D's, LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.9	23	23
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.9	2,028	1,988
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.9	1,022	1,001
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.9	2,074	2,074
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.9	1,043	1,043
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.9	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.9	40	40
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	3,062	3,062
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	1,231	1,231
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	634	634
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	216	216
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	96	96
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	92	92
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.5	2,026	2,026
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	2,662	2,662
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	739	739
Flexan, LLC (3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.8	136	136
G & H Wire Company, Inc (3)	Healthcare, Education and Childcare	Senior loan	09/2023	8.0	5,769	5,769
Gamma Technologies, LLC (3)	Electronics	Senior loan	06/2024	7.7	4,378	4,378
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	9.0	4,887	4,887
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.7	1,973	1,973
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.7	103	103
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.7	55	55
Mills Fleet Farm Group LLC (3)	Retail Stores	Senior loan	02/2022	7.7	6,000	6,000
NBC Intermediate, LLC (3)	Beverage, Food and Tobacco	Senior loan	09/2023	6.5	2,634	2,608
NBC Intermediate, LLC (3)	Beverage, Food and Tobacco	Senior loan	09/2023	8.5	5	4
Pasternack Enterprises, Inc. and Fairview Microwave, Inc (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.2	4,963	4,938
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	7.2	8,211	8,211
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.5	93	93
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.2	53	53
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	8.8	2,451	2,451
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	8.8	166	166
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	8.8	148	148
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	8.8	109	109
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	5,970	5,970
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	626	626
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	543	543

GCIC SLF Investment Portfolio as of September 30, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)(2)	Fair Value(3)
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.7%	$3,289	$3,281
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2021	6.8	17	17
Rubio's Restaurants, Inc (3)	Beverage, Food and Tobacco	Senior loan	10/2019	7.6	1,659	1,659
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.6	1,311	1,311
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.6	257	257
Saldon Holdings, Inc. (3)	Diversified/Conglomerate Service	Senior loan	09/2022	6.4	1,893	1,884
SEI, Inc. (3)	Electronics	Senior loan	07/2023	7.5	5,178	5,178
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	7.0	5,776	5,776
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	5,955	5,955
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	292	292
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	46	46
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.9	1,086	1,064
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.9	851	834
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	156	153
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	58	57
Upstream Intermediate, LLC (3)	Healthcare, Education and Childcare	Senior loan	01/2024	6.6	3,576	3,576
Vendor Credentialing Service LLC (3)	Diversified/Conglomerate Service	Senior loan	11/2021	8.0	5,924	5,924
WHCG Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	03/2023	7.4	2,180	2,180
WIRB-Copernicus Group, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2022	6.5	5,367	5,367
					$134,270	$134,102

(1)	Represents the weighted average annual current interest rate as of September 30, 2018.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded as of September 30, 2018. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

GCIC SLF Investment Portfolio as of September 30, 2017
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.1%	$1,351	$1,358
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8	599	599
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.0	2,816	2,816
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.8	5,285	5,285
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.1	4,172	4,167
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	2,049	2,008
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	1,033	1,012
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	2,095	2,095
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	1,053	1,053
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	41	41
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	5.3	4,875	4,890
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	3,093	3,100
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.3	1,244	1,239
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	640	641
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	218	218
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	97	97
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.5	93	93
Elite Sportswear, L.P. (4)	Retail Stores	Senior loan	03/2020	N/A (5)	—	(2)
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.8	2,108	2,108
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	2,690	2,690
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	752	752
Flexan, LLC (3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.8	21	21
Gamma Technologies, LLC (3)	Electronics	Senior loan	06/2021	6.0	4,411	4,411
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	1,976	1,976
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.9	5,002	5,002
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.3	1,973	1,973
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	87	87
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	55	55
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,939	1,939
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,337	1,337
Mills Fleet Farm Group LLC (3)	Retail Stores	Senior loan	02/2022	6.7	6,000	6,000
Park Place Technologies LLC (3)	Electronics	Senior loan	06/2022	6.3	5,996	5,936
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.2	5,013	5,013
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	6.2	8,297	8,131
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.7	83	81
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	53	52
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	6.5	7,126	7,126
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.8	5,925	5,925
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7	2,346	2,346
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.9	144	144
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	7,095	7,095
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	542	542
Radiology Partners, Inc.	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	460	460
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.6	3,323	3,323

GCIC SLF Investment Portfolio as of September 30, 2017 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.1%	$15	$15
Rubio's Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	11/2018	6.1	1,676	1,676
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.6	1,501	1,501
Saldon Holdings, Inc. (3)	Diversified/Conglomerate Service	Senior loan	09/2022	5.8	2,028	2,003
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.0	3,301	3,301
SEI, Inc. (3)	Electronics	Senior loan	07/2021	6.0	5,217	5,217
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.0	6,443	6,443
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	6.1	7,848	7,844
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.2	1,079	1,083
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	5,291	4,603
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	418	364
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	417	363
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	416	362
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	415	361
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (5)	—	(90)
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.3	705	705
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.6	1,097	1,097
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	859	859
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	165	165
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	61	61
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.6	3,892	3,892
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.8	22	21
Vendor Credentialing Service LLC (3)	Diversified/Conglomerate Service	Senior loan	11/2021	7.2	5,985	5,985
WHCG Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	03/2023	6.1	2,202	2,202
WIRB-Copernicus Group, Inc.	Healthcare, Education and Childcare	Senior loan	08/2022	6.3	5,421	5,421
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	751	751
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	23	23
					$162,815	$161,522

(1)	Represents the weighted average annual current interest rate as of September 30, 2017. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded as of September 30, 2017. As such, no interest is being earned on this investment.

As of September 30, 2018, we have committed to fund $109.4 million of LLC equity interests to GCIC SLF. As of September 30, 2018 and 2017, $48.4 million and $49.8 million, respectively, of our LLC equity interest commitment to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the years ended September 30, 2018 and 2017, we received $5.6 million and $4.0 million, respectively, in dividend income from the GCIC SLF LLC equity interests. For the year ended September 30, 2017, we earned interest income on the subordinated notes of $0.7 million. The subordinated notes held by us were redeemed on December 30, 2016.

For the years ended September 30, 2018 and 2017, we earned a total return on our weighted average capital invested in GCIC SLF of 10.6% and 10.0%, respectively. The total return on weighted average capital invested is calculated by dividing total income earned on our investments in GCIC SLF by the combined daily average of our investments in (1) the principal of the GCIC SLF subordinated notes, if any, and (2) the NAV of the GCIC SLF LLC equity interests.

Below is certain summarized financial information for SLF as of and for the years September 30, 2018 and 2017:

	As of September 30, 2018	As of September 30, 2017
	(In thousands)
Selected Balance Sheet Information:
Investments, at fair value	$134,102	$161,522
Cash and other assets	2,455	3,029
Total assets	$136,557	$164,551
Senior credit facility	$79,650	$108,150
Unamortized debt issuance costs	(569)	(1,199)
Other liabilities	403	338
Total liabilities	79,484	107,289
Members’ equity	57,073	57,262
Total liabilities and members' equity	$136,557	$164,551

	Years ended September 30,
	2018	2017
	(In thousands)
Selected Statement of Operations Information:
Interest income	$12,018	$9,905
Fee income	169	—
Total investment income	12,187	9,905
Interest and other debt financing expenses	5,005	4,580
Administrative service fee	240	218
Other expenses	107	97
Total expenses	5,352	4,895
Net investment income	6,835	5,010
Net change in unrealized appreciation (depreciation) on investments	1,081	(1,042)
Net increase in members' equity	$7,916	$3,968

Prior to their termination, GCIC SLF elected to fair value the subordinated notes issued to us and Aurora under ASC Topic 825 — Financial Instruments, or ASC Topic 825. As of September 30, 2018 and September 30, 2017, GCIC SLF had no subordinated notes outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of September 30, 2018 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2016 Debt Securitization	$252.5	$—	$—	$—	$252.5
Credit Facility	434.8	—	—	434.8	—
SMBC Revolver	75.0	75.0	—	—	—
Revolver	—	—	—	—	—
Other short-term borrowings	—	—	—	—	—
Unfunded commitments (1)	205.5	205.5	—	—	—
Total contractual obligations	$967.8	$280.5	$—	$434.8	$252.5

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in GCIC SLF, as of September 30, 2018. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of September 30, 2018, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2018 and 2017, we had outstanding commitments to fund investments, excluding our investments in GCIC SLF, totaling $205.5 million and $133.6 million, respectively. We had commitments of up to $61.0 million and $59.6 million to GCIC SLF as of September 30, 2018 and 2017, respectively, which may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

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

•
Under the Staffing Agreement, Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and provide access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis. We are not a party to the Staffing Agreement.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company investment being initially valued by the investment professionals of GC Advisors responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with our senior management and GC Advisors.

•	The audit committee of our board of directors reviews these preliminary valuations.

•	At least once annually the valuation for each portfolio investment, subject to a deminimis threshold, is reviewed by an independent valuation firm.

•	The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2018, 2017 and 2016. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of September 30, 2018 and September 30, 2017, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from LLC and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $5.2 million and $0.3 million as of September 30, 2018 and September 30, 2017, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2018 and 2017, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.00% and 1.00%, respectively. In addition, the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily, the SMBC Revolver has a floating interest rate provision based on one-month LIBOR that resets monthly, and the Class A and B GCIC 2016 Notes issued as part of the GCIC 2016 Debt Securitization have floating interest rate provisions based on three-month LIBOR that reset quarterly. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2018 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(3,976)	$(1,894)	$(2,082)
Up 50 basis points	7,953	3,787	4,166
Up 100 basis points	15,907	7,574	8,333
Up 150 basis points	23,859	11,361	12,498
Up 200 basis points	31,813	15,148	16,665

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2018, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the GCIC 2016 Debt Securitization, the Credit Facility, the Revolver, the SMBC Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital Investment Corporation and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Golub Capital Investment Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2018 and 2017, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2018 and 2017, by correspondence with the trustees. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois
November 28, 2018

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2018	September 30, 2017
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,620,783	$1,347,597
Non-controlled affiliate company investments	3,716	—
Controlled affiliate company investments	49,939	50,104
Total investments at fair value (amortized cost of $1,663,122 and $1,386,209, respectively)	1,674,438	1,397,701
Cash and cash equivalents	14,443	22,859
Foreign currencies (cost of $216 and $0, respectively)	216	—
Restricted cash, cash equivalents, and foreign currencies	23,857	28,272
Interest receivable	5,813	5,027
Capital call receivable	189	1,058
Other assets	105	178
Total Assets	$1,719,061	$1,455,095
Liabilities
Debt	$762,330	$670,200
Less unamortized debt issuance costs	1,921	2,671
Debt less unamortized debt issuance costs	760,409	667,529
Interest payable	2,916	2,141
Distributions payable	11,840	8,239
Management and incentive fees payable	10,102	7,536
Accounts payable and accrued expenses	1,563	1,404
Accrued trustee fees	22	26
Total Liabilities	786,852	686,875
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2018 and September 30, 2017	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 62,147,237.484 and 51,214,683.496 shares issued and outstanding as of September 30, 2018 and September 30, 2017, respectively	62	51
Paid in capital in excess of par	931,885	767,908
Distributable earnings (1)	262	261
Total Net Assets	932,209	768,220
Total Liabilities and Total Net Assets	$1,719,061	$1,455,095
Number of common shares outstanding	62,147,237.484	51,214,683.496
Net asset value per common share	$15.00	$15.00

(1) See Note 2. Significant Accounting Policies and Recent Accounting Updates.

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years ended September 30,
	2018	2017	2016
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$130,358	$92,592	$53,735
Dividend income	80	158	67
Fee income	3,258	1,046	554
Total investment income from non-controlled/non-affiliate company investments	133,696	93,796	54,356
From non-controlled affiliate company investments:
Interest income	38	—	—
Total investment income from non-controlled affiliate company investments	38	—	—
From controlled affiliate company investments:
Interest income	—	732	2,691
Dividend income	5,647	3,950	332
Total investment income from controlled affiliate company investments	5,647	4,682	3,023
Total investment income	139,381	98,478	57,379
Expenses
Interest and other debt financing expenses	31,333	22,535	11,932
Base management fee	21,548	16,674	10,195
Incentive fee	18,312	11,406	5,923
Professional fees	2,014	1,919	1,122
Administrative service fee	2,119	1,554	941
General and administrative expenses	210	101	77
Total expenses	75,536	54,189	30,190
Base management fee waived (Note 4)	(5,877)	(4,547)	(2,780)
Incentive fee waived (Note 4)	(4,463)	(1,468)	(387)
Net expenses	65,196	48,174	27,023
Net investment income	74,185	50,304	30,356
Net gain (loss) on investments and foreign currency
Net realized gain (loss) on investments and foreign currency transactions
Non-controlled/non-affiliate company investments	3,732	1,419	856
Foreign currency transactions	(16)	—	—
Net realized gain (loss) on investments and foreign currency transactions	3,716	1,419	856
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation:
Non-controlled/non-affiliate company investments	(1,971)	3,635	5,074
Non-controlled affiliate company investments	516	—	—
Controlled affiliate company investments	1,279	(477)	781
Translation of assets and liabilities in foreign currencies	44	—	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(132)	3,158	5,855
Net gain (loss) on investments and foreign currency	3,584	4,577	6,711
Net increase in net assets resulting from operations	$77,769	$54,881	$37,067
Per Common Share Data
Basic and diluted earnings per common share	$1.38	$1.24	$1.29
Basic and diluted weighted average common shares outstanding	56,328,125	44,447,925	28,598,358

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (1)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2015	20,843,155.219	$21	$312,626	$—	$312,647
Issuance of common stock (2)	19,107,423.658	19	286,592	—	286,611
Net increase in net assets resulting from operations:
Net investment income	—	—	—	30,356	30,356
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	856	856
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	5,855	5,855
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,136,599.373	1	17,048	—	17,049
Distributions from distributable earnings	—	—	—	(27,198)	(27,198)
Distributions declared and payable	—	—	—	(9,869)	(9,869)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(248)	248	—
Total increase (decrease) for the period ended September 30, 2016	20,244,023.031	20	303,392	248	303,660
Balance at September 30, 2016	41,087,178.250	$41	$616,018	$248	$616,307
Issuance of common stock (3)	8,116,046.911	8	121,733	—	121,741
Net increase in net assets resulting from operations:
Net investment income	—	—	—	50,304	50,304
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	1,419	1,419
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	3,158	3,158
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	2,011,458.335	2	30,170	—	30,172
Distributions from distributable earnings	—	—	—	(46,642)	(46,642)
Distributions declared and payable	—	—	—	(8,239)	(8,239)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(13)	13	—
Total increase (decrease) for the period ended September 30, 2017	10,127,505.246	10	151,890	13	151,913
Balance at September 30, 2017	51,214,683.496	$51	$767,908	$261	$768,220
Issuance of common stock (4)	10,002,731.445	10	150,031	—	150,041
Redemption of common stock (4)	(1,706,418.667)	(2)	(25,594)	—	(25,596)
Net increase in net assets resulting from operations:
Net investment income	—	—	—	74,185	74,185
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	3,716	3,716
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	(132)	(132)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	2,636,241.210	3	39,541	—	39,544
Distributions from distributable earnings	—	—	—	(65,929)	(65,929)
Distributions declared and payable	—	—	—	(11,840)	(11,840)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(1)	1	—
Total increase (decrease) for the period ended September 30, 2018	10,932,553.988	11	163,977	1	163,989
Balance at September 30, 2018	62,147,237.484	$62	$931,885	$262	$932,209

(1)	See Note 2. Significant Accounting Policies and Recent Accounting Updates.

(2)	Refer to Note 3 for a detailed listing of the common stock issuances for the year ended September 30, 2016.

(3)	Refer to Note 3 for a detailed listing of the common stock issuances for the year ended September 30, 2017.

(4)	Refer to Note 3 for a detailed listing of the common stock issuances and redemptions for the year ended September 30, 2018.

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years ended September 30,
	2018	2017	2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$77,769	$54,881	$37,067
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	2,002	3,146	2,290
Accretion of discounts and origination fees	(9,764)	(5,895)	(3,303)
Net realized (gain) loss on investments	(3,732)	(1,419)	(856)
Net realized (gain) loss on other short-term borrowings	(101)	—	—
Net change in unrealized (appreciation) depreciation on investments	176	(3,158)	(5,855)
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(44)	—	—
Proceeds from (fundings of) revolving loans, net	1,113	(57)	(2,803)
Fundings of investments	(757,612)	(592,847)	(803,373)
Proceeds from principal payments and sales of portfolio investments	495,666	276,853	298,850
PIK interest	(2,584)	(1,468)	(492)
Changes in operating assets and liabilities:
Interest receivable	(786)	(1,719)	(1,265)
Other assets	73	71	177
Interest payable	775	727	1,016
Management and incentive fees payable	2,566	2,576	3,088
Accounts payable and accrued expenses	159	502	(51)
Accrued trustee fees	(4)	7	9
Net cash (used in) provided by operating activities	(194,328)	(267,800)	(475,501)
Cash flows from financing activities
Borrowings on debt	644,774	562,750	1,005,000
Repayments of debt	(552,600)	(413,150)	(734,100)
Proceeds from other short-term borrowings	12,400	—	—
Repayments on other short-term borrowings	(12,299)	—	—
Capitalized debt issuance costs	(1,252)	(744)	(4,150)
Proceeds from issuance of common shares	150,910	120,683	286,611
Redemption of shares	(25,596)	—	—
Distributions paid	(34,624)	(26,339)	(15,021)
Net cash provided by (used in) financing activities	181,713	243,200	538,340
Net change in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents	(12,615)	(24,600)	62,839
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	51,131	75,731	12,892
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$38,516	$51,131	$75,731
Supplemental information:
Cash paid during the period for interest	$28,556	$18,661	$8,627
Distributions declared during the period	77,769	54,881	37,067
Supplemental disclosure of noncash operating activity:
Funding of LLC equity interest in GCIC SLF	$—	$(34,917)	$—
Proceeds from subordinated notes in GCIC SLF principal payment	—	34,917	—

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

	Years ended September 30,
	2018	2017	2016
Supplemental disclosure of noncash financing activity:
Capital call receivable	$(869)	$1,058	$—
Stock issued in connection with dividend reinvestment plan	39,544	30,172	17,049
Distributions payable	11,840	8,239	9,869
The following table provides a reconciliation of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of September 30,
	2018	2017
Cash and cash equivalents	$14,443	$22,859
Foreign currencies	216	—
Restricted cash, cash equivalents, and foreign currencies	23,857	28,272
Total cash and cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$38,516	$51,131

See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of Restricted cash and cash equivalents.

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP*	Senior loan	L + 4.75%	(c)	7.14%	12/2023	$1,327	$1,315	0.1%	$1,327
NTS Technical Systems^	One stop	L + 6.25%	(a)	8.36%	06/2021	3,242	3,209	0.4	3,242
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	06/2021	—	(8)	—	—
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	8.99%	12/2018	53	28	—	11
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	8.99%	12/2018	9	9	—	9
Tronair Parent, Inc.*	Senior loan	L + 4.75%	(c)	7.56%	09/2023	366	363	—	366
Tronair Parent, Inc.	Senior loan	L + 4.50%	(a)(b)(c)(f)	7.03%	09/2021	80	79	—	80
Whitcraft LLC*^	One stop	L + 6.25%	(c)	8.64%	04/2023	16,144	15,961	1.7	16,144
Whitcraft LLC^	One stop	L + 6.25%	(c)	8.64%	04/2023	4,145	4,114	0.4	4,145
Whitcraft LLC(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(1)	—	—
Whitcraft LLC(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(53)	—	—
						25,366	25,016	2.6	25,324
Automobile
Dent Wizard International Corporation^	Senior loan	L + 4.00%	(a)	6.23%	04/2020	2,161	2,154	0.2	2,161
Grease Monkey International, LLC^	Senior loan	L + 5.00%	(a)	7.24%	11/2022	3,051	3,020	0.3	3,016
Grease Monkey International, LLC^	Senior loan	L + 5.00%	(a)	7.24%	11/2022	1,152	1,147	0.1	1,139
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.24%	11/2022	410	383	0.1	385
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.24%	11/2022	21	20	—	20
Grease Monkey International, LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2022	—	(21)	—	(22)
Polk Acquisition Corp.^	Senior loan	L + 5.00%	(a)	7.24%	06/2022	4,755	4,740	0.5	4,755
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	8.74%	04/2023	4,600	4,548	0.5	4,600
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.67%	04/2023	1,954	1,936	0.2	1,954
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.70%	04/2023	40	39	—	40
Quick Quack Car Wash Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	04/2023	—	(56)	—	—
						18,144	17,910	1.9	18,048
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.*	One stop	L + 5.75%	(a)	7.99%	04/2021	3,377	3,357	0.4	3,377
Abita Brewing Co., L.L.C.	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
C. J. Foods, Inc.*^	One stop	L + 6.25%	(c)	8.64%	05/2020	20,893	20,778	2.2	20,893
C. J. Foods, Inc.	One stop	L + 6.25%	(c)	8.64%	05/2020	1,580	1,579	0.2	1,580
C. J. Foods, Inc.	One stop	L + 6.25%	(c)	8.58%	05/2020	1,259	1,258	0.1	1,259
Cafe Rio Holding, Inc.*^	One stop	L + 5.75%	(a)	7.99%	09/2023	8,623	8,499	0.9	8,623
Cafe Rio Holding, Inc.^	One stop	L + 5.75%	(a)	7.99%	09/2023	1,377	1,365	0.2	1,377
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(a)	7.99%	09/2023	691	631	0.1	691
Cafe Rio Holding, Inc.	One stop	P + 4.75%	(f)	10.00%	09/2023	10	8	—	10
Fintech Midco, LLC*	One stop	L + 6.00%	(a)	8.25%	08/2024	11,915	11,799	1.3	11,796
Fintech Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2024	—	(1)	—	(1)
Fintech Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2024	—	(33)	—	(33)
Firebirds International, LLC^	One stop	L + 5.75%	(a)	7.89%	12/2018	3,252	3,251	0.4	3,252
Firebirds International, LLC^	One stop	L + 5.75%	(a)	7.89%	12/2018	916	916	0.1	916
Firebirds International, LLC^	One stop	L + 5.75%	(a)	7.89%	12/2018	294	294	—	294
Firebirds International, LLC	One stop	L + 5.75%	(c)	7.99%	12/2018	129	128	—	129
Firebirds International, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2018	—	(1)	—	—
Flavor Producers, LLC*	Senior loan	L + 4.75%	(c)	7.13%	12/2023	2,723	2,688	0.3	2,723
Flavor Producers, LLC(5)	Senior loan	L + 4.75%		N/A(6)	12/2022	—	(1)	—	—
FWR Holding Corporation^	One stop	L + 5.75%	(a)	7.99%	08/2023	4,038	3,989	0.4	4,038
FWR Holding Corporation	One stop	L + 5.75%	(a)	7.99%	08/2023	1,110	1,101	0.1	1,110
FWR Holding Corporation	One stop	L + 5.75%	(a)(f)	8.80%	08/2023	42	41	—	42
FWR Holding Corporation(5)	One stop	L + 5.75%		N/A(6)	08/2023	—	(26)	—	—
Global Franchise Group, LLC^	Senior loan	L + 5.75%	(a)	7.99%	12/2019	4,080	4,058	0.4	4,080

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Global Franchise Group, LLC	Senior loan	L + 5.75%		N/A(6)	12/2019	$—	$—	—%	$—
Global ID Corporation*	One stop	L + 6.50%	(c)	8.84%	11/2021	5,102	5,062	0.5	5,102
Global ID Corporation^	One stop	L + 6.50%	(c)	8.84%	11/2021	758	752	0.1	758
Global ID Corporation	One stop	L + 6.50%		N/A(6)	11/2021	—	—	—	—
Global ID Corporation(5)	One stop	L + 6.50%		N/A(6)	11/2021	—	(10)	—	—
Hopdoddy Holdings, LLC	One stop	L + 9.50%	(c)	10.31% cash/1.50% PIK	08/2020	843	841	0.1	843
Hopdoddy Holdings, LLC	One stop	L + 9.50%	(c)	10.34% cash/1.50% PIK	08/2020	454	447	0.1	454
Hopdoddy Holdings, LLC	One stop	L + 9.50%	(c)	10.32% cash/1.50% PIK	08/2020	3	2	—	3
Mendocino Farms, LLC(5)	One stop	L + 8.50%		N/A(6)	06/2023	—	(23)	—	—
Mid-America Pet Food, L.L.C.*^	One stop	L + 6.00%	(c)	8.39%	12/2021	12,185	12,085	1.3	12,185
Mid-America Pet Food, L.L.C.(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(1)	—	—
NBC Intermediate, LLC *	Senior loan	L + 4.25%	(a)	6.50%	09/2023	1,387	1,373	0.1	1,373
Purfoods, LLC*^	One stop	L + 6.00%	(c)	8.31%	05/2021	7,797	7,735	0.8	7,797
Purfoods, LLC	One stop	L + 6.00%	(c)	8.39%	05/2021	352	349	—	352
Purfoods, LLC	One stop	L + 6.00%	(c)	8.39%	05/2021	268	266	—	268
Purfoods, LLC	One stop	L + 6.00%	(c)	8.39%	05/2021	268	266	—	268
Purfoods, LLC	One stop	L + 6.00%	(c)	8.33%	05/2021	268	266	—	268
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	108	108	—	108
Purfoods, LLC	One stop	L + 6.00%	(a)	8.15%	05/2021	65	64	—	65
Purfoods, LLC	One stop	L + 6.00%	(c)	8.39%	05/2021	24	23	—	24
Purfoods, LLC	One stop	L + 6.00%	(c)	8.39%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.00%	(c)	8.39%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.00%	(c)	8.39%	05/2021	14	14	—	14
Purfoods, LLC	One stop	L + 6.00%	(c)	8.39%	05/2021	11	11	—	11
Purfoods, LLC	One stop	L + 6.00%	(c)	8.39%	05/2021	11	11	—	11
Purfoods, LLC	One stop	L + 6.00%	(c)	8.39%	05/2021	10	10	—	10
Purfoods, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2021	—	(5)	—	—
Rubio's Restaurants, Inc.^	Senior loan	L + 5.25%	(c)	7.64%	10/2019	295	282	—	295
Uinta Brewing Company*(7)	One stop	L + 8.50%	(a)	10.74%	08/2019	898	898	0.1	592
Uinta Brewing Company(7)	One stop	L + 8.50%	(a)	10.74%	08/2019	167	166	—	107
						97,627	96,700	10.2	97,094
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	(a)	6.99%	05/2021	683	682	0.1	683

Buildings and Real Estate
Brooks Equipment Company, LLC^	One stop	L + 5.00%	(c)	7.31%	08/2020	5,634	5,634	0.6	5,634
Brooks Equipment Company, LLC^	One stop	L + 5.00%	(b)(c)	7.28%	08/2020	704	701	0.1	704
Brooks Equipment Company, LLC	One stop	L + 5.00%		N/A(6)	08/2020	—	—	—	—
Jensen Hughes, Inc.*	Senior loan	L + 4.50%	(a)	6.71%	03/2024	430	428	0.1	430
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(a)	6.65%	03/2024	373	371	0.1	373
Jensen Hughes, Inc.*	Senior loan	L + 4.50%	(a)	6.74%	03/2024	132	130	—	132
MRI Software LLC*^	One stop	L + 5.50%	(c)	7.89%	06/2023	18,641	18,359	2.0	18,641
MRI Software LLC*	One stop	L + 5.50%	(c)	7.89%	06/2023	17,261	17,098	1.9	17,261
MRI Software LLC^	One stop	L + 5.50%	(a)	7.65%	06/2023	3,099	3,083	0.3	3,099
MRI Software LLC*	One stop	L + 5.50%	(c)	7.89%	06/2023	345	342	—	345
MRI Software LLC	One stop	L + 5.50%	(a)	7.67%	06/2023	35	32	—	35
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	06/2023	—	(135)	—	—
Paradigm DKD Group, LLC*	Senior loan	L + 6.25%	(a)	8.49%	05/2020	2,115	2,114	0.2	1,481
Paradigm DKD Group, LLC	Senior loan	L + 6.25%	(a)	8.49%	05/2020	759	754	0.1	566
						49,528	48,911	5.4	48,701
Chemicals, Plastics and Rubber
Flexan, LLC^	One stop	L + 5.75%	(c)	8.14%	02/2020	1,031	1,024	0.1	1,031
Flexan, LLC*^	One stop	L + 5.75%	(c)	8.14%	02/2020	486	484	0.1	486
Flexan, LLC	One stop	P + 4.50%	(f)	9.75%	02/2020	11	11	—	11
Inhance Technologies Holdings LLC*	One stop	L + 5.25%	(b)	7.43%	07/2024	6,048	5,976	0.6	5,988

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Chemicals, Plastics and Rubber - (continued)
Inhance Technologies Holdings LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	$—	$(1)	—%	$(1)
Inhance Technologies Holdings LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(19)	—	(20)
						7,576	7,475	0.8	7,495
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.*	Senior loan	L + 4.00%	(c)	6.34%	05/2025	5,404	5,314	0.6	5,404
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)	6.38%	05/2025	165	114	—	165
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)	6.34%	05/2023	16	14	—	16
Inventus Power, Inc.*	One stop	L + 6.50%	(a)	8.74%	04/2020	9,081	9,047	0.9	8,173
Inventus Power, Inc.	One stop	L + 6.50%	(a)(c)	8.78%	04/2020	338	336	—	294
Onicon Incorporated*^	One stop	L + 5.50%	(a)(c)	7.88%	04/2022	245	244	—	245
Onicon Incorporated	One stop	L + 5.50%		N/A(6)	04/2022	—	—	—	—
Pasternack Enterprises, Inc. and Fairview Microwave, Inc*	Senior loan	L + 4.00%	(a)(f)	6.24%	07/2025	5,258	5,233	0.6	5,232
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Senior loan	L + 4.00%		N/A(6)	07/2023	—	—	—	—
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	(b)	7.20%	08/2022	1,612	1,581	0.2	1,612
Reladyne, Inc.*^	Senior loan	L + 5.00%	(c)	7.34%	07/2022	10,697	10,609	1.1	10,697
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.34%	07/2022	1,122	1,110	0.1	1,122
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.34%	07/2022	973	965	0.1	973
Reladyne, Inc.(5)	Senior loan	L + 5.00%		N/A(6)	07/2022	—	(19)	—	—
Source Refrigeration & HVAC, Inc.*	Senior loan	L + 4.75%	(c)	7.14%	04/2023	7,237	7,161	0.8	7,237
Source Refrigeration & HVAC, Inc.^	Senior loan	L + 4.75%	(c)	7.10%	04/2023	1,438	1,425	0.2	1,438
Source Refrigeration & HVAC, Inc.	Senior loan	L + 4.75%	(c)	7.09%	04/2023	738	732	0.1	738
Source Refrigeration & HVAC, Inc.	Senior loan	P + 3.75%	(f)	9.00%	04/2023	89	86	—	89
Source Refrigeration & HVAC, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(28)	—	—
Sunless Merger Sub, Inc.*	Senior loan	L + 5.00%	(a)(f)	7.28%	07/2019	274	261	—	274
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	(f)	8.75%	07/2019	56	55	—	56
Togetherwork Holdings, LLC*	One stop	L + 6.50%	(a)	8.74%	03/2025	6,725	6,632	0.7	6,658
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.74%	03/2025	1,625	1,610	0.2	1,609
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.74%	03/2025	1,513	1,499	0.2	1,498
Togetherwork Holdings, LLC*	One stop	L + 6.50%	(a)	8.74%	03/2025	680	670	0.1	673
Togetherwork Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	03/2024	—	(1)	—	(1)
Togetherwork Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	03/2025	—	(30)	—	(20)
Togetherwork Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	03/2025	—	(39)	—	(18)
						55,286	54,581	5.9	54,164
Diversified/Conglomerate Service
Accela, Inc.*	One stop	L + 6.00%	(c)	8.39%	09/2023	6,665	6,579	0.7	6,665
Accela, Inc.(5)	One stop	L + 6.00%		N/A(6)	09/2023	—	(1)	—	—
Agility Recovery Solutions Inc.^	One stop	L + 6.50%	(a)	8.74%	03/2020	6,154	6,127	0.7	6,154
Agility Recovery Solutions Inc.(5)	One stop	L + 6.50%		N/A(6)	03/2020	—	(1)	—	—
Anaqua, Inc.*^	One stop	L + 6.50%	(c)	8.85%	07/2022	8,850	8,748	1.0	8,850
Anaqua, Inc.(5)	One stop	L + 6.50%		N/A(6)	07/2022	—	(1)	—	—
Apttus Corporation	One stop	L + 7.85%	(e)	10.06%	01/2023	5,018	4,848	0.6	5,244
Bazaarvoice, Inc.*	One stop	L + 8.00%	(a)	10.24%	02/2024	10,895	10,701	1.2	10,895
Bazaarvoice, Inc.	One stop	P + 7.00%	(f)	12.25%	02/2024	30	28	—	30
Browz LLC	One stop	L + 9.50%	(b)	10.17% cash/1.50% PIK	03/2023	1,837	1,816	0.2	1,837
Browz LLC	One stop	L + 9.50%		N/A(6)	03/2023	—	—	—	—
Centrify Corporation	One stop	L + 6.25%	(c)	8.59%	08/2024	12,637	12,452	1.3	12,511
Centrify Corporation(5)	One stop	L + 6.25%		N/A(6)	08/2024	—	(2)	—	(2)
Clearwater Analytics, LLC*^	One stop	L + 5.00%	(a)	7.24%	09/2022	7,926	7,739	0.9	7,926
Clearwater Analytics, LLC(5)	One stop	L + 5.00%		N/A(6)	09/2022	—	(2)	—	—
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.61% cash/0.50% PIK	05/2023	2,274	2,218	0.2	2,240
Cloudbees, Inc.	One stop	L + 9.00%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.	One stop	L + 7.50%	(a)	9.65%	03/2024	8,594	8,496	0.9	8,594
Confluence Technologies, Inc.	One stop	P + 6.50%	(a)(f)	10.96%	03/2024	16	15	—	16
Connexin Software, Inc.	One stop	L + 8.50%	(a)	10.74%	02/2024	2,920	2,881	0.3	2,920
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Datto, Inc.	One stop	L + 8.00%	(a)	10.15%	12/2022	14,093	13,857	1.5	14,093

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Datto, Inc.(5)	One stop	L + 8.00%		N/A(6)	12/2022	$—	$(1)	—%	$—
Daxko Acquisition Corporation*^	One stop	L + 5.25%	(b)	7.54%	09/2023	11,155	10,921	1.2	11,155
Daxko Acquisition Corporation(5)	One stop	L + 5.25%		N/A(6)	09/2023	—	(1)	—	—
Digital Guardian, Inc.	One stop	L + 9.00%	(c)	10.33% cash/1.00% PIK	06/2023	4,352	4,320	0.5	4,352
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	01/2019	218	218	—	218
Digital Guardian, Inc.(5)	One stop	L + 6.00%		N/A(6)	06/2023	—	—	—	(2)
Digital Guardian, Inc.(5)	One stop	L + 9.00%		N/A(6)	06/2023	—	(2)	—	—
DISA Holdings Acquisition Subsidiary Corp.*^	Senior loan	L + 4.00%	(a)(f)	6.10%	06/2022	2,055	2,039	0.2	2,055
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%	(a)	6.10%	06/2022	23	21	—	23
DISA Holdings Acquisition Subsidiary Corp.(5)	Senior loan	L + 4.00%		N/A(6)	06/2022	—	(3)	—	—
EGD Security Systems, LLC*^	One stop	L + 6.25%	(c)	8.58%	06/2022	10,372	10,291	1.1	10,372
EGD Security Systems, LLC^	One stop	L + 6.25%	(c)	8.56%	06/2022	98	97	—	98
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	8.58%	06/2022	75	74	—	75
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	8.59%	06/2022	52	51	—	52
GS Acquisitionco, Inc.*	One stop	L + 5.00%	(a)	7.25%	05/2024	13,466	13,333	1.4	13,331
GS Acquisitionco, Inc.*	One stop	L + 5.00%	(a)	7.25%	05/2024	12,139	12,025	1.3	12,018
GS Acquisitionco, Inc.(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	(1)
GS Acquisitionco, Inc.(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(76)	—	(78)
HealthcareSource HR, Inc.*^	One stop	L + 6.75%	(c)	9.14%	05/2020	11,059	10,987	1.2	11,059
HealthcareSource HR, Inc.(5)	One stop	L + 6.75%		N/A(6)	05/2020	—	(1)	—	—
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	1,412	1,401	0.2	1,412
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	1,184	1,140	0.1	1,184
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	330	327	—	330
Host Analytics, Inc.(5)	One stop	N/A		N/A(6)	08/2021	—	(3)	—	—
ICIMS, Inc.	One stop	L + 6.50%	(c)	8.64%	09/2024	6,183	6,061	0.7	6,059
ICIMS, Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	(1)
III US Holdings, LLC	One stop	L + 6.50%		N/A(6)	09/2022	—	—	—	—
Imprivata, Inc.*^	Senior loan	L + 4.00%	(c)	6.39%	10/2023	16,528	16,354	1.8	16,528
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(2)	—	—
Infogix, Inc.^	One stop	L + 6.00%	(c)	8.39%	04/2024	3,995	3,977	0.4	3,995
Infogix, Inc.	One stop	P + 5.00%	(f)	10.25%	04/2024	9	9	—	9
Integral Ad Science, Inc.	One stop	L + 7.25%	(a)	8.25% cash/1.25% PIK	07/2024	5,739	5,629	0.6	5,624
Integral Ad Science, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(1)	—	(1)
Integration Appliance, Inc.	One stop	L + 7.25%	(a)	9.36%	08/2023	27,263	27,017	2.9	26,990
Integration Appliance, Inc.	One stop	L + 7.25%		N/A(6)	08/2023	—	—	—	—
JAMF Holdings, Inc.	One stop	L + 8.00%	(c)	10.32%	11/2022	5,765	5,670	0.6	5,765
JAMF Holdings, Inc.(5)	One stop	L + 8.00%		N/A(6)	11/2022	—	(1)	—	—
Jobvite, Inc.	One stop	L + 8.00%	(a)	10.15%	07/2023	1,414	1,352	0.1	1,358
Jobvite, Inc.	One stop	L + 8.00%		N/A(6)	07/2023	—	—	—	—
Jobvite, Inc.(5)	One stop	L + 8.00%		N/A(6)	07/2023	—	(7)	—	(7)
Kareo, Inc.	One stop	L + 9.00%	(a)	11.24%	06/2022	5,755	5,560	0.6	5,755
Kareo, Inc.	One stop	L + 9.00%	(a)	11.24%	06/2022	421	417	0.1	421
Kareo, Inc.	One stop	L + 9.00%		N/A(6)	06/2022	—	—	—	—
Maverick Bidco Inc.*	One stop	L + 6.25%	(c)	8.64%	04/2023	22,810	22,456	2.4	22,810
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	8.59%	04/2023	3,081	3,081	0.3	3,081
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	8.60%	04/2023	34	32	—	34
Maverick Bidco Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(67)	—	—
Ministry Brands, LLC*	Senior loan	L + 4.00%	(a)	6.24%	12/2022	609	606	0.1	609
Ministry Brands, LLC*	Senior loan	L + 4.00%	(a)	6.24%	12/2022	348	347	—	348
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.24%	12/2022	121	118	—	121
MMan Acquisition Co.*	One stop	L + 6.00%	(c)	8.34%	08/2023	12,388	12,237	1.3	12,140
MMan Acquisition Co.	One stop	L + 6.00%	(c)	8.34%	08/2023	100	99	—	98
Net Health Acquisition Corp.*	One stop	L + 5.50%	(a)	7.74%	12/2023	4,873	4,830	0.5	4,873
Net Health Acquisition Corp.*	One stop	L + 5.50%	(a)	7.74%	12/2023	680	675	0.1	680
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(1)	—	—

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Netsmart Technologies, Inc.*	Senior loan	L + 3.75%	(a)	5.99%	06/2025	$1,616	$1,606	0.2%	$1,628
Netsmart Technologies, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(6)	—	—
Nextech Systems, LLC*	One stop	L + 6.00%	(a)	8.24%	03/2024	12,656	12,613	1.4	12,656
Nextech Systems, LLC	One stop	L + 6.00%		N/A(6)	03/2024	—	—	—	—
Nexus Brands Group, Inc.*	One stop	L + 6.00%	(c)	8.33%	11/2023	3,820	3,780	0.4	3,820
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.39%	11/2023	1,376	1,370	0.1	1,376
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	—
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(14)	—	—
Personify, Inc.*	One stop	L + 5.75%	(c)	8.14%	09/2024	6,159	6,099	0.7	6,098
Personify, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2024	—	(1)	—	(1)
Property Brands, Inc.*	One stop	L + 6.00%	(a)	8.24%	01/2024	9,381	9,277	1.0	9,381
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.24%	01/2024	3,090	3,063	0.3	3,090
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(10)	—	—
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(10)	—	—
Quickbase, Inc.*^	One stop	L + 5.00%	(c)	7.39%	04/2022	37,700	37,172	4.0	37,700
Quickbase, Inc. (5)	One stop	L + 5.00%		N/A(6)	04/2022	—	(2)	—	—
Saba Software, Inc.*^	Senior loan	L + 4.50%	(a)	6.74%	05/2023	29,396	29,009	3.2	29,396
Saba Software, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	05/2023	—	(2)	—	—
Saldon Holdings, Inc. ^	Senior loan	L + 4.25%	(a)	6.41%	09/2022	604	598	0.1	601
Saldon Holdings, Inc. *	Senior loan	L + 4.25%	(a)	6.41%	09/2022	578	575	0.1	575
Telesoft, LLC*	One stop	L + 5.00%	(c)	7.34%	07/2022	5,299	5,259	0.6	5,299
Telesoft, LLC(5)	One stop	L + 5.00%		N/A(6)	07/2022	—	(1)	—	—
Transaction Data Systems, Inc.*^	One stop	L + 5.25%	(a)	7.50%	06/2021	46,134	45,942	4.9	46,134
Transaction Data Systems, Inc.	One stop	L + 5.25%	(c)	7.64%	06/2021	15	14	—	15
Trintech, Inc. *^	One stop	L + 6.00%	(b)	8.20%	12/2023	11,984	11,853	1.3	11,984
Trintech, Inc. *^	One stop	L + 6.00%	(b)	8.20%	12/2023	6,066	5,999	0.7	6,066
Trintech, Inc.	One stop	L + 6.00%	(b)	8.20%	12/2023	30	28	—	30
True Commerce, Inc.*	One stop	L + 5.75%	(c)	8.14%	11/2023	7,108	7,032	0.8	7,108
True Commerce, Inc.(8)(9)	One stop	L + 5.75%	(c)	8.14%	11/2023	2,790	2,760	0.3	2,755
True Commerce, Inc.(8)	One stop	L + 5.75%	(c)	8.14%	11/2023	928	918	0.1	928
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
Upserve, Inc.	One stop	L + 5.50%	(a)	7.65%	07/2023	2,172	2,156	0.2	2,155
Upserve, Inc.	One stop	L + 5.50%		N/A(6)	07/2023	—	—	—	—
Upserve, Inc.(5)	One stop	L + 5.50%		N/A(6)	07/2023	—	(10)	—	(10)
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(a)	10.88% cash/2.25% PIK	10/2020	1,050	985	0.1	1,050
Valant Medical Solutions, Inc.	One stop	N/A		6.00% PIK	02/2020	189	189	—	232
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(a)	10.88% cash/2.25% PIK	10/2020	10	10	—	10
Velocity Technology Solutions, Inc.*^	One stop	L + 6.00%	(c)	8.39%	12/2023	10,424	10,267	1.1	10,424
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
Vendavo, Inc.	One stop	L + 8.50%	(c)	10.81%	10/2022	6,970	6,876	0.7	6,970
Vendavo, Inc.(5)	One stop	L + 8.50%		N/A(6)	10/2022	—	(5)	—	—
Vendor Credentialing Service LLC*^	One stop	L + 5.75%	(a)	7.99%	11/2021	7,553	7,490	0.8	7,553
Vendor Credentialing Service LLC	One stop	L + 5.75%		N/A(6)	11/2021	—	—	—	—
Verisys Corporation*	One stop	L + 7.75%	(c)	10.14%	01/2023	4,757	4,705	0.5	4,757
Verisys Corporation(5)	One stop	L + 7.75%		N/A(6)	01/2023	—	(1)	—	—
Workforce Software, LLC	One stop	L + 6.50%	(c)	8.83%	06/2021	24,823	24,677	2.7	24,823
Workforce Software, LLC	One stop	L + 6.50%	(c)	8.81%	06/2021	2,454	2,431	0.3	2,454
Workforce Software, LLC(5)	One stop	L + 6.50%	(c)	N/A(6)	06/2021	—	(1)	—	—
						521,147	514,789	55.8	519,972
Ecological
Pace Analytical Services, LLC*^	One stop	L + 6.25%	(a)	8.49%	09/2022	15,066	14,889	1.6	15,066
Pace Analytical Services, LLC*	One stop	L + 6.25%	(a)	8.49%	09/2022	1,401	1,385	0.2	1,401
Pace Analytical Services, LLC^	One stop	L + 6.25%	(a)	8.47%	09/2022	1,129	1,120	0.1	1,129
Pace Analytical Services, LLC*	One stop	L + 6.25%	(a)	8.48%	09/2022	833	825	0.1	833
Pace Analytical Services, LLC^	One stop	L + 6.25%	(a)	8.49%	09/2022	346	341	—	346

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Ecological - (continued)
Pace Analytical Services, LLC	One stop	L + 6.25%	(a)	8.49%	09/2022	$10	$8	—%	$10
Pace Analytical Services, LLC(5)	One stop	L + 6.25%		N/A(6)	09/2022	—	(29)	—	—
WRE Holding Corp.*	Senior loan	L + 4.75%	(a)	6.99%	01/2023	1,309	1,297	0.1	1,309
WRE Holding Corp.	Senior loan	L + 4.75%	(a)	6.99%	01/2023	914	904	0.1	914
WRE Holding Corp.	Senior loan	L + 4.75%	(a)	6.99%	01/2023	109	108	—	109
WRE Holding Corp.	Senior loan	L + 4.75%	(a)	6.99%	01/2023	21	21	—	21
						21,138	20,869	2.2	21,138
Electronics
Appriss Holdings, Inc.*^	One stop	L + 6.25%	(c)	8.64%	05/2022	24,226	23,984	2.6	23,984
Appriss Holdings, Inc.(5)	One stop	L + 6.25%		N/A(6)	05/2022	—	(13)	—	(14)
Compusearch Software Holdings, Inc.^	Senior loan	L + 4.25%	(c)	6.64%	05/2021	998	996	0.1	998
Diligent Corporation*^	One stop	L + 5.50%	(d)	8.09%	04/2022	31,382	30,787	3.4	31,382
Diligent Corporation*^	One stop	L + 5.50%	(d)	8.09%	04/2022	8,801	8,679	0.9	8,801
Diligent Corporation*	One stop	L + 5.50%	(d)	8.09%	04/2022	7,787	7,687	0.8	7,787
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(2)	—	—
Gamma Technologies, LLC*^	One stop	L + 5.50%	(a)	7.74%	06/2024	12,272	12,175	1.3	12,272
Gamma Technologies, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2024	—	(1)	—	—
SEI, Inc.*^	Senior loan	L + 5.25%	(a)	7.49%	07/2023	6,458	6,398	0.7	6,458
Sloan Company, Inc., The*	One stop	L + 13.00%	(c)	10.89% cash/4.50% PIK	04/2020	3,121	3,101	0.3	2,497
Sloan Company, Inc., The	One stop	L + 13.00%	(c)	10.89% cash/4.50% PIK	04/2020	210	210	—	168
Sloan Company, Inc., The	One stop	L + 13.00%	(c)	10.89% cash/4.50% PIK	04/2020	50	50	—	40
Sovos Compliance*^	One stop	L + 6.00%	(a)	8.24%	03/2022	32,094	31,723	3.4	32,094
Sovos Compliance^	One stop	L + 6.00%	(a)	8.24%	03/2022	5,373	5,312	0.6	5,373
Sovos Compliance	One stop	L + 6.00%	(a)	8.24%	03/2022	2,560	2,559	0.3	2,560
Sovos Compliance(5)	One stop	L + 6.00%		N/A(6)	03/2022	—	(1)	—	—
Sovos Compliance(5)	One stop	L + 6.00%		N/A(6)	03/2022	—	(36)	—	—
						135,332	133,608	14.4	134,400
Grocery
Teasdale Quality Foods, Inc.^	Senior loan	L + 4.75%	(b)	6.92%	10/2020	117	116	—	115
Teasdale Quality Foods, Inc.*	Senior loan	L + 4.75%	(c)	6.92%	10/2020	78	77	—	76
						195	193	—	191
Healthcare, Education and Childcare
Active Day, Inc.*^	One stop	L + 6.00%	(a)	8.24%	12/2021	11,408	11,300	1.2	11,180
Active Day, Inc.^	One stop	L + 6.00%	(a)	8.24%	12/2021	880	876	0.1	863
Active Day, Inc.*	One stop	L + 6.00%	(a)	8.24%	12/2021	567	565	0.1	556
Active Day, Inc.*	One stop	L + 6.00%	(a)	8.24%	12/2021	392	390	0.1	384
Active Day, Inc.	One stop	P + 5.00%	(f)	10.25%	12/2021	22	21	—	20
Acuity Eyecare Holdings, LLC*	One stop	L + 6.75%	(b)	9.01%	03/2022	3,426	3,385	0.4	3,392
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(b)	9.02%	03/2022	3,189	3,156	0.3	3,157
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(b)	9.04%	03/2022	431	398	0.1	393
Acuity Eyecare Holdings, LLC	One stop	P + 5.75%	(f)	11.00%	03/2022	10	10	—	9
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(b)	8.04%	05/2022	21,683	21,375	2.3	21,249
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(b)	8.04%	05/2022	107	106	—	105
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(b)	8.04%	05/2022	83	83	—	81
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(b)	8.04%	05/2022	50	49	—	48
ADCS Clinics Intermediate Holdings, LLC^	One stop	L + 5.75%	(b)	8.04%	05/2022	31	31	—	31
Advanced Pain Management Holdings, Inc.*(7)	Senior loan	L + 5.00%	(a)	7.24%	11/2018	5,593	5,593	0.3	3,076
Advanced Pain Management Holdings, Inc.*(7)	Senior loan	L + 5.00%	(a)	7.24%	11/2018	383	382	—	210
Advanced Pain Management Holdings, Inc.(7)	Senior loan	L + 5.00%		N/A(6)	11/2018	—	—	—	—
Agilitas USA, Inc.*	One stop	L + 6.00%	(c)	8.34%	04/2022	1,956	1,942	0.2	1,917
Agilitas USA, Inc.	One stop	L + 6.00%	(c)	8.34%	04/2022	10	10	—	8
Agilitas USA, Inc.(5)	One stop	L + 6.00%		N/A(6)	04/2022	—	(12)	—	—
Apothecary Products, LLC*^	Senior loan	L + 4.25%	(d)	6.77%	07/2023	3,423	3,379	0.4	3,389
Apothecary Products, LLC(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(7)	—	(8)
Aris Teleradiology Company, LLC*^(7)	Senior loan	L + 5.50%	(c)	8.00%	03/2021	2,499	2,486	0.1	1,148

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Aris Teleradiology Company, LLC(7)	Senior loan	L + 5.50%	(c)(d)	8.01%	03/2021	$132	$132	—%	$44
Avalign Technologies, Inc.^	Senior loan	L + 4.50%	(a)	6.75%	07/2021	894	892	0.1	894
BIORECLAMATIONIVT, LLC*^	One stop	L + 6.25%	(a)	8.49%	01/2021	14,906	14,786	1.6	14,906
BIORECLAMATIONIVT, LLC	One stop	P + 5.25%	(f)	10.50%	01/2021	100	99	—	100
CLP Healthcare Services, Inc.^	Senior loan	L + 5.50%	(c)	7.89%	12/2020	927	920	0.1	908
DCA Investment Holding, LLC*^	One stop	L + 5.25%	(c)	7.64%	07/2021	14,453	14,363	1.6	14,453
DCA Investment Holding, LLC*^	One stop	L + 5.25%	(c)	7.64%	07/2021	13,485	13,375	1.4	13,485
DCA Investment Holding, LLC*^	One stop	L + 5.25%	(c)	7.64%	07/2021	6,042	5,971	0.7	6,042
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.64%	07/2021	2,414	2,381	0.3	2,414
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.64%	07/2021	151	150	—	151
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.64%	07/2021	47	47	—	47
DCA Investment Holding, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2021	—	(9)	—	—
DCA Investment Holding, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2021	—	(120)	—	—
Deca Dental Management LLC	One stop	L + 6.25%	(c)	8.64%	07/2020	7,443	7,402	0.8	7,443
Deca Dental Management LLC^	One stop	L + 6.25%	(a)(c)	8.57%	07/2020	906	902	0.1	906
Deca Dental Management LLC	One stop	L + 6.25%	(a)	8.49%	07/2020	50	50	—	50
Deca Dental Management LLC(5)	One stop	L + 6.25%		N/A(6)	07/2020	—	(4)	—	—
Dental Holdings Corporation^	One stop	L + 5.50%	(d)	8.02%	02/2020	3,183	3,164	0.3	3,183
Dental Holdings Corporation	One stop	L + 5.50%	(d)	8.02%	02/2020	505	502	0.1	505
Dental Holdings Corporation	One stop	L + 5.50%	(b)	7.67%	02/2020	98	95	—	98
Elite Dental Partners LLC*	One stop	L + 5.25%	(a)	7.49%	06/2023	2,014	1,986	0.2	2,014
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.49%	06/2023	1,578	1,384	0.2	1,578
Elite Dental Partners LLC(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(1)	—	—
ERG Buyer, LLC*	One stop	L + 5.50%	(c)	7.89%	05/2024	6,342	6,252	0.7	6,342
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(2)	—	—
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(146)	—	—
eSolutions, Inc.*^	One stop	L + 6.50%	(a)	8.74%	03/2022	29,419	29,180	3.1	29,198
eSolutions, Inc.(5)	One stop	L + 6.50%		N/A(6)	03/2022	—	(1)	—	(1)
Excelligence Learning Corporation*^	One stop	L + 6.00%	(a)	8.24%	04/2023	6,236	6,189	0.6	5,862
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.64%	05/2023	10,388	10,247	1.1	10,388
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.64%	05/2023	7,456	7,317	0.8	7,456
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.64%	05/2023	6,679	6,679	0.7	6,679
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.64%	05/2023	2,230	2,230	0.2	2,230
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.59%	05/2023	1,441	1,441	0.2	1,441
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.64%	05/2023	1,082	1,082	0.1	1,082
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.64%	05/2023	953	953	0.1	953
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.64%	05/2023	616	472	0.1	616
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.64%	05/2023	460	361	0.1	460
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.63%	05/2023	25	22	—	25
G & H Wire Company, Inc.*	One stop	L + 5.75%	(a)	7.99%	09/2023	1,104	1,095	0.1	1,104
G & H Wire Company, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2022	—	(1)	—	—
Immucor, Inc. *	Senior loan	L + 5.00%	(c)	7.39%	06/2021	2,034	2,034	0.2	2,071
Katena Holdings, Inc.^	One stop	L + 6.00%	(c)	8.39%	06/2021	4,475	4,444	0.5	4,385
Katena Holdings, Inc.^	One stop	L + 6.00%	(c)	8.39%	06/2021	437	434	0.1	428
Katena Holdings, Inc.*	One stop	L + 6.00%	(c)	8.39%	06/2021	301	298	—	295
Katena Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	06/2021	—	(1)	—	(2)
Lombart Brothers, Inc.*^	One stop	L + 6.75%	(c)	9.14%	04/2022	4,692	4,615	0.5	4,622
Lombart Brothers, Inc.*(8)	One stop	L + 6.75%	(c)	9.14%	04/2022	1,534	1,509	0.2	1,511
Lombart Brothers, Inc.	One stop	P + 5.50%	(f)	10.75%	04/2022	29	28	—	28
Lombart Brothers, Inc.(8)	One stop	P + 5.50%	(f)	10.75%	04/2022	8	8	—	8
Maverick Healthcare Group, LLC*	Senior loan	L + 7.50%	(a)	7.89% cash/2.00% PIK	04/2017	432	432	0.1	432
MD Now Holdings, Inc.*	One stop	L + 5.25%	(c)	7.64%	08/2024	7,070	7,001	0.8	6,999
MD Now Holdings, Inc.(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	(2)
MD Now Holdings, Inc.(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(20)	—	(20)
MWD Management, LLC & MWD Services, Inc.*	One stop	L + 5.25%	(c)	7.64%	06/2023	4,381	4,381	0.5	4,381

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
MWD Management, LLC & MWD Services, Inc.*	One stop	L + 5.25%	(c)	7.64%	06/2023	$1,295	$1,282	0.1%	$1,295
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2022	—	(1)	—	—
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(72)	—	—
Oliver Street Dermatology Holdings, LLC*^	One stop	L + 6.00%	(c)	8.39%	05/2022	8,717	8,600	0.9	8,717
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.00%	(c)	8.39%	05/2022	1,885	1,867	0.2	1,885
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(c)	8.39%	05/2022	1,352	1,338	0.1	1,352
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(c)	8.39%	05/2022	1,195	1,184	0.1	1,195
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.00%	(c)	8.39%	05/2022	1,043	1,033	0.1	1,043
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(c)	8.39%	05/2022	1,040	1,031	0.1	1,040
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(c)	8.39%	05/2022	810	802	0.1	810
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(c)	8.39%	05/2022	702	696	0.1	702
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(c)(f)	8.85%	05/2022	81	80	—	81
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.00%	(c)	8.39%	05/2022	46	45	—	46
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.00%	(c)	8.39%	05/2022	41	41	—	41
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.00%	(c)	8.39%	05/2022	32	32	—	32
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.00%	(c)	8.39%	05/2022	30	30	—	30
Oliver Street Dermatology Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2022	—	(10)	—	—
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.99%	11/2023	2,838	2,807	0.3	2,838
ONsite Mammography, LLC	One stop	L + 6.75%	(c)(d)	9.15%	11/2023	335	323	—	335
ONsite Mammography, LLC(5)	One stop	L + 6.75%		N/A(6)	11/2023	—	(1)	—	—
Pinnacle Treatment Centers, Inc.*	One stop	L + 6.25%	(c)	8.59%	08/2021	9,649	9,552	1.0	9,649
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(b)(c)	8.52%	08/2021	58	57	—	58
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(c)	8.59%	08/2021	55	54	—	55
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(a)	8.46%	08/2021	43	41	—	43
PPT Management Holdings, LLC*^	One stop	L + 7.50%	(b)(f)	9.69%	12/2022	12,273	12,089	1.1	10,033
PPT Management Holdings, LLC	One stop	L + 7.50%	(b)(c)(f)	9.69%	12/2022	141	141	—	116
PPT Management Holdings, LLC	One stop	L + 7.50%	(b)(f)	9.69%	12/2022	84	84	—	68
PPT Management Holdings, LLC	One stop	L + 7.50%	(b)(f)	9.69%	12/2022	40	31	—	32
PPT Management Holdings, LLC(5)	One stop	L + 7.50%	(b)(f)	9.69%	12/2022	7	4	—	(30)
Riverchase MSO, LLC*^	Senior loan	L + 5.25%	(c)	7.64%	10/2022	4,890	4,840	0.5	4,890
Riverchase MSO, LLC	Senior loan	L + 5.25%	(c)	7.63%	10/2022	54	53	—	54
RXH Buyer Corporation*	One stop	L + 5.75%	(c)	8.14%	09/2021	11,021	10,912	1.2	11,021
RXH Buyer Corporation^	One stop	L + 5.75%	(c)	8.14%	09/2021	1,247	1,241	0.1	1,247
RXH Buyer Corporation	One stop	P + 4.75%	(c)(f)	9.19%	09/2021	92	90	—	92
SLMP, LLC	One stop	L + 6.00%	(a)	8.24%	05/2023	5,597	5,528	0.6	5,597
SLMP, LLC*	One stop	L + 6.00%	(a)	8.24%	05/2023	4,701	4,644	0.5	4,701
SLMP, LLC	One stop	N/A		7.50% PIK	05/2027	117	117	—	117
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(9)	—	—
Spear Education, LLC^	One stop	L + 6.25%	(c)	8.75%	08/2019	3,468	3,463	0.4	3,468
Spear Education, LLC	One stop	L + 6.25%	(c)	8.59%	08/2019	178	178	—	178
Spear Education, LLC	One stop	L + 6.25%	(c)	8.56%	08/2019	62	61	—	62
Summit Behavioral Healthcare, LLC*	Senior loan	L + 4.75%	(c)	7.06%	10/2023	2,401	2,380	0.3	2,401
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	7.07%	10/2023	118	111	—	118
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	7.07%	10/2023	19	18	—	19
WHCG Management, LLC^	Senior loan	L + 5.00%	(c)	7.39%	03/2023	3,950	3,913	0.4	3,950
WHCG Management, LLC	Senior loan	L + 5.00%	(c)	7.35%	03/2023	100	99	—	100
WHCG Management, LLC(5)	Senior loan	L + 5.00%		N/A(6)	03/2023	—	(20)	—	—
WIRB-Copernicus Group, Inc.*	Senior loan	L + 4.25%	(a)	6.49%	08/2022	10,429	10,364	1.1	10,429
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(1)	—	—
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(22)	—	—
						317,531	313,636	33.2	309,310
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC^	Senior loan	L + 4.50%	(a)	6.74%	02/2022	354	353	—	355
CST Buyer Company^	One stop	L + 5.00%	(a)	7.24%	03/2023	3,086	3,016	0.3	3,086

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Home and Office Furnishings, Housewares, and Durable Consumer - (continued)
CST Buyer Company(5)	One stop	L + 5.00%		N/A(6)	03/2023	$—	$(1)	—%	$—
Plano Molding Company, LLC*	One stop	L + 7.50%	(a)	9.67%	05/2021	4,850	4,801	0.5	4,753
						8,290	8,169	0.8	8,194
Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC^	One stop	L + 5.00%	(a)	7.24%	06/2022	6,329	6,244	0.7	6,329
Aimbridge Hospitality, LLC*^	One stop	L + 5.00%	(a)	7.24%	06/2022	4,993	4,928	0.5	4,993
Aimbridge Hospitality, LLC^	One stop	L + 5.00%	(a)	7.24%	06/2022	1,055	1,040	0.1	1,055
Aimbridge Hospitality, LLC	One stop	L + 5.00%	(a)	7.24%	06/2022	61	57	—	61
Aimbridge Hospitality, LLC(5)	One stop	L + 5.00%		N/A(6)	06/2022	—	(1)	—	—
						12,438	12,268	1.3	12,438
Insurance
Captive Resources Midco, LLC*^	One stop	L + 5.75%	(a)	7.99%	12/2021	12,505	12,359	1.3	12,505
Captive Resources Midco, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2021	—	(4)	—	—
Captive Resources Midco, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2021	—	(12)	—	—
Internet Pipeline, Inc.*^	One stop	L + 4.75%	(a)	7.00%	08/2022	10,245	10,106	1.1	10,245
Internet Pipeline, Inc.*^	One stop	L + 4.75%	(a)	7.00%	08/2022	4,406	4,362	0.5	4,406
Internet Pipeline, Inc.(8)(9)		L + 4.75%	(a)	7.00%	08/2022	3,541	3,495	0.4	3,447
Internet Pipeline, Inc.^	One stop	L + 4.75%	(a)	7.00%	08/2022	1,668	1,651	0.2	1,668
Internet Pipeline, Inc.(5)	One stop	L + 4.75%		N/A(6)	08/2021	—	(1)	—	—
RSC Acquisition, Inc.*^	Senior loan	L + 4.25%	(c)(d)(f)	6.72%	11/2022	26,852	26,712	2.9	26,784
RSC Acquisition, Inc.	Senior loan	L + 4.25%	(d)(e)	6.76%	11/2021	21	21	—	21
RSC Acquisition, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(32)	—	(13)
						59,238	58,657	6.4	59,063
Leisure, Amusement, Motion Pictures, Entertainment
NFD Operating, LLC^	One stop	L + 7.00%	(a)	9.11%	06/2021	2,148	2,130	0.2	2,148
NFD Operating, LLC	One stop	L + 7.00%		N/A(6)	06/2021	—	—	—	—
PADI Holdco, Inc.(8)(9)	One stop	E + 5.75%	(g)	5.75%	04/2023	12,505	12,505	1.3	12,142
PADI Holdco, Inc.*	One stop	L + 5.75%	(c)	8.14%	04/2023	12,637	12,478	1.4	12,637
PADI Holdco, Inc.	One stop	L + 5.75%	(c)	8.14%	04/2022	125	123	—	125
Self Esteem Brands, LLC*^	Senior loan	L + 4.75%	(a)	6.99%	02/2020	8,681	8,646	0.9	8,681
Sunshine Sub, LLC*	One stop	L + 4.75%	(a)	6.99%	05/2024	5,468	5,366	0.6	5,468
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(39)	—	—
Teaching Company, The*^	One stop	L + 4.75%	(c)	7.09%	07/2023	7,024	6,990	0.8	7,024
Teaching Company, The(5)	One stop	L + 4.75%		N/A(6)	07/2023	—	(1)	—	—
Titan Fitness, LLC^	One stop	L + 6.50%	(a)	8.61%	06/2021	1,933	1,933	0.2	1,933
Titan Fitness, LLC^	One stop	L + 6.50%	(a)	8.61%	06/2021	292	291	—	292
Titan Fitness, LLC*	One stop	L + 6.50%	(a)	8.61%	06/2021	256	256	—	256
Titan Fitness, LLC^	One stop	L + 6.50%	(a)	8.61%	06/2021	138	137	—	138
Titan Fitness, LLC	One stop	L + 6.50%		N/A(6)	06/2021	—	—	—	—
WBZ Investment LLC*	One stop	L + 5.50%	(a)	7.64%	09/2020	3,463	3,429	0.4	3,428
WBZ Investment LLC(5)	One stop	L + 5.50%		N/A(6)	09/2024	—	—	—	(1)
WBZ Investment LLC(5)	One stop	L + 5.50%		N/A(6)	09/2024	—	(27)	—	(27)
						54,670	54,216	5.8	54,244
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*	One stop	L + 10.00%	(a)	10.24% cash/2.00% PIK	05/2019	185	185	—	185
Benetech, Inc.	One stop	P + 8.75%	(a)(f)	11.77% cash/2.00% PIK	05/2019	10	10	—	10
						195	195	—	195
Oil and Gas
Drilling Info Holdings, Inc.*^	Senior loan	L + 4.25%	(b)	6.54%	07/2025	13,964	13,783	1.5	13,895
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(2)	—	—
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(48)	—	(14)
						13,964	13,733	1.5	13,881
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	(c)	7.89%	11/2021	4,823	4,798	0.5	4,823

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal and Non Durable Consumer Products (Mfg. Only) - (continued)
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.89%	11/2021	$421	$419	0.1%	$421
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	(c)	7.89%	11/2021	296	294	—	296
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)(f)	8.42%	11/2021	46	45	—	46
IMPLUS Footwear, LLC*^	One stop	L + 6.75%	(c)	9.14%	04/2021	13,124	13,044	1.4	13,124
IMPLUS Footwear, LLC*^	One stop	L + 6.75%	(c)	9.09%	04/2021	2,311	2,296	0.3	2,311
IMPLUS Footcare, LLC	One stop	L + 6.75%	(c)	9.14%	04/2021	700	690	0.1	700
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.06%	09/2020	3,120	3,107	0.3	3,120
Massage Envy, LLC	One stop	L + 6.75%	(c)	9.09%	09/2020	152	151	—	152
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.07%	09/2020	113	112	—	113
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.09%	09/2020	99	98	—	99
Massage Envy, LLC^	One stop	L + 6.75%	(c)	9.06%	09/2020	99	98	—	99
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.08%	09/2020	94	93	—	94
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.12%	09/2020	90	90	—	90
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.07%	09/2020	71	70	—	71
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.08%	09/2020	45	45	—	45
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.13%	09/2020	30	30	—	30
Massage Envy, LLC	One stop	L + 6.75%	(c)	9.09%	09/2020	25	21	—	25
Massage Envy, LLC	One stop	L + 6.75%		N/A(6)	09/2020	—	—	—	—
Orthotics Holdings, Inc.*	One stop	L + 5.50%	(a)	7.74%	02/2020	3,656	3,639	0.4	3,583
Orthotics Holdings, Inc.*(8)	One stop	L + 5.50%	(a)	7.74%	02/2020	599	597	0.1	587
Orthotics Holdings, Inc.(8)	One stop	L + 5.50%		N/A(6)	02/2020	—	—	—	—
Orthotics Holdings, Inc.(5)	One stop	L + 5.50%		N/A(6)	02/2020	—	(3)	—	(2)
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	(c)(f)	7.35%	12/2018	258	258	—	257
Team Technologies Acquisition Company*	Senior loan	L + 5.50%	(c)(f)	7.85%	12/2018	48	48	—	48
Team Technologies Acquisition Company	Senior loan	L + 5.00%		N/A(6)	12/2018	—	—	—	—
						30,220	30,040	3.2	30,132
Personal, Food and Miscellaneous Services
Captain D's, LLC*	Senior loan	L + 4.50%	(b)	6.71%	12/2023	2,218	2,199	0.2	2,218
Captain D's, LLC	Senior loan	P + 3.50%	(a)(f)	7.86%	12/2023	9	9	—	9
Clarkson Eyecare LLC*^	One stop	L + 6.25%	(c)	8.64%	04/2021	17,015	16,846	1.8	17,015
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.64%	04/2021	8,443	8,382	0.9	8,443
Clarkson Eyecare LLC	One stop	L + 6.25%	(a)(c)	8.43%	04/2021	4,678	4,639	0.5	4,678
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.58%	04/2021	4,006	4,006	0.4	4,006
Clarkson Eyecare LLC*	One stop	L + 6.25%	(c)	8.64%	04/2021	2,926	2,905	0.3	2,926
Clarkson Eyecare LLC*	One stop	L + 6.25%	(c)	8.64%	04/2021	2,491	2,474	0.3	2,491
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.64%	04/2021	1,392	1,392	0.1	1,392
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.64%	04/2021	709	672	0.1	709
Clarkson Eyecare LLC*	One stop	L + 6.25%	(c)	8.64%	04/2021	656	655	0.1	656
Clarkson Eyecare LLC*	One stop	L + 6.25%	(c)	8.64%	04/2021	484	477	0.1	484
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.63%	04/2021	257	253	—	257
Clarkson Eyecare LLC(5)	One stop	L + 6.25%		N/A(6)	04/2021	—	(16)	—	—
Community Veterinary Partners, LLC^	One stop	L + 5.50%	(c)	7.89%	10/2021	1,945	1,940	0.2	1,945
Community Veterinary Partners, LLC^	One stop	L + 5.50%	(c)	7.89%	10/2021	516	516	0.1	516
Community Veterinary Partners, LLC^	One stop	L + 5.50%	(c)	7.89%	10/2021	99	97	—	99
Community Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2021	—	(30)	—	—
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	6.96%	08/2023	592	533	0.1	531
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	7.04%	08/2023	150	148	—	148
Imperial Optical Midco Inc.	One stop	L + 4.75%		N/A(6)	08/2023	—	—	—	—
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	19	19	—	19
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2023	—	(1)	—	—
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2020	—	(77)	—	—
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.85%	01/2023	60	59	—	60
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.84%	01/2023	70	56	—	70
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.82%	01/2023	5	5	—	5
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.74%	05/2025	3,607	3,573	0.4	3,607

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services - (continued)
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.74%	05/2025	$2,177	$2,156	0.2%	$2,177
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.74%	05/2025	1,916	1,898	0.2	1,916
Southern Veterinary Partners, LLC*^	One stop	L + 5.50%	(a)	7.74%	05/2025	1,573	1,549	0.2	1,573
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.74%	05/2025	1,110	1,071	0.1	1,110
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.74%	05/2025	1,039	1,029	0.1	1,039
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.74%	05/2025	853	845	0.1	853
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.74%	05/2025	777	737	0.1	777
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2023	—	(2)	—	—
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(79)	—	—
Veterinary Specialists of North America, LLC*^	One stop	L + 5.50%	(a)	7.69%	07/2021	3,813	3,785	0.4	3,813
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(a)	7.74%	07/2021	464	460	0.1	464
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(a)	7.74%	07/2021	420	416	0.1	420
Veterinary Specialists of North America, LLC^	One stop	L + 5.50%	(a)	7.74%	07/2021	229	227	—	229
Veterinary Specialists of North America, LLC^	One stop	L + 5.50%	(a)	7.74%	07/2021	88	88	—	88
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(a)	7.74%	07/2021	45	37	—	45
Veterinary Specialists of North America, LLC*	One stop	L + 5.50%	(a)	7.74%	07/2021	33	33	—	33
Veterinary Specialists of North America, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2021	—	(1)	—	—
Wetzel's Pretzels, LLC*^	One stop	L + 6.75%	(a)	8.99%	09/2021	8,290	8,212	0.9	8,290
Wetzel's Pretzels, LLC	One stop	L + 6.75%	(a)	8.86%	09/2021	3	2	—	3
						75,177	74,194	8.1	75,114
Printing and Publishing
Brandmuscle, Inc.^	Senior loan	L + 5.00%	(c)	7.39%	12/2021	532	529	0.1	535
Messenger, LLC*	One stop	L + 6.00%	(a)(f)	8.23%	08/2023	3,926	3,888	0.4	3,887
Messenger, LLC	One stop	P + 5.00%	(f)	10.25%	08/2023	3	3	—	3
						4,461	4,420	0.5	4,425
Retail Stores
Batteries Plus Holding Corporation*^	One stop	L + 6.75%	(a)	8.99%	07/2022	11,379	11,253	1.2	11,379
Batteries Plus Holding Corporation(5)	One stop	L + 6.75%		N/A(6)	07/2022	—	(1)	—	—
Cycle Gear, Inc.^	One stop	L + 6.50%	(c)	8.84%	01/2020	7,495	7,461	0.8	7,495
Cycle Gear, Inc.^	One stop	L + 6.50%	(c)	8.84%	01/2020	705	701	0.1	705
Cycle Gear, Inc.(5)	One stop	L + 6.50%		N/A(6)	01/2020	—	(4)	—	—
DTLR, Inc.*^	One stop	L + 6.50%	(b)	8.68%	08/2022	19,507	19,280	2.1	19,507
Feeders Supply Company, LLC*^	One stop	L + 5.75%	(a)	8.01%	04/2021	4,491	4,461	0.5	4,491
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	62	62	—	62
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
Marshall Retail Group LLC, The*	One stop	L + 6.00%	(c)	8.34%	08/2020	3,124	3,124	0.3	3,124
Marshall Retail Group LLC, The	One stop	L + 6.00%		N/A(6)	08/2019	—	—	—	—
Mills Fleet Farm Group LLC*^	One stop	L + 5.50%	(a)	7.74%	02/2022	5,650	5,471	0.6	5,650
Pet Holdings ULC*^(8)(10)	One stop	L + 5.50%	(c)	7.84%	07/2022	32,645	32,434	3.5	32,645
Pet Holdings ULC^(8)(10)	One stop	L + 5.50%	(c)	7.84%	07/2022	130	128	—	130
Pet Holdings ULC(5)(8)(10)	One stop	L + 5.50%		N/A(6)	07/2022	—	(2)	—	—
PetPeople Enterprises, LLC^	One stop	L + 5.00%	(a)	7.25%	09/2023	2,349	2,325	0.3	2,349
PetPeople Enterprises, LLC(5)	One stop	L + 5.00%		N/A(6)	09/2023	—	(1)	—	—
PetPeople Enterprises, LLC(5)	One stop	L + 5.00%		N/A(6)	09/2023	—	(2)	—	—
						87,537	86,690	9.4	87,537
Telecommunications
NetMotion Wireless Holdings, Inc.^	One stop	L + 6.25%	(c)	8.64%	10/2021	6,340	6,260	0.7	6,340
NetMotion Wireless Holdings, Inc.(5)	One stop	L + 6.25%		N/A(6)	10/2021	—	(1)	—	—
						6,340	6,259	0.7	6,340
Textiles and Leather
SHO Holding I Corporation^	Senior loan	L + 5.00%	(c)	7.34%	10/2022	1,898	1,870	0.2	1,822
SHO Holding I Corporation	Senior loan	L + 4.00%	(a)(c)	6.14%	10/2021	15	15	—	12
						1,913	1,885	0.2	1,834
Utilities
Arcos, LLC^	One stop	L + 6.00%	(c)	8.39%	02/2021	3294	3276	0.4	3294
Arcos, LLC	One stop	L + 6.00%		N/A(6)	02/2021	0	0	—	0
						3,294	3,276	0.4	3,294

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)

Total non-controlled/non-affiliate company debt investments					$1,607,290	$1,588,372	170.8%	$1,593,211

Equity investments(11)(12)
Aerospace and Defense
Whitcraft LLC	Common stock	N/A	N/A	N/A	7	$688	0.1%	$1,121

Automobile
Grease Monkey International, LLC	LLC units	N/A	N/A	N/A	448	448	0.1	648
Polk Acquisition Corp.	LP interest	N/A	N/A	N/A	4	401	—	264
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A	N/A	—	248	—	248
						1,097	0.1	1,160
Beverage, Food and Tobacco
Cafe Rio Holding, Inc.	Common stock	N/A	N/A	N/A	3	283	—	335
Global ID Corporation	LLC interest	N/A	N/A	N/A	2	240	—	343
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	17	84	—	79
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	8	24	—	22
Mendocino Farms, LLC	Common stock	N/A	N/A	N/A	157	690	0.1	690
Purfoods, LLC	LLC interest	N/A	N/A	N/A	355	355	0.1	491
						1,676	0.2	1,960
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	40	—	32
Flexan, LLC	Common stock	N/A	N/A	N/A	—	—	—	—
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	80	—	80
						120	—	112
Diversified/Conglomerate Manufacturing
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	259	—	—
Inventus Power, Inc.	LLC units	N/A	N/A	N/A	—	38	—	33
Inventus Power, Inc.	Common stock	N/A	N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	242	0.1	484
						539	0.1	517
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A	N/A	N/A	374	374	0.1	411
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	30	152	—	189
Apttus Corporation	Preferred stock	N/A	N/A	N/A	21	319	0.1	431
Apttus Corporation	Warrant	N/A	N/A	N/A	41	235	—	225
Centrify Corporation	LP interest	N/A	N/A	N/A	—	400	0.1	400
Centrify Corporation	LP interest	N/A	N/A	N/A	141	—	—	—
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	39	247	—	247
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	35	46	—	46
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	1	106	—	122
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	84	84	—	111
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	67	11	—	11
GS Acquisitionco, Inc.	LP interest	N/A	N/A	N/A	1	117	—	151
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	165	—	196
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	164	60	—	171
Jobvite, Inc.	Warrant	N/A	N/A	N/A	86	56	—	56
Kareo, Inc.	Warrant	N/A	N/A	N/A	29	203	—	2
Kareo, Inc.	Preferred stock	N/A	N/A	N/A	1	5	—	6
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	1	597	0.1	707
MMan Acquisition Co.	LP interest	N/A	N/A	N/A	334	334	—	261
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	—	436	0.1	489
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	172	—	195
Personify, Inc.	LLC units	N/A	N/A	N/A	342	342	—	342
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	399	0.1	479
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	99	4	—	49

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Property Brands, Inc.	Preferred stock	N/A	N/A	N/A	34	$345	0.1%	$373
Quickbase, Inc.	Common stock	N/A	N/A	N/A	615	—	0.1	1,052
Valant Medical Solutions, Inc.	Warrant	N/A	N/A	N/A	6	86	—	65
Verisys Corporation	LLC interest	N/A	N/A	N/A	318	318	—	291
Workforce Software, LLC	LLC units	N/A	N/A	N/A	1,373	1,373	0.2	1,576
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	232	212	—	202
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	41	33	—	15
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	10	10	—	12
						7,241	1.0	8,883
Ecological
Pace Analytical Services, LLC	Common stock	N/A	N/A	N/A	3	302	—	278

Electronics
Diligent Corporation(13)	Preferred stock	N/A	N/A	N/A	359	4	0.2	1,328
SEI, Inc.	LLC units	N/A	N/A	N/A	207	161	0.1	391
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	74	—	—
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	7	—	—
						246	0.3	1,719
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	529	0.1	384
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	419	419	0.1	416
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	596	0.1	374
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	—
BIORECLAMATIONIVT, LLC	LLC units	N/A	N/A	N/A	—	360	0.1	589
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	5,253	525	0.1	653
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	53	5	—	—
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	651	651	0.1	782
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	394	370	—	326
Elite Dental Partners LLC	Common stock	N/A	N/A	N/A	—	426	0.1	426
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	81	—	107
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	—	—	9
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	—	418	0.1	418
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	4	4	—	4
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	304	—	338
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	3	—	11
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	187	188	—	154
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	205	—	155
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	1	146	—	166
MD Now Holdings, Inc.	LLC units	N/A	N/A	N/A	8	78	—	78
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	230	230	—	155
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	218	218	—	323
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	226	—	262
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	6
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	4	443	—	188
SLMP, LLC	LLC interest	N/A	N/A	N/A	378	378	0.1	403
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	86	—	93
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	—	—	3
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	314	—	172
						7,211	0.9	6,995
Insurance
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	154	—	211
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	93	2	—	369
						156	—	580
Leisure, Amusement, Motion Pictures, Entertainment
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	1	539	0.1	591
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	36	56	—	56
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	25	38	—	38
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	20	31	—	31

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure, Amusement, Motion Pictures, Entertainment - (continued)
WBZ Investment LLC	LLC interest	N/A		N/A	N/A	18	$27	—%	$27
WBZ Investment LLC	LLC interest	N/A		N/A	N/A	8	12	—	12
WBZ Investment LLC	LLC interest	N/A		N/A	N/A	1	1	—	1
							704	0.1	756
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	LLC interest	N/A		N/A	N/A	2	—	—	—
Benetech, Inc.	LLC interest	N/A		N/A	N/A	2	—	—	1
							—	—	1
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	LLC units	N/A		N/A	N/A	9	91	—	151

Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC interest	N/A		N/A	N/A	88	88	—	81
Clarkson Eyecare LLC	LLC units	N/A		N/A	N/A	—	86	—	158
Community Veterinary Partners, LLC	Common stock	N/A		N/A	N/A	2	210	—	266
PPV Intermediate Holdings II, LLC	LLC interest	N/A		N/A	N/A	160	160	—	160
Ruby Slipper Cafe LLC, The	LLC units	N/A		N/A	N/A	19	186	—	227
Southern Veterinary Partners, LLC	LLC units	N/A		N/A	N/A	—	282	0.1	435
Southern Veterinary Partners, LLC	LLC units	N/A		N/A	N/A	83	3	—	31
Veterinary Specialists of North America, LLC	LLC units	N/A		N/A	N/A	—	56	—	97
Wetzel's Pretzels, LLC	Common stock	N/A		N/A	N/A	—	149	—	206
							1,220	0.1	1,661
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A		N/A	N/A	—	207	—	143

Retail Stores
Batteries Plus Holding Corporation	LP interest	N/A		N/A	N/A	5	505	0.1	778
Cycle Gear, Inc.	LLC units	N/A		N/A	N/A	8	111	—	207
Elite Sportswear, L.P.	LLC interest	N/A		N/A	N/A	—	74	—	16
Feeders Supply Company, LLC	Preferred stock	N/A		N/A	N/A	2	$179	—	$224
Feeders Supply Company, LLC	Common stock	N/A		N/A	N/A	—	$—	—	$49
Pet Holdings ULC(8)(10)	LP interest	N/A		N/A	N/A	222	188	—	261
							1,057	0.1	1,535

Total non-controlled/non-affiliate company equity investments							$22,555	3.0%	$27,572

Total non-controlled/non-affiliate company investments						$1,607,290	$1,610,927	173.8%	$1,620,783

Non-controlled affiliate company investments(14)
Debt investments
Diversified/Conglomerate Service
Switchfly LLC(8)	One stop	P + 2.00%	(c)(f)	7.25%	04/2020	$3,067	$3,025	0.3%	$2,761
Switchfly LLC(8)	One stop	P + 2.00%	(f)	7.25%	06/2018	256	256	—	230
Switchfly LLC(8)	One stop	P + 2.00%	(f)	7.25%	04/2020	17	16	—	15

Total non-controlled affiliate company debt investments						3,340	3,297	0.3	3,006

Equity investments(11)(12)
Diversified/Conglomerate Service
Switchfly LLC(8)	LLC units	N/A		N/A	N/A	542	$542	0.1%	$710

Total non-controlled/affiliate company equity investments							$542	0.1%	$710

Total non-controlled/affiliate company investments							$3,839	0.4%	$3,716

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(15)
Equity investments
Investment Funds and Vehicles
GCIC Senior Loan Fund LLC(8)(16)	LLC interest	N/A	N/A	N/A	48,356	$48,356	5.4%	$49,939

Total controlled affiliate company equity investments						$48,356	5.4%	$49,939

Total controlled affiliate company investments						$48,356	5.4%	$49,939

Total investments					$1,610,630	$1,663,122	179.3%	$1,674,438

Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents
Cash, foreign currencies and restricted cash						$37,848	4.1%	$37,848
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			2.00% (17)			668	—	668
Total cash, cash equivalents, foreign currencies and restricted cash and cash equivalents						$38,516	4.1%	$38,516

Total investments and cash, cash equivalents, foreign currencies and restricted cash and cash equivalents						$1,701,638	183.4%	$1,712,954

^	Denotes that all or a portion of the investment collateralizes the Credit Facility (as defined in Note 7).
*	Denotes that all or a portion of the investment secures the notes offered in the GCIC 2016 Debt Securitization (as defined in Note 7).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’), Euro Interbank Offered Rate ("EURIBOR" or "E") or Prime (‘‘P’’) and which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of September 30, 2018. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of September 28, 2018, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 28, 2018, as the loan may have priced or repriced based on an index rate prior to September 28, 2018.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 2.26% as of September 28, 2018.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 2.31% as of September 28, 2018.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.40% as of September 28, 2018.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.60% as of September 28, 2018.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 2.92% as of September 28, 2018.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 5.25% as of September 28, 2018.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.32% as of September 28, 2018.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2018.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of September 30, 2018. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Loan was on non-accrual status as of September 30, 2018, meaning that the Company has ceased recognizing interest income on the loan.

(8)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2018, total non-qualifying assets at fair value represented 6.3% of the Company’s total assets calculated in accordance with the 1940 Act.

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

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

(14)
As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities ("non-controlled affiliate"). Transactions related to investments in non-controlled affiliates for the year ended September 30, 2018 were as follows:

Portfolio Company	Fair value as of September 30, 2017	Purchases (cost)(h)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of September 30, 2018	Net realized gain/(loss)	Interest and fee income	Dividend income
Switchfly LLC (i)	$—	$338	$—	$2,829	$33	$516	$3,716	$—	$38	$—
Total Controlled Affiliates	$—	$338	$—	$2,829	$33	$516	$3,716	$—	$38	$—
(h) Purchases at cost includes amounts related to payment-in-kind ("PIK") interest capitalized and added to the principal balance of the respective loans.
(i) During the three months ended September 30, 2018, the Company's ownership increased to over five percent of the portfolio company's voting securities.
(15) As defined in the 1940 Act, the Company is deemed to be both an ‘‘affiliated person’’ of and ‘‘control’’ this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement)("controlled affiliate"). Transactions related to investments in controlled affiliates for the year ended September 30, 2018 were as follows:

Portfolio Company	Fair value as of September 30, 2017	Purchases (cost)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of September 30, 2018	Net realized gain/(loss)	Interest and fee income	Dividend income
GCIC Senior Loan Fund LLC (j)	$50,104	$13,650	$(15,094)	$—	$—	$1,279	$49,939	$—	$—	$5,647
Total Controlled Affiliates	$50,104	$13,650	$(15,094)	$—	$—	$1,279	$49,939	$—	$—	$5,647
(j) Together with Aurora National Life Assurance Company ("Aurora"), the Company co-invests through GCIC Senior Loan Fund ("GCIC SLF"). GCIC SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to GCIC SLF must be approved by the GCIC SLF investment committee consisting of two representatives of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). Therefore, although the Company owns more than 25% of the voting securities of GCIC SLF, the Company does not believe that it has control over GCIC SLF for purposes of the 1940 Act or otherwise.

(16)	The Company receives quarterly profit distributions from its equity investment in GCIC Senior Loan Fund LLC. See Note 5. Investments.

(17)	The rate shown is the annualized seven-day yield as of September 30, 2018.

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

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (15)
Electronics - (continued)
SEI, Inc.	LLC units	N/A	N/A	N/A	$207	$161	0.1%	$293
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	59	—	—
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	7	—	—
						733	0.2	1,273
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	529	0.1	618
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	419	419	0.1	522
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	596	0.1	480
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	—
BIORECLAMATIONIVT, LLC	LLC units	N/A	N/A	N/A	—	360	0.1	543
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	5,253	525	0.1	571
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	53	5	—	—
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	651	651	0.1	748
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	359	359	—	245
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	81	—	67
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	—	—	—
Eyecare Services Partners Holdings LLC	LLC interests	N/A	N/A	N/A	—	304	0.1	304
Eyecare Services Partners Holdings LLC	LLC interests	N/A	N/A	N/A	—	3	—	3
G & H Wire Company, Inc	LLC interest	N/A	N/A	N/A	187	187	—	187
Kareo, Inc.	Warrant	N/A	N/A	N/A	27	203	—	203
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	205	—	136
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	—	123	—	164
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	154	154	—	154
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	218	218	—	292
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	216	—	222
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	—
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	4	443	—	155
SLMP, LLC	LLC interest	N/A	N/A	N/A	334	334	0.1	334
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	281	—	277
						6,204	0.8	6,225
Insurance
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	153	—	185
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	93	2	0.1	304
						155	0.1	489
Leisure, Amusement, Motion Pictures, Entertainment
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	1	539	0.1	539

Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	LLC interest	N/A	N/A	N/A	2	—	—	—
Benetech, Inc.	LLC interest	N/A	N/A	N/A	2	—	—	—
						—	—	—
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	LLC units	N/A	N/A	N/A	9	91	—	89

Personal, Food and Miscellaneous Services
Clarkson Eyecare LLC	LLC units	N/A	N/A	N/A	—	63	—	75
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	1	126	—	132
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	49	—	49
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	52	3	—	3
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	498	298	0.1	331
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	55	55	0.1	667
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	56	—	74
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	149	—	173
						799	0.2	1,504

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
Equity investments(9)(10)
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

(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2017, total non-qualifying assets at fair value represented 5.9% of the Company’s total assets calculated in accordance with the 1940 Act.

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

The accompanying consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GCIC Holdings LLC (“GCIC Holdings”), GCIC Funding LLC (“GCIC Funding”) and Golub Capital Investment Corporation CLO 2016(M) LLC (“GCIC 2016 Issuer”), in its consolidated financial statements. The Company does not consolidate its non-controlling interest in GCIC Senior Loan Fund LLC ("GCIC SLF"). See further description of the Company’s investment in GCIC SLF in Note 5.

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

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

(1)	cash and cash equivalents, fair value of investments, interest receivable, other assets and liabilities—at the spot exchange rate on the last business day of the period; and

(2)	purchases and sales of investments, income and expenses—at the exchange rates prevailing on the respective dates of such transactions.
Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair value of investments held. Fluctuations arising from the translation of assets other than investments are included within the net change in unrealized appreciation (depreciation) of assets and liabilities in foreign currency on the Consolidated Statements of Operations.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the years ended September 30, 2018, 2017 and 2016, interest income included $9,764, $5,895 and $3,303, respectively, of accretion of discounts and origination fees. For the years ended September 30, 2018, 2017 and 2016, the Company received loan origination fees of $9,979, $9,495 and $13,403, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2018, 2017 and 2016, the Company recorded PIK income of $1,809, $1,846 and $588, respectively, and received PIK payments in cash of $3, $84 and $3, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the years ended September 30, 2018, 2017 and 2016, fee income included $3,158, $1,031 and $538, respectively, of prepayment premiums, which fees are non-recurring.

For the years ended September 30, 2018, 2017 and 2016, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $121,298, $84,994 and $51,827, respectively.

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

For the years ended September 30, 2018, 2017 and 2016, excluding the Company's investment in LLC equity interests in GCIC SLF, the Company recorded dividend income of $80, $158 and $67, respectively, and return of capital distributions of $900, $486 and $229, respectively. For the years ended September 30, 2018, 2017 and 2016, the Company recorded dividend income of $5,647, $3,950 and $332, respectively, and return of capital distributions of $15,094, $8,803 and $0, respectively, from the Company's investment in LLC equity interests in GCIC SLF.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $5,197 and $311 as of September 30, 2018 and 2017, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2018, 2017 and 2016, no amount was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2018. The Company's tax returns for the 2015 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2018 and 2017, the Company had deferred debt issuance costs of $1,921 and $2,671, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the years ended September 30, 2018, 2017 and 2016, was $2,002, $3,146 and $2,290, respectively.

Recent accounting pronouncements:  In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. The Company adopted the ASU, which did not have a material impact on the Company’s consolidated financial statements. Prior to adoption, the Company presented the change in restricted cash and cash equivalents separately as a cash flow from investing activity. Upon adoption, the Company included the restricted cash and cash equivalents in each of the balances of the cash, cash equivalents and restricted cash and cash equivalents at the beginning of and end of periods and included the change in restricted cash and cash equivalents as part of the net change in cash, cash equivalents and restricted cash and cash equivalents in the Consolidated Statements of Cash Flows and retrospectively restated the year ended September 30, 2016.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements as required by Topic 820, Fair Value Measurement.  The guidance is effective for all entities for annual reporting periods, and interim periods within those periods, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures immediately and delay adoption of the additional disclosures until their effective date. The Company has elected to early adopt ASU 2018-13 in the current annual period.  No significant changes were made to the Company's fair value disclosures in the notes to the Consolidated Financial Statements in order to comply with ASU 2018-13.

Securities Exchange Commission ("SEC") Disclosure Update and Simplification: In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the "SEC Release"), amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The final rule is effective for all filings on or after November 5, 2018, therefore, the Company adopted the SEC Release in the current annual period. The SEC Release requires presentation changes to the Company's Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets. Prior to adoption, the Company presented, in accordance with previous SEC rules, distributable earnings on the Consolidated Statements of Financial Condition as three components: 1) undistributed net investment income; 2) net unrealized appreciation (depreciation) on investments; and 3) net realized gain (loss) on investments and presented distributions from distributable earnings and on the Consolidated Statements of Changes in Net Assets as two components: 1) distributions from net investment income; and 2) distributions from realized gain. In accordance with the SEC Release, distributable earnings and distributions from distributable earnings are shown in total on the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets, respectively. The changes in presentation have been retrospectively applied to the Consolidated Statements of Financial Condition as of September 30, 2017 and to the Consolidated Statements of Changes in Net Assets for the years ended September 30, 2017 and 2016.

Consolidated Statement of Financial Condition - The following table provides a reconciliation of previously disclosed components of distributable earnings on the Consolidated Statement of Financial Condition as of

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

September 30, 2017 to total distributable earnings as of September 30, 2017 as disclosed in the current filing:

September 30, 2017
Capital distributions in excess of net investment income	$(11,366)
Net unrealized appreciation (depreciation) on investments	11,492
Net realized gain (loss) on investments	135
Distributable earnings	$261

Consolidated Statements of Changes in Net Assets - The following table is a reconciliation representing previously disclosed distributions from net investment income and realized gain for the years ended September 30, 2017 and 2016 to distributions from distributable earnings as disclosed in the current filing:

	Years ended September 30,
	2017	2016
Distributions to stockholders:
Distributions from net investment income	$(46,490)	$(27,198)
Distributions from realized gain	(152)	—
Distributions from distributable earnings	$(46,642)	$(27,198)

The following tables provide reconciliations for the years ended September 30, 2017 and 2016 for the components of distributable earnings as previously disclosed to total distributable earnings as disclosed in this filing. As required by ASC 946-205-45-3, the effects of net investment income, net realized gain (loss) on investments and foreign currency transactions, and net change in unrealized gain (loss) on investments and foreign currency translation on net assets continue to be disclosed by the Company:

	Year ended September 30, 2017
	Capital Distributions in Excess of Net Investment	Net Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Distributable Earnings
Net investment income	$50,304	$—	$—	$50,304
Net realized gain (loss) on investments and foreign currency transactions	—	—	1,419	1,419
Net change in unrealized gain (loss) on investments and foreign currency translation	—	3,158	—	3,158
Net increase in net assets from operations	$50,304	$3,158	$1,419	$54,881

	Year ended September 30, 2016
	Capital Distributions in Excess of Net Investment	Net Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Distributable earnings
Net investment income	$30,356	$—	$—	$30,356
Net realized gain (loss) on investments and foreign currency transactions	—	—	5,855	5,855
Net change in unrealized gain (loss) on investments and foreign currency translation	—	856	—	856
Net increase in net assets from operations	$30,356	$856	$5,855	$37,067

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

As of September 30, 2018 and 2017, GCIC had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of September 30, 2018		As of September 30, 2017
	Subscriptions	Contributions	Subscriptions	Contributions
GCIC Stockholders	$1,136,940	$841,580	$1,301,643	$716,004
Total	$1,136,940	$841,580	$1,301,643	$716,004

As of September 30, 2018 and 2017, the ratio of total contributed capital to total capital subscriptions was 74.0% and 55.0%, respectively, and GCIC had uncalled capital commitments of $295,360 and $585,639, respectively. The Investment Adviser has determined not all remaining undrawn commitments to purchase GCIC’s common stock will be drawn prior to a public offering by GCIC or the occurrence of another liquidity event. Therefore, GCIC expects to reach agreements from time to time with one or more of its investors to cancel all or a portion of their remaining undrawn commitments.

On January 1, 2018 and April 1, 2018, the Company reached agreements to cancel undrawn subscriptions totaling $55,806 and $20,670 in the aggregate, respectively. On July 1, 2018, the Company entered into agreements with certain stockholders to repurchase shares of common stock and, as a result, cancel subscriptions totaling $30,250 of which $5,785 were undrawn. For the year ended September 30, 2018, undrawn subscriptions totaling $57,977 had expired pursuant to the terms of the respective Subscription Agreements. For the years ended September 30, 2017 and 2016, there were no expirations of undrawn subscriptions.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table summarizes the shares of GCIC common stock issued, redeemed and outstanding for the years ended September 30, 2018, 2017 and 2016:

	Date	Capital share transactions	NAV ($) per share	Proceeds (net)
Shares outstanding, September 30, 2015		20,843,155.219	$15.00	$312,647
Issuance of shares	11/06/2015	1,329,458.533	15.00	19,942
Issuance of shares	12/14/2015	2,078,187.800	15.00	31,173
Issuance of shares	02/23/2016	2,488,930.923	15.00	37,334
Issuance of shares	05/16/2016	1,994,478.077	15.00	29,917
Issuance of shares	06/02/2016	1,994,478.077	15.00	29,917
Issuance of shares	06/21/2016	2,707,383.731	15.00	40,611
Issuance of shares	08/12/2016	5,008,697.983	15.00	75,130
Issuance of shares	09/22/2016	1,505,808.534	15.00	22,587
Shares issued for capital drawdowns		19,107,423.658	$15.00	$286,611
Issuance of shares (1)	11/20/2015	182,861.440	15.00	2,743
Issuance of shares (1)	12/30/2015	168,295.009	15.00	2,524
Issuance of shares (1)	02/26/2016	170,848.215	15.00	2,563
Issuance of shares (1)	05/20/2016	164,469.664	15.00	2,467
Issuance of shares (1)	07/28/2016	338,670.977	15.00	5,080
Issuance of shares (1)	09/26/2016	111,454.068	15.00	1,672
Shares issued through DRIP		1,136,599.373	$15.00	$17,049
Shares outstanding, September 30, 2016		41,087,178.250	$15.00	$616,307
Issuance of shares	04/03/2017	2,187,285.533	15.00	32,809
Issuance of shares	05/01/2017	2,223,285.533	15.00	33,349
Issuance of shares	07/31/2017	2,223,285.533	15.00	33,350
Issuance of shares	09/29/2017	1,482,190.312	15.00	22,233
Shares issued for capital drawdowns		8,116,046.911	$15.00	$121,741
Issuance of shares (1)	11/21/2016	355,195.794	15.00	5,329
Issuance of shares (1)	12/30/2016	327,120.972	15.00	4,907
Issuance of shares (1)	02/27/2017	335,502.470	15.00	5,032
Issuance of shares (1)	05/19/2017	313,775.384	15.00	4,707
Issuance of shares (1)	07/28/2017	498,407.238	15.00	7,475
Issuance of shares (1)	09/25/2017	181,456.477	15.00	2,722
Shares issued through DRIP		2,011,458.335	$15.00	$30,172
Shares outstanding, September 30, 2017		51,214,683.496	$15.00	$768,220
Issuance of shares	12/01/2017	2,223,285.533	15.00	33,349
Issuance of shares	01/29/2018	1,407,782.320	15.00	21,116
Issuance of shares	02/26/2018	1,818,340.200	15.00	27,276
Issuance of shares	06/28/2018	1,418,421.266	15.00	21,277
Issuance of shares	09/06/2018	2,025,397.527	15.00	30,381
Issuance of shares	09/27/2018	1,109,504.599	15.00	16,642
Shares issued for capital drawdowns		10,002,731.445	$15.00	$150,041
Issuance of shares (1)	11/27/2017	291,564.353	15.00	4,374
Issuance of shares (1)	12/28/2017	393,201.972	15.00	5,898
Issuance of shares (1)	02/26/2018	470,835.576	15.00	7,062
Issuance of shares (1)	05/23/2018	505,692.332	15.00	7,586
Issuance of shares (1)	07/24/2018	717,823.032	15.00	10,767
Issuance of shares (1)	09/25/2018	257,123.945	15.00	3,857
Shares issued through DRIP		2,636,241.210	$15.00	$39,544
Redemption of shares	07/01/2018	(1,706,418.667)	15.00	(25,596)
Shares outstanding, September 30, 2018		62,147,237.484	$15.00	$932,209

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

(1)	Shares issued through the DRIP.
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

The base management fee is calculated at an annual rate equal to the lesser of (a) 1.50% or (b) the base management fee of Golub Capital BDC, Inc. ("GBDC") (currently 1.375%) in either case on the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents and restricted cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser may voluntarily exclude assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GCIC, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. For periods prior to the earlier of (1) the date of the pricing of an initial public offering or listing on a national securities exchange of the securities of GCIC or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement and as described above. For the years ended September 30, 2018, 2017 and 2016, the base management fees incurred by the Company were $21,548, $16,674 and $10,195, respectively, and base management fees irrevocably waived by the Investment Adviser were $5,877, $4,547 and $2,780, respectively.

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

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.5% quarterly. If market interest rates rise, the Company may be able to invest funds in debt instruments that provide for a higher return, which would increase Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an Incentive Fee based on such net investment income. The Company’s Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of its total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) used to calculate the base management fee annual rate.

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

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For the years ended September 30, 2018, 2017 and 2016, the Income Incentive Fee incurred was $17,454, $10,010 and $5,091, respectively.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

For the years ended September 30, 2018, 2017 and 2016, the Income Incentive Fees irrevocably waived by the Investment Adviser were $4,249, $1,119 and $179, respectively.

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

For the years ended September 30, 2018, 2017 and 2016, the Capital Gain Incentive Fee incurred was $858, $1,396 and $832, respectively.

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

For the years ended September 30, 2018, 2017 and 2016, the Capital Gain Incentive Fee irrevocably waived by the Investment Adviser were $214, $349 and $208, respectively.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable for each of the years ended September 30, 2018, 2017 and 2016. However, in accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of September 30, 2018 and 2017, included in management and incentive fees payable on the Consolidated Statements of Financial Condition were $2,315 and

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

$1,671, respectively, for cumulative accruals for capital gain incentive fees under GAAP, none of which were payable pursuant to the Investment Advisory Agreement.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. The Company will deposit one-third of each Incentive Fee payment into an escrow account (the “Escrow Account”) administered by The Bank of New York Mellon (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to December 31, 2020, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of its stockholders. For the years ended September 30, 2018, 2017 and 2016, the Company deposited $4,003, $2,752 and $1,222, respectively, into the Escrow Account. As of September 30, 2018, the Company has made deposits totaling $8,181 into the Escrow Account.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Included in accounts payable and accrued expenses is $555 and $449 as of September 30, 2018 and 2017, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Company agreed to reimburse the Investment Adviser for the organization and offering costs incurred on its behalf up to an aggregate amount of $700. Organization and offering costs include, among other things, the cost of incorporating the Company, including legal, accounting, regulatory filing and other fees pertaining to the Company’s organization, as well as expenses for the registration and offering of shares of GCIC common stock that were paid by the Investment Adviser on behalf of the Company. The Company incurred a cumulative aggregate amount of $700 by the year ended September 30, 2017.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Administrator during the years ended September 30, 2018, 2017 and 2016 were $1,408, $1,212 and $648, respectively.

As of September 30, 2018 and 2017, included in accounts payable and accrued expenses were $247 and $461, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

During the years ended September 30, 2018, 2017 and 2016, the Company sold $43,759, $77,030 and $177,621, respectively, of investments and unfunded commitments to GCIC SLF at fair value and recognized $400, $858 and $963, respectively, of net realized gains.

On December 30, 2014, the Investment Adviser transferred 666.670 shares of the Company’s common stock acquired in connection with the Company’s formation to GCOP LLC, an affiliate of the Investment Adviser, for $10. In addition, on December 31, 2014, GCOP LLC entered into a $15,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. As of September 30, 2018, the Company has issued 1,012,906.814 shares of its common stock, including through the DRIP, to GCOP LLC in exchange for aggregate capital contributions totaling $15,194.

On December 31, 2014, GEMS Fund, L.P. ("GEMS") entered into a $40,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. In connection with the Company’s acquisition of GCIC Holdings and GCIC Funding from GEMS on December 31, 2014, the Company issued 2,666,666.667 shares of its common stock and entered into an $11,820 short-term unsecured promissory note with GEMS (“GEMS Note”) that matured and was paid-off on March 2, 2015. As of September 30, 2018, the Company has issued 3,600,836.427 shares of its common stock, including through the DRIP, to GEMS in exchange for aggregate capital contributions totaling $54,013

On February 3, 2015, the Company entered into an unsecured revolving credit facility with the Investment Adviser (as amended, the “Revolver”) with a maximum credit limit of $40,000 and expiration date of February 3, 2018. On February 7, 2018, the Company entered into an amendment to the Revolver to extend the maturity date to February 5, 2021. No other terms of the Revolver changed pursuant to such amendment. Refer to Note 7 for discussion of the Revolver.

On June 1, 2015, GEMS Fund 4, L.P, a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a subscription agreement, which was $27,908 as of September 30, 2018, to purchase shares of the Company’s common stock in a private placement. As of September 30, 2018, the Company has issued 1,711,867.531 shares of its common stock to GEMS Fund 4, L.P in exchange for aggregate capital contributions totaling $25,678.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

During the years ended September 30, 2018, 2017 and 2016, GCIC SLF incurred an administrative service fee of $240, $218 and $162, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between GCIC SLF and the Administrator.

Note 5.    Investments

Investments as of September 30, 2018 and 2017 consisted of the following:

	As of September 30, 2018			As of September 30, 2017
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$216,389	$214,208	$211,035	$167,646	$165,642	$165,620
One stop	1,393,961	1,377,181	1,384,902	1,169,007	1,152,979	1,161,275
Subordinated debt	280	280	280	55	55	55
LLC equity interests in GCIC SLF(1)	N/A	48,356	49,939	N/A	49,800	50,104
Equity	N/A	23,097	28,282	N/A	17,733	20,647
Total	$1,610,630	$1,663,122	$1,674,438	$1,336,708	$1,386,209	$1,397,701

(1)	GCIC SLF’s proceeds from the LLC equity interests invested in GCIC SLF were utilized by GCIC SLF to invest in senior secured loans.
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of September 30, 2018		As of September 30, 2017
Amortized Cost:
United States
Mid-Atlantic	$329,743	19.8%	$248,290	17.9%
Midwest	367,463	22.1	358,990	25.9
West	238,063	14.3	181,740	13.1
Southeast	357,059	21.5	286,057	20.6
Southwest	162,285	9.7	122,242	8.8
Northeast	175,761	10.6	156,817	11.3
Canada	32,748	2.0	32,073	2.4
Total	$1,663,122	100.0%	$1,386,209	100.0%

Fair Value:
United States
Mid-Atlantic	$333,327	19.9%	$251,278	18.0%
Midwest	366,439	21.9	358,219	25.6
West	239,414	14.3	184,438	13.2
Southeast	359,417	21.4	288,780	20.7
Southwest	163,550	9.8	122,670	8.8
Northeast	179,255	10.7	159,684	11.4
Canada	33,036	2.0	32,632	2.3
Total	$1,674,438	100.0%	$1,397,701	100.0%

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2018 and 2017 were as follows:

	As of September 30, 2018			As of September 30, 2017
Amortized Cost:
Aerospace and Defense	$25,704	1.6%		$22,539	1.6%
Automobile	19,007	1.2		58,138	4.2
Beverage, Food and Tobacco	98,376	5.9		69,045	5.0
Broadcasting and Entertainment	682	0.0	*	688	0.0	*
Buildings and Real Estate	48,911	2.9		49,135	3.6
Chemicals, Plastics and Rubber	7,595	0.5		1,075	0.1
Diversified/Conglomerate Manufacturing	55,120	3.3		44,499	3.2
Diversified/Conglomerate Service	525,869	31.6		285,360	20.6
Ecological	21,171	1.3		18,304	1.3
Electronics	133,854	8.1		123,756	8.9
Grocery	193	0.0	*	123	0.0	*
Healthcare, Education and Childcare	320,847	19.3		270,217	19.5
Home and Office Furnishings, Housewares, and Durable Consumer	8,169	0.5		10,187	0.7
Hotels, Motels, Inns, and Gaming	12,268	0.7		11,138	0.8
Insurance	58,813	3.5		32,050	2.3
Investment Funds and Vehicles	48,356	2.9		49,800	3.6
Leisure, Amusement, Motion Pictures, Entertainment	54,920	3.3		52,209	3.8
Mining, Steel, Iron and Non-Precious Metals	195	0.0	*	208	0.0	*
Oil and Gas	13,733	0.8		16,948	1.2
Personal and Non Durable Consumer Products (Mfg. Only)	30,131	1.8		29,474	2.1
Personal, Food and Miscellaneous Services	75,414	4.5		98,161	7.1
Printing and Publishing	4,627	0.3		20,899	1.5
Retail Stores	87,747	5.3		106,377	7.7
Telecommunications	6,259	0.4		7,189	0.5
Textiles and Leather	1,885	0.1		1,898	0.2
Utilities	3,276	0.2		6,792	0.5
Total	$1,663,122	100.0%		$1,386,209	100.0%
* Represents an amount less than 0.1%

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2018			As of September 30, 2017
Fair Value:
Aerospace and Defense	$26,445	1.6%		$22,970	1.7%
Automobile	19,208	1.1		58,724	4.2
Beverage, Food and Tobacco	99,054	5.9		69,322	5.0
Broadcasting and Entertainment	683	0.1		694	0.1
Buildings and Real Estate	48,701	2.9		49,333	3.5
Chemicals, Plastics and Rubber	7,607	0.5		1,099	0.1
Diversified/Conglomerate Manufacturing	54,681	3.3		43,639	3.1
Diversified/Conglomerate Service	532,571	31.8		289,884	20.7
Ecological	21,416	1.3		18,700	1.3
Electronics	136,119	8.1		125,426	9.0
Grocery	191	0.0	*	124	0.0	*
Healthcare, Education and Childcare	316,305	18.8		271,283	19.4
Home and Office Furnishings, Housewares, and Durable Consumer	8,194	0.5		9,293	0.7
Hotels, Motels, Inns, and Gaming	12,438	0.7		11,345	0.8
Insurance	59,643	3.6		32,706	2.4
Investment Funds and Vehicles	49,939	3.0		50,104	3.6
Leisure, Amusement, Motion Pictures and Entertainment	55,000	3.3		52,466	3.8
Mining, Steel, Iron and Non-Precious Metals	196	0.0	*	160	0.0	*
Oil and Gas	13,881	0.8		16,919	1.2
Personal and Non-Durable Consumer Products (Mfg. Only)	30,283	1.8		29,624	2.1
Personal, Food and Miscellaneous Services	76,775	4.6		98,359	7.0
Printing and Publishing	4,568	0.3		21,385	1.5
Retail Stores	89,072	5.3		107,958	7.7
Telecommunications	6,340	0.4		7,278	0.5
Textiles and Leather	1,834	0.1		1,932	0.1
Utilities	3,294	0.2		6,974	0.5
Total	$1,674,438	100.0%		$1,397,701	100.0%
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

As of September 30, 2018, GCIC SLF was capitalized by LLC equity interest subscriptions from its members. On December 14, 2016, the GCIC SLF investment committee approved the recapitalization of the commitments of GCIC SLF's members. On December 30, 2016, GCIC SLF’s members entered into additional LLC equity interest subscriptions totaling $100,000, GCIC SLF issued capital calls to the Company and Aurora totaling $39,905 and the subordinated notes previously issued by GCIC SLF were redeemed and terminated. As of September 30, 2018 and 2017, the Company and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests of GCIC SLF. GCIC SLF’s profits and losses are allocated to the Company and Aurora in accordance with their respective ownership interests.

GCIC SLF has entered into a senior secured revolving credit facility (as amended, the “GCIC SLF Credit Facility”) with Wells Fargo Bank, N.A. through its wholly-owned subsidiary GCIC Senior Loan Fund II LLC

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

(“GCIC SLF II”), which allowed GCIC SLF II to borrow up to $150,000 at any one time outstanding, subject to leverage and borrowing base restrictions. The reinvestment period of the GCIC SLF Credit Facility ended September 27, 2018 and as of September 30, 2018, the maximum commitment is equal to advances outstanding. The stated maturity date is September 28, 2022. As of September 30, 2018 and 2017, GCIC SLF II had outstanding debt under the GCIC SLF Credit Facility of $79,650 and $108,150, respectively.

As of September 30, 2018 and 2017, GCIC SLF had the following commitments from its members (in the aggregate):

	As of September 30, 2018		As of September 30, 2017
	Committed	Funded(1)	Committed	Funded(1)
LLC equity commitments	$125,000	$55,264	$125,000	$56,914
Total	$125,000	$55,264	$125,000	$56,914

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
As of September 30, 2018 and 2017, GCIC SLF had total assets at fair value of $136,557 and $164,551, respectively. As of September 30, 2018 and 2017, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of September 30, 2018 and 2017, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $11,524 and $10,020 respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of September 30, 2018 and 2017:

	As of September 30,
	2018	2017
Senior secured loans (1)	$134,270	$162,815
Weighted average current interest rate on senior secured loans (2)	7.4%	6.4%
Number of borrowers in GCIC SLF	33	40
Largest portfolio company investments (1)	$8,357	$8,928
Total of five largest portfolio company investments (1)	$33,966	$39,540

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of September 30, 2018
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	7.0%	$1,337	$1,344
1A Smart Start LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.7	595	596
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.2	5,940	5,940
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.2	237	237
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	6.9	5,001	5,001
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.1	4,023	4,020
Captain D's, LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.7	5,947	5,947
Captain D's, LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.9	23	23
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.9	2,028	1,988
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.9	1,022	1,001
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.9	2,074	2,074
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.9	1,043	1,043
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.9	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.9	40	40
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	3,062	3,062
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	1,231	1,231
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	634	634
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	216	216
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	96	96
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	92	92
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.5	2,026	2,026
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	2,662	2,662
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	739	739
Flexan, LLC (3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.8	136	136
G & H Wire Company, Inc (3)	Healthcare, Education and Childcare	Senior loan	09/2023	8.0	5,769	5,769
Gamma Technologies, LLC (3)	Electronics	Senior loan	06/2024	7.7	4,378	4,378
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	9.0	4,887	4,887
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.7	1,973	1,973
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.7	103	103
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.7	55	55
Mills Fleet Farm Group LLC (3)	Retail Stores	Senior loan	02/2022	7.7	6,000	6,000
NBC Intermediate, LLC (3)	Beverage, Food and Tobacco	Senior loan	09/2023	6.5	2,634	2,608
NBC Intermediate, LLC (3)	Beverage, Food and Tobacco	Senior loan	09/2023	8.5	5	4
Pasternack Enterprises, Inc. and Fairview Microwave, Inc (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.2	4,963	4,938
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	7.2	8,211	8,211
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.5	93	93
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.2	53	53
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	8.8	2,451	2,451
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	8.8	166	166
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	8.8	148	148
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	8.8	109	109
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	5,970	5,970
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	626	626

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	543	543
GCIC SLF Investment Portfolio as of September 30, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.7%	$3,289	$3,281
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2021	6.8	17	17
Rubio's Restaurants, Inc (3)	Beverage, Food and Tobacco	Senior loan	10/2019	7.6	1,659	1,659
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.6	1,311	1,311
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.6	257	257
Saldon Holdings, Inc. (3)	Diversified/Conglomerate Service	Senior loan	09/2022	6.4	1,893	1,884
SEI, Inc. (3)	Electronics	Senior loan	07/2023	7.5	5,178	5,178
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	7.0	5,776	5,776
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	5,955	5,955
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	292	292
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	46	46
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.9	1,086	1,064
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.9	851	834
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	156	153
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	58	57
Upstream Intermediate, LLC (3)	Healthcare, Education and Childcare	Senior loan	01/2024	6.6	3,576	3,576
Vendor Credentialing Service LLC (3)	Diversified/Conglomerate Service	Senior loan	11/2021	8.0	5,924	5,924
WHCG Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	03/2023	7.4	2,180	2,180
WIRB-Copernicus Group, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2022	6.5	5,367	5,367
					$134,270	$134,102

(1)	Represents the weighted average annual current interest rate as of September 30, 2018.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	We also hold a portion of the senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded as of September 30, 2018. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of September 30, 2017
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.1%	$1,351	$1,358
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8	599	599
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.0	2,816	2,816
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.8	5,285	5,285
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.1	4,172	4,167
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	2,049	2,008
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	1,033	1,012
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	2,095	2,095
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	1,053	1,053
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	41	41
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	5.3	4,875	4,890
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	3,093	3,100
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.3	1,244	1,239
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	640	641
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	218	218
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.6	97	97
Elite Sportswear, L.P.	Retail Stores	Senior loan	03/2020	6.5	93	93
Elite Sportswear, L.P. (4)	Retail Stores	Senior loan	03/2020	N/A (5)	—	(2)
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.8	2,108	2,108
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	2,690	2,690
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	752	752
Flexan, LLC (3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.8	21	21
Gamma Technologies, LLC (3)	Electronics	Senior loan	06/2021	6.0	4,411	4,411
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	1,976	1,976
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.9	5,002	5,002
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.3	1,973	1,973
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	87	87
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	55	55
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,939	1,939
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,337	1,337
Mills Fleet Farm Group LLC (3)	Retail Stores	Senior loan	02/2022	6.7	6,000	6,000
Park Place Technologies LLC (3)	Electronics	Senior loan	06/2022	6.3	5,996	5,936
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.2	5,013	5,013
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	6.2	8,297	8,131
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.7	83	81
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	53	52
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	6.5	7,126	7,126
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.8	5,925	5,925
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7	2,346	2,346
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.9	144	144
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	7,095	7,095
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	542	542
Radiology Partners, Inc.	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	460	460

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.6	3,323	3,323
GCIC SLF Investment Portfolio as of September 30, 2017 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.1%	$15	$15
Rubio's Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	11/2018	6.1	1,676	1,676
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.6	1,501	1,501
Saldon Holdings, Inc. (3)	Diversified/Conglomerate Service	Senior loan	09/2022	5.8	2,028	2,003
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.0	3,301	3,301
SEI, Inc. (3)	Electronics	Senior loan	07/2021	6.0	5,217	5,217
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.0	6,443	6,443
Severin Acquisition, LLC (3)	Diversified/Conglomerate Service	Senior loan	07/2021	6.1	7,848	7,844
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.2	1,079	1,083
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	5,291	4,603
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	418	364
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	417	363
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	416	362
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	415	361
Smashburger Finance LLC (4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (5)	—	(90)
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.3	705	705
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.6	1,097	1,097
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	859	859
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	165	165
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	61	61
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.6	3,892	3,892
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.8	22	21
Vendor Credentialing Service LLC (3)	Diversified/Conglomerate Service	Senior loan	11/2021	7.2	5,985	5,985
WHCG Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	03/2023	6.1	2,202	2,202
WIRB-Copernicus Group, Inc.	Healthcare, Education and Childcare	Senior loan	08/2022	6.3	5,421	5,421
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	751	751
Young Innovations, Inc.	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	23	23
					$162,815	$161,522

(1)	Represents the weighted average annual current interest rate as of September 30, 2017.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	We also hold a portion of the senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded as of September 30, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of each of September 30, 2018 and 2017, the Company has committed to fund $109,375 of LLC equity interest subscriptions to GCIC SLF. As of September 30, 2018 and 2017, $48,356 and $49,800, respectively, of the Company's LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the years ended September 30, 2018, 2017 and 2016, the Company received $5,647, $3,950 and $332, respectively, in dividend income from the GCIC SLF LLC equity interests. The subordinated notes previously issued by GCIC SLF to the Company and Aurora were redeemed and terminated on December 30, 2016. For the years ended September 30, 2017 and 2016, the Company earned interest income on the subordinated notes of $732 and $2,691, respectively.

See below for certain summarized financial information for GCIC SLF as of September 30, 2018 and 2017 and for the years ended September 30, 2018 and 2017:

	As of September 30, 2018	As of September 30, 2017
Selected Balance Sheet Information:
Investments, at fair value	$134,102	$161,522
Cash and other assets	2,455	3,029
Total assets	$136,557	$164,551
Senior credit facility	$79,650	$108,150
Unamortized debt issuance costs	(569)	(1,199)
Other liabilities	403	338
Total liabilities	79,484	107,289
Members’ equity	57,073	57,262
Total liabilities and members' equity	$136,557	$164,551

	Years ended September 30,
	2018	2017
Selected Statement of Operations Information:
Interest income	$12,018	$9,905
Fee income	168	—
Total investment income	12,186	9,905
Interest and other debt financing expenses	5,005	4,580
Administrative service fee	240	218
Other expenses	107	97
Total expenses	5,352	4,895
Net investment income	6,834	5,010
Net change in unrealized appreciation (depreciation) on investments	1,081	(1,042)
Net increase in members' equity	$7,915	$3,968

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2018, 2017 and 2016. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2018 and 2017, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV per share (or its equivalent) of the underlying investment company as a practical expedient, were valued using Level 3 inputs.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2018 and 2017:

As of September 30, 2018:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,596,217	$1,596,217
Equity investments(1)	—	—	28,282	28,282
Money market funds(1)(2)	668	—	—	668
Investment measured at NAV(3)(4)	—	—	—	49,939
Total assets, at fair value:	$668	$—	$1,624,499	$1,675,106

As of September 30, 2017:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,326,950	$1,326,950
Equity investments(1)	—	—	20,647	20,647
Money market funds(1)(2)	3,644	—	—	3,644
Investment measured at NAV(3)(4)	—	—	—	50,104
Total assets, at fair value:	$3,644	$—	$1,347,597	$1,401,345

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

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
The net change in unrealized appreciation (depreciation) for the years ended September 30, 2018, 2017 and 2016, reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of September 30, 2018, 2017 and 2016, was $2,945, $5,224 and $6,649, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the year ended September 30, 2018 and 2017:

	For the year ended September 30, 2018
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,326,950	$20,647	$1,347,597
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(3,727)	2,272	(1,455)
Realized gain (loss) on investments and foreign currency transactions	(370)	4,102	3,732
Funding of (proceeds from) revolving loans, net	(1,113)	—	(1,113)
Fundings of investments	736,411	7,551	743,962
PIK interest	2,584	—	2,584
Proceeds from principal payments and sales of portfolio investments	(474,282)	(6,290)	(480,572)
Accretion of discounts and origination fees	9,764	—	9,764
Fair value, end of period	$1,596,217	$28,282	$1,624,499

	For the year ended September 30, 2017
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,042,600	$14,071	$1,056,671
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	1,646	1,989	3,635
Realized gain (loss) on investments and foreign currency transactions	812	607	1,419
Funding of (proceeds from) revolving loans, net	57	—	57
Fundings of investments	575,755	5,665	581,420
PIK interest	1,468	—	1,468
Proceeds from principal payments and sales of portfolio investments	(266,366)	(1,685)	(268,051)
Non-cash proceeds from principal payments on subordinated note investments in GCIC SLF	(34,917)	—	(34,917)
Accretion of discounts and origination fees	5,895	—	5,895
Fair value, end of period	$1,326,950	$20,647	$1,347,597

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2018 and 2017:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)(3)	$202,503	Market rate approach	Market interest rate	4.3% - 9.9% (7.3%)
		Market comparable companies	EBITDA multiples	5.0x - 15.0x (11.7x)
	4,054	Market comparable companies	Broker/dealer bids or quotes	N/A
One stop loans(2)(4)(5)	$1,384,183	Market rate approach	Market interest rate	2.0% - 13.8% (8.7%)
		Market comparable companies	EBITDA multiples	4.5x - 35.0x (14.0x)
			Revenue multiples	1.3x - 10.2x (4.8x)
Subordinated debt(2)(6)	$280	Market rate approach	Market interest rate	8.0% - 19.5% (10.5%)
		Market comparable companies	EBITDA multiples	11.0x
			Revenue multiples	5.1x
Equity(7)(8)	$28,282	Market comparable companies	EBITDA multiples	4.5x - 28.5x (14.6x)
			Revenue multiples	1.3x - 10.2x (4.5x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

(2)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2018 was determined using the market rate approach.

(3)	Excludes $4,478 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(4)	Excludes $719 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(5)	The Company valued $1,249,310 and $134,873 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(6)	The Company valued $62 and $218 of subordinated debt using EBITDA and revenue multiples, respectively. All subordinated debt was also valued using the market rate approach.

(7)	Excludes $49,939 of LLC equity interests in GCIC SLF at fair value, which the Company valued using the NAV.

(8)	The Company valued $24,274 and $4,008 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans (2)	$157,645	Market rate approach	Market interest rate	5.3% - 12.8% (7.0%)
		Market comparable companies	EBITDA multiples	5.0x - 17.5x (11.9x)
	7,975	Market comparable companies	Broker/dealer bids or quotes	N/A
One stop loans (2)(3)(4)	$1,160,964	Market rate approach	Market interest rate	2.3% - 39.5% (8.0%)
		Market comparable companies	EBITDA multiples	4.0x - 35.0x (13.3x)
			Revenue multiples	2.0x - 7.5x (5.1x)
Subordinated debt (2)	$55	Market rate approach	Market interest rate	19.5%
		Market comparable companies	EBITDA multiples	11.0x
Equity (5)(6)	$20,647	Market comparable companies	EBITDA multiples	4.0x - 28.7x (13.6x)
			Revenue multiples	3.5x - 5.8x (4.2x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

(2)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2017 was determined using the market rate approach.

(3)	Excludes $311 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(4)	The Company valued $1,093,222 and $67,742 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)	Excludes $50,104 of LLC equity interests in GCIC SLF at fair value, which the Company valued using the NAV.

(6)	The Company valued $18,505 and $2,142 of equity investments using EBITDA and revenue multiples, respectively.
The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity investments are EBITDA multiples, revenue multiples and market interest rates. The Company uses EBITDA multiples and, to a lesser extent, revenue multiples on its debt and equity investments to determine any credit gains or losses. Increases or decreases in either of these inputs in isolation would have resulted in a significantly lower or higher fair value measurement. The Company uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield was significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan may have been lower.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt as of September 30, 2018 and 2017. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of September 30, 2018		As of September 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$762,330	$762,330	$670,200	$670,200

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not sought or obtained either approval and, as a result, remains subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of September 30, 2018, the Company’s asset coverage for borrowed amounts was 221.8%.

Debt Securitization: On August 16, 2016, the Company completed a $410,086 term debt securitization (the “GCIC 2016 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations ("CLOs") and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company's overall asset coverage requirements. The notes (“GCIC 2016 Notes”) offered in the GCIC 2016 Debt Securitization were issued by the GCIC 2016 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the GCIC 2016 Issuer. The GCIC 2016 Debt Securitization consists of $220,000 of Aaa/AAA Class A GCIC 2016 Notes and $32,500 of Aa1 Class B GCIC 2016 Notes. In partial consideration for the loans transferred to the GCIC 2016 Issuer as part of the GCIC 2016 Debt Securitization, the Company received $42,300 of Class C GCIC 2016 Notes, $28,600 of Class D GCIC 2016 Notes and $86,686 of LLC equity interests in the GCIC 2016 Issuer. The Company retained all of the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests totaling $42,300, $28,600 and $86,686, respectively. The Class A and Class B GCIC 2016 Notes are included in the September 30, 2018 and 2017 Consolidated Statements of Financial Condition as debt of the Company. As of September 30, 2018 and 2017, the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests were eliminated in consolidation.

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

As of September 30, 2018 and 2017, there were 93 and 99 portfolio companies with a total fair value of $397,419 and $389,204, respectively, securing the GCIC 2016 Notes. The pool of loans in the GCIC 2016 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the GCIC 2016 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of September 30, 2018 based on the last interest rate reset was 2.3%. For the years ended September 30, 2018, 2017 and 2016, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the GCIC 2016 Debt Securitization were as follows:

	For the years ended September 30,
	2018	2017	2016
Stated interest expense	$10,566	$8,465	$977
Amortization of debt issuance costs	765	762	95
Total interest and other debt financing expenses	$11,331	$9,227	$1,072
Cash paid for interest expense	$10,175	$8,089	$—
Average stated interest rate	4.2%	3.4%	3.1%
Average outstanding balance	$252,500	$252,500	$31,735

As of September 30, 2018, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A and B GCIC 2016 Notes were as follows:

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

Revolving Credit Facility: On December 31, 2014, as part of the Company’s acquisition of GCIC Funding as part of its formation transactions, the Company and GCIC Funding entered into an amendment to the senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian, and administrative agent, which as of September 30, 2018 allowed GCIC Funding to borrow up to $500,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Through a series of amendments, most recently on May 25, 2018, the Company and GCIC Funding amended the Credit Facility to, among other things, (a) increase the borrowing capacity from $420,000 to $500,000, (b) extend the expiration of the reinvestment period from August 30, 2018 to May 24, 2019, during which period GCIC Funding, subject to certain conditions, may make borrowings under the facility, (c) decrease the interest rate from

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

one-month LIBOR plus 2.25% to one-month LIBOR plus 2.15%, (d) extend the maturity date from August 30, 2022 to May 25, 2023, and (e) allow borrowings in permitted foreign currencies.

As of September 30, 2018, the Credit Facility bears interest at one-month LIBOR plus 2.15% per annum and the Company is required to pay a non-usage fee rate between 0.50% and 1.75% per annum depending on the size of the unused portion of the Credit Facility. In addition, in connection with the Credit Facility, the Company has agreed to pay a contingent structuring fee equal to approximately 0.25% of the aggregate commitment as of the end of the reinvestment period to the extent that the borrowing capacity under the Credit Facility exceeds $125,000 on the last business day prior to the end of the reinvestment period. The Company may seek to reduce the borrowing capacity under the Credit Facility in connection with a new secured debt financing facility with one or more lenders or a new debt securitization, to the extent permitted by applicable law and interpretive positions of the SEC and its staff. As a result, the Company is not accruing for this contingent fee as additional interest expense as the Company believes it will reduce the borrowing capacity of the Credit Facility to an amount equal to or less than $125,000 as of the last business day before the end of the reinvestment period on May 24, 2019.

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

As of September 30, 2018 and 2017, the Company had outstanding debt under the Credit Facility of $434,830 and $342,700, respectively. For the years ended September 30, 2018 and 2017, the Company had borrowings on the Credit Facility of $604,774 and $478,550, respectively, and repayments on the Credit Facility of $512,600 and $328,950, respectively.

For the years ended September 30, 2018, 2017 and 2016, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the years ended September 30,
	2018	2017	2016
Stated interest expense	$15,792	$8,343	$7,541
Facility fees	289	839	521
Amortization of debt issuance costs	961	2,088	2,103
Total interest and other debt financing expenses	$17,042	$11,270	$10,165
Cash paid for interest expense and facility fees	$15,755	$8,825	$8,064
Average stated interest rate	4.0%	3.3%	2.7%
Average outstanding balance	$391,694	$254,588	$278,502

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Revolver: On February 3, 2015, the Company entered into the Revolver with the Investment Adviser, with a maximum credit limit of $40,000. On February 7, 2018, the Company entered into an amendment to the Revolver to extend the maturity date to February 5, 2021. No other terms of the Revolver changed pursuant to such amendment. The Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”), which was 2.5% as of September 30, 2018. As of September 30, 2018 and 2017, the Company had no outstanding debt under the Revolver. For the year ended September 30, 2018, the Company had borrowings on the Revolver of $40,000 and repayments on the Revolver of $40,000. For the year ended September 30, 2017, the Company had no borrowings and no repayments on the Revolver.

For the years ended September 30, 2018, 2017 and 2016, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Revolver were as follows:

	For the years ended September 30,
	2018	2017	2016
Stated interest expense	$19	N/A	$8
Cash paid for interest expense	$9	N/A	$8
Average stated interest rate	2.2%	N/A	0.6%
Average outstanding balance	$826	N/A	$1,381

SMBC Revolver: On May 17, 2016, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation (the “SMBC Revolver”), which as of September 30, 2018 allowed GCIC to borrow up to $75,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of May 17, 2019. On May 17, 2018, the Company entered into an amendment to the SMBC Revolver to, among other things, (a) extend the maturity date from May 17, 2018 to May 17, 2019 and (b) decrease the interest rate for borrowings from one-month LIBOR plus 1.60% to one-month LIBOR plus 1.50%.

As of September 30, 2018, the SMBC Revolver bears an interest rate at the Company's election of either one-month LIBOR plus 1.50% per annum or Prime. In addition to the stated interest rate on the SMBC Revolver, the Company is required to pay a non-usage fee at a rate of 0.20% per annum on the unused portion of the SMBC Revolver.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2018 and 2017, the Company had outstanding debt under the SMBC Revolver of $75,000 and $75,000, respectively. For the year ended September 30, 2018, the Company had no borrowings and no repayments on the SMBC Revolver. For the year ended ended September 30, 2017, the Company had new borrowings on the SMBC Revolver of $84,200 and repayments on the SMBC Revolver of $84,200. For the years ended September 30, 2018, 2017 and 2016, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the SMBC Revolver were as follows:

	For the years ended September 30,
	2018	2017	2016
Stated interest expense	$2,501	$1,724	$594
Facility fees	—	18	1
Amortization of debt issuance costs	276	296	92
Total interest and other debt financing expenses	$2,777	$2,038	$687
Cash paid for interest expense	$2,453	$1,747	$555
Average stated interest rate	3.3%	2.5%	2.1%
Average outstanding balance	$75,000	$67,839	$27,869

Other Short-Term Borrowings:  Borrowings with original maturities of less than one year are classified as short-term. As of September 30, 2018 and 2017, there were no other short-term borrowings outstanding. Past short-term borrowings were the result of an investment sold under a repurchase agreement. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860 and remain as an investment on the Consolidated Statements of Financial
Condition. The investment sold under the repurchase agreement was denominated in foreign currency and the Company entered into the repurchase agreement to help mitigate the impact that an adverse change in exchange rates would have on the value of that investment.

During the year ended September 30, 2018, proceeds from other short-term borrowings totaled $12,400 and repayments on other short-term borrowings totaled $12,299, respectively. During the years ended September 30, 2017 and 2016, there were no proceeds from or repayments on other short-term borrowings.

For the year ended September 30, 2018, the effective interest rate on short-term borrowings was 4.9% and interest expense was $164.

The Company’s average total debt outstanding (including the debt under the Credit Facility, Revolver, SMBC Revolver, GCIC 2016 Debt Securitization, and Other Short-Term Borrowings) for the years ended September 30, 2018, 2017 and 2016 was $723,389, $574,927 and $339,487, respectively.

For the years ended September 30, 2018, 2017 and 2016, the effective average interest rate, which includes amortization of debt issuance costs and non-usage facility fees, on the Company’s total debt outstanding was 4.3%, 3.9% and 3.5%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2018 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2016 Debt Securitization	$252,500	$—	$—	$—	$252,500
Credit Facility	434,830	—	—	434,830	—
SMBC Revolver	75,000	75,000	—	—	—
Total borrowings	$762,330	$75,000	$—	$434,830	$252,500

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8. Federal Income Tax Matters

The Company has elected to be treated and intends to be subject to tax as a RIC under Subchapter M of the Code. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its stockholders. Accordingly, no provision for federal income tax has been made in the financial statements.

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

The following permanent differences were reclassified among the components of net assets for the years ended September 30, 2018, 2017 and 2016:

	Years ended September 30,
	2018	2017	2016
Increase/(decrease) in Paid in Capital in Excess of Par	$(1)	$(13)	$(248)
Increase/(decrease) in Capital Distributions in Excess of and Undistributed Net Investment Income	897	217	2,074
Increase/(decrease) in Net Realized Gain (Loss) on Investments	(896)	(204)	(1,826)

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2018, the Company estimates that it will not have any capital loss carryforward available for use in subsequent tax years.

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended September 30, 2018, 2017 and 2016:

	Years ended September 30,
	2018	2017	2016
Net increase in net assets resulting from operations	$77,769	$54,881	$37,067
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	132	(3,158)	(5,855)
Other income not currently taxable	(7,106)	(4,481)	(971)
Expenses not currently deductible	868	1,372	845
Other income for tax but not book	5,535	4,350	904
Other deductions/losses for tax not book	—	—	—
Other realized gain/loss differences	2,042	831	949
Capital loss carryforward	—	—	—
Taxable income before deductions for distributions	$79,240	$53,795	$32,939

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The tax character of distributions paid during the years ended September 30, 2018, 2017 and 2016 was as follows:

	Years ended September 30,
	2018	2017	2016
Ordinary Income	$72,830	$56,359	$32,070
Long-Term Capital Gains	1,337	152	—

The tax basis components of distributable earnings / (accumulated losses) and reconciliation to accumulated earnings / (deficit) on a book basis for the years ended September 30, 2018, 2017 and 2016 were as follows:

	As of September 30,
	2018	2017	2016
Undistributed ordinary income – tax basis	$1,550	$—	$3,470
Undistributed realized gains – tax basis	4,351	883	440
Net unrealized appreciation (depreciation) on investments and foreign currency translation	9,263	9,866	7,084
Other temporary differences	(14,902)	(10,488)	(10,746)
Total accumulated earnings (deficit) – book basis	$262	$261	$248

For the tax year ended September 30, 2018, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders during the following twelve month period. The amount carried forward to 2019 is estimated to be approximately $5,901, although this amount will not be finalized until the 2018 tax returns are filed in 2019.

As of September 30, 2018, the Federal tax cost of investments was $1,665,218 resulting in estimated gross unrealized gains and losses of $24,876 and $15,656, respectively.

Note 9.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $205,543 and $133,566 under various undrawn revolvers and other credit facilities as of September 30, 2018 and 2017, respectively. In addition, as described in Note 5, the Company had commitments of up to $61,019 and $59,575 to GCIC SLF as of September 30, 2018 and 2017, respectively, which may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of September 30, 2018 and 2017. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)(2)	Year ended September 30, 2018	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015	Period from September 22, 2014 (inception) to September 30, 2014
Net asset value at beginning of period	$15.00	$15.00	$15.00	$15.00	$15.00
Distributions declared:(3)
From net investment income	(1.38)	(1.24)	(1.26)	(0.89)	—
From capital gains	—	(0.00)*	—	—	—
Net investment income	1.31	1.13	1.06	0.76	—
Net realized gain (loss) on investments and foreign currency transactions	0.07	0.03	0.03	—	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(0.00)*	0.08	0.20	0.18	—
Other (4)	—	—	(0.03)	(0.05)	—
Net asset value at end of period	$15.00	$15.00	$15.00	$15.00	$15.00
Total return based on net asset value per share(5)	9.55%	8.52%	8.65%	5.93%	N/A
Number of common shares outstanding	62,147,237.484	51,214,683.496	41,087,178.250	20,843,155.219	666.670

Listed below are supplemental data and ratios to the financial highlights:
Ratio of net investment income to average net assets#	8.80%	7.56%	7.07%	6.81%	N/A
Ratio of total expenses to average net assets(6)#	8.95%	8.14%	7.03%	6.24%	N/A
Ratio of management fee waiver to average net assets #	(0.70)%	(0.68)%	(0.65)%	(0.68)%	N/A
Ratio of incentive fee waiver to average net assets	(0.53)%	(0.22)%	(0.09)%	N/A	N/A
Ratio of net expenses to average net assets(6)#	7.72%	7.24%	6.29%	5.56%	N/A
Ratio of incentive fees to average net assets	2.17%	1.71%	1.38%	0.60%	N/A
Ratio of total expenses (without incentive fees, incentive fee waiver and management fee waiver) to average net assets(5)#	6.26%	6.21%	5.56%	5.64%	N/A
Total return based on average net asset value(7)	9.22%	8.25%	8.63%	8.44%	N/A
Net assets at end of period	$932,209	$768,220	$616,307	$312,647	$—
Average debt outstanding	$723,389	$574,927	$339,487	$160,079	N/A
Average debt outstanding per share	$11.64	$11.23	$8.26	$7.68	N/A
Portfolio Turnover#	31.89%	22.92%	39.84%	18.52%	N/A
Asset coverage ratio(8)	221.78%	214.26%	218.06%	225.01%	N/A
Asset coverage ratio per unit(9)	$2,218	$2,143	$2,181	$2,250	N/A
Average market value per unit(10):
2016 Debt Securitization	N/A	N/A	N/A	N/A	N/A
Credit Facility	N/A	N/A	N/A	N/A	N/A
SMBC Revolver	N/A	N/A	N/A	N/A	N/A
Revolver	N/A	N/A	N/A	N/A	N/A
GEMS Note	N/A	N/A	N/A	N/A	N/A

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

(8)
In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

(9)
Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(10)	Not applicable because such senior securities are not registered for public trading.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended September 30, 2018, 2017 and 2016:

	For the years ended September 30,
	2018	2017	2016
Earnings available to stockholders	$77,769	$54,881	$37,067
Basic and diluted weighted average shares outstanding	56,328,125	44,447,925	28,598,358
Basic and diluted earnings per share	$1.38	$1.24	$1.29

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 12. Dividends and Distributions
The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions during the years ended September 30, 2018, 2017 and 2016:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Distributions Declared
Year ended September 30, 2016
08/04/2015	10/27/2015	12/30/2015	20,843,155.219	$0.0818	$1,705
11/17/2015	11/19/2015	12/30/2015	22,172,613.752	0.1252	2,776
11/17/2015	12/17/2015	02/26/2016	24,433,662.992	0.0891	2,178
11/17/2015	01/22/2016	02/26/2016	24,601,958.001	0.0957	2,354
02/08/2016	02/22/2016	05/20/2016	24,601,958.001	0.0705	1,734
02/08/2016	03/24/2016	05/20/2016	27,261,737.139	0.1176	3,205
05/03/2016	04/30/2016	07/28/2016	27,261,737.139	0.1046	2,852
05/03/2016	05/19/2016	07/28/2016	29,256,215.216	0.1331	3,893
05/03/2016	06/20/2016	07/28/2016	31,415,162.957	0.1047	3,288
05/03/2016	07/22/2016	09/26/2016	34,122,546.688	0.0942	3,213
08/03/2016	08/29/2016	11/21/2016	39,469,915.648	0.1369	5,402
08/03/2016	09/23/2016	11/21/2016	40,975,724.182	0.1090	4,467
Total distributions declared for year ended September 30, 2016					$37,067
Year ended September 30, 2017
08/03/2016	10/24/2016	12/30/2016	41,087,178.250	$0.0729	$2,993
11/14/2016	11/18/2016	12/30/2016	41,087,178.250	0.1469	6,034
11/14/2016	12/26/2016	02/27/2017	41,442,374.044	0.1340	5,553
11/14/2016	01/23/2017	02/27/2017	41,769,495.016	0.0902	3,769
02/07/2017	02/20/2017	05/19/2017	41,769,495.016	0.1050	4,385
02/07/2017	03/24/2017	05/19/2017	42,104,997.486	0.1078	4,540
02/07/2017	04/30/2017	07/28/2017	44,292,283.019	0.1067	4,727
05/04/2017	05/18/2017	07/28/2017	46,515,568.552	0.0982	4,566
05/04/2017	06/16/2017	07/28/2017	46,829,343.936	0.1050	4,917
05/04/2017	07/21/2017	09/25/2017	46,829,343.936	0.1102	5,158
08/02/2017	08/31/2017	11/27/2017	49,551,036.707	0.0600	2,976
08/02/2017	09/22/2017	11/27/2017	49,551,036.707	0.1062	5,263
Total distributions declared for year ended September 30, 2017					$54,881
Year ended September 30, 2018
08/02/2017	10/23/2017	12/28/2017	51,214,683.496	$0.1122	$5,745
11/17/2017	11/24/2017	12/28/2017	51,214,683.496	0.1045	5,353
11/17/2017	12/26/2017	02/26/2018	53,729,533.382	0.1250	6,716
11/17/2017	01/23/2018	02/26/2018	54,122,735.354	0.1202	6,509
02/06/2018	02/24/2018	05/23/2018	55,530,517.674	0.1005	5,579
02/06/2018	03/30/2018	05/23/2018	57,819,693.450	0.1491	8,620
02/06/2018	04/27/2018	07/24/2018	57,819,693.450	0.1351	7,812
05/04/2018	05/18/2018	07/24/2018	57,819,693.450	0.1046	6,047
05/04/2018	06/15/2018	07/24/2018	58,325,385.782	0.1135	6,617
05/04/2018	07/21/2018	09/25/2018	58,037,388.381	0.1194	6,931
08/07/2018	08/31/2018	11/27/2018	58,755,211.413	0.0754	4,427
08/07/2018	09/21/2018	11/27/2018	60,780,608.940	0.1244	7,413
Total distributions declared for year ended September 30, 2018					$77,769

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table summarizes the Company’s distributions reinvested during the years ended September 30, 2018, 2017 and 2016:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value
For year ended September 30, 2016
November 20, 2015	182,861.440	$15.00	$2,743
December 30, 2015	168,295.009	15.00	2,524
February 26, 2016	170,848.215	15.00	2,563
May 20, 2016	164,469.664	15.00	2,467
July 28, 2016	338,670.977	15.00	5,080
September 26, 2016	111,454.068	15.00	1,672
	1,136,599.373	$15.00	$17,049
For year ended September 30, 2017
November 21, 2016	355,195.794	$15.00	$5,329
December 30, 2016	327,120.972	15.00	4,907
February 27, 2017	335,502.470	15.00	5,032
May 19, 2017	313,775.384	15.00	4,707
July 28, 2017	498,407.238	15.00	7,476
September 25, 2017	181,456.477	15.00	2,721
	2,011,458.335	$15.00	$30,172
For year ended September 30, 2018
November 27, 2017	291,564.353	$15.00	$4,374
December 28, 2017	393,201.972	15.00	5,898
February 26, 2018	470,835.576	15.00	7,062
May 23, 2018	505,692.332	15.00	7,586
July 24, 2018	717,823.032	15.00	10,767
September 25, 2018	257,123.945	15.00	3,857
	2,636,241.210	$15.00	$39,544

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 28, 2018, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On August 7, 2018 and November 27, 2018, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 17, 2018	December 28, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2018 through October 31, 2018 per share
November 28, 2018	December 28, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period November 1, 2018 through November 30, 2018 per share
December 26, 2018	February 27, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period December 1, 2018 through December 31, 2018 per share
January 21, 2019	February 27, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2019 through January 31, 2019 per share

The Company issued capital calls to stockholders that were due on October 15, 2018 and November 26, 2018, which are summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of shares	10/15/2018	2,018,759.065	$15.00	$30,281
Issuance of shares	11/26/2018	2,497,171.129	$15.00	$37,458

On November 2, 2018, GCIC Funding, entered into amendment to the documents governing the Credit Facility. The amendment was effective as of November 2, 2018 and increased the size of the Credit Facility from $500,000 to $550,000. The other material terms of the Credit Facility were unchanged.

On November 19, 2018, the Company announced that S&P Global Ratings ("S&P"), and Fitch Ratings ("Fitch"), each intends to issue presale reports regarding the approximately $900,000 term debt securitization (the "GCIC 2018 Debt Securitization", to be completed by the Company. The presale report issued by S&P is publicly available on the website of S&P, www.standardandpoors.com, until final ratings that will be issued by S&P are withdrawn, and the presale report issued by Fitch is publicly available on the website of Fitch, www.fitchratings.com, for 14 days from the date of issuance. Each of S&P and Fitch also intends to publish preliminary ratings of the notes to be issued in the GCIC 2018 Debt Securitization. The preliminary ratings assigned by S&P are expected to be publicly available on the website of S&P, www.standardandpoors.com, from the date of issuance until they are replaced with final ratings, and the preliminary ratings assigned by Fitch are expected to be publicly available on the website of Fitch, www.fitchratings.com, from the date of issuance until they are replaced with final ratings. The Company makes no representation or warranty regarding the completeness, accuracy or availability of the information contained in the presale reports or preliminary ratings, and readers should not place undue reliance on such information. In addition, a securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time.

On November 27, 2018, the Company issued 439,833.975 shares of common stock through the DRIP.

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

On November 27, 2018, the Company entered into a definitive agreement to merge with GBDC with GBDC as the surviving entity. The Board and the board of directors of GBDC, including all of the respective independent directors, have approved the merger agreement and the transactions contemplated therein. Under the terms of the proposed merger, stockholders of GCIC will receive 0.865 shares of GBDC for each share of GCIC, subject to adjustment only in the event of reclassification, recapitalization, or similar transaction by either company. The combined company will remain externally managed by GC Advisors. The combined company will trade under the ticker GBDC on the Nasdaq Global Select Market and all current GBDC officers and directors will remain in their current roles after closing of the merger. Consummation of the proposed merger is subject to our and GBDC stockholder's approvals, customary regulatory approvals and other closing conditions. Assuming satisfaction of these conditions, the transaction is expected to close in the first half of 2019.

Note 14. Selected Quarterly Financial Data (Unaudited)

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Total investment income	$38,712	$36,311	$33,764	$30,594
Net investment income	21,293	19,416	17,695	15,781
Net gain (loss) on investments and foreign currency	(2,522)	1,060	3,013	2,033
Net increase in net assets resulting from operations	18,771	20,476	20,708	17,814
Earnings per share	0.32	0.35	0.37	0.34
Net asset value per common share at period end	$15.00	$15.00	$15.00	$15.00

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Total investment income	$27,611	$26,698	$22,120	$22,049
Net investment income	14,309	14,247	10,944	10,804
Net gain (loss) on investments and foreign currency	(912)	(37)	1,750	3,776
Net increase in net assets resulting from operations	13,397	14,210	12,694	14,580
Earnings per share	0.28	0.31	0.30	0.35
Net asset value per common share at period end	$15.00	$15.00	$15.00	$15.00

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Total investment income	$19,928	$14,638	$12,302	$10,511
Net investment income	10,635	7,535	6,686	5,500
Net gain (loss) on investments and foreign currency	2,447	2,498	608	1,158
Net increase in net assets resulting from operations	13,082	10,033	7,294	6,658
Earnings per share	0.36	0.35	0.28	0.30
Net asset value per common share at period end	$15.00	$15.00	$15.00	$15.00

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 15. Summarized Financial Information for GCIC SLF (Unaudited)

Provided in the table below are the Consolidated Statements of Financial Condition for GCIC SLF as of September 30, 2018 and 2017:

GCIC Senior Loan Fund LLC
Consolidated Statements of Financial Condition

	September 30, 2018	September 30, 2017
Assets
Investments, at fair value	$134,102	$161,522
Cash and cash equivalents	681	348
Restricted cash and cash equivalents	1,434	2,554
Interest receivable	340	127
Total Assets	$136,557	$164,551
Liabilities
Senior credit facility	$79,650	$108,150
Less unamortized debt issuance costs	569	1,199
Senior credit facility less unamortized debt issuance costs	79,081	106,951
Interest payable	240	231
Accounts payable and accrued expenses	163	107
Total Liabilities	79,484	107,289
Members' equity	57,073	57,262
Total Liabilities and Members' equity	$136,557	$164,551

Golub Capital Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Provided in the table below are statements of operations for GCIC SLF for the years ending September 30, 2018, 2017 and 2016:

GCIC Senior Loan Fund LLC
Statements of Operations

	Years ended September 30,
	2018	2017	2016
Investment income
Interest income	$12,018	$9,905	$6,764
Fee income	169	—	50
Total investment income	12,187	9,905	6,814
Expenses
Interest and other debt financing expenses	5,005	4,580	5,555
Administrative service fee	240	218	162
Professional fees	94	93	82
General and administrative expenses	13	4	2
Total expenses	5,352	4,895	5,801
Net investment income	6,835	5,010	1,013
Net gain (loss) on investments and subordinated notes
Net change in unrealized appreciation (depreciation) on investments	1,081	(1,042)	260
Net gain (loss) on investments and subordinated notes	1,081	(1,042)	260
Net increase (decrease) in members' equity	$7,916	$3,968	$1,273

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2018 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2018, our internal control over financial reporting is effective based on those criteria.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 102
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).
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

10.21
Third Amendment to Amended and Restated Loan and Servicing Agreement, dated as of May 11, 2017, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC, as the servicer; the Company, as the transferor, the institutional lenders identified on the signature pages thereto, Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 814-01128), filed on August 9, 2017).

Number	Description

10.22
Fourth Amendment to Amended and Restated Loan and Servicing Agreement, dated as of August 8, 2017, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC , as the servicer; the Company, as the transferor, the institutional lenders identified on the signature pages thereto, Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent.* (Incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K (File No. 814-01128), filed on November 28, 2017).

10.23
Fifth Amendment to Amended and Restated Loan and Servicing Agreement, dated as of August 30, 2017, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC, as the servicer; the Company, as the transferor, the institutional lenders identified on the signature pages thereto, Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01128), filed on August 30, 2017).

10.24
First Amendment to Revolving Loan Agreement, dated as of February 6, 2018, by and between Golub Capital Investment Corporation and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No.814-01128), filed on May 10, 2018).

10.25
Amended and Restated Revolving Credit Agreement, dated as of May 17, 2018, by and between Golub Capital Investment Corporation, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent, sole lead arranger and sole manager (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01128), filed on May 22, 2018).

10.26
Sixth Amendment to Amended and Restated Loan and Servicing Agreement, First Amendment to Collection Account Agreement and First Amendment to Unfunded Exposure Account Agreement, dated as of May 25, 2018, by and among GCIC Funding LLC, as the borrower; Golub Capital Investment Corporation, as the transferor; GC Advisors LLC, as the servicer; the institutional lenders identified on the signature pages thereto; Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian, and administrative agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01128), filed on May 25, 2018).

10.27
Joinder Supplement, dated as of November 2, 2018, by and among GCIC Funding LLC, as the Borrower, Wells Fargo Bank, N.A., as an Institutional Lender and Wells Fargo Bank, N.A., as the Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01128), filed on November 7, 2018).

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

Golub Capital Investment Corporation
A Maryland Corporation

Date: November 28, 2018	By:	/s/ David B. Golub
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

Signature	Title	Date
/s/ David B. Golub	President, Chief Executive Officer and Director	November 28, 2018
David B. Golub	(Principal Executive Officer)
/s/ Ross A. Teune	Chief Financial Officer	November 28, 2018
Ross A. Teune	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Chairman of the Board of Directors	November 28, 2018
Lawrence E. Golub
/s/ John T. Baily	Director	November 28, 2018
John T. Baily
/s/ Kenneth F. Bernstein	Director	November 28, 2018
Kenneth F. Bernstein
/s/ Anita R. Rosenberg	Director	November 28, 2018
Anita R. Rosenberg
/s/ William M. Webster IV	Director	November 28, 2018
William M. Webster IV