Form 10-Q
period 2018-12-31
GOLUB CAPITAL INVESTMENT Corp
filed 2019-02-11
CIK 1627515

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 11, 2019, the Registrant had 70,438,775.169 shares of common stock, $0.001 par value, outstanding.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2018	September 30, 2018
Assets	(unaudited)
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,813,454	$1,620,783
Non-controlled affiliate company investments	4,130	3,716
Controlled affiliate company investments	50,069	49,939
Total investments at fair value (amortized cost of $1,858,068 and $1,663,122, respectively)	1,867,653	1,674,438
Cash and cash equivalents	26,760	14,443
Foreign currencies (cost of $553 and $216, respectively)	553	216
Restricted cash, cash equivalents and foreign currencies	54,819	23,857
Interest receivable	5,658	5,813
Capital call receivable	1,375	189
Other assets	65	105
Total Assets	$1,956,883	$1,719,061
Liabilities
Debt	$860,751	$762,330
Less unamortized debt issuance costs	6,011	1,921
Debt less unamortized debt issuance costs	854,740	760,409
Other short-term borrowings (proceeds of $24,755 and $0, respectively)	24,719	—
Interest payable	2,613	2,916
Distributions payable	7,235	11,840
Management and incentive fees payable	9,127	10,102
Accounts payable and accrued expenses	1,809	1,563
Accrued trustee fees	59	22
Total Liabilities	900,302	786,852
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2018 and September 30, 2018	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 70,438,775.169 and 62,147,237.484 shares issued and outstanding as of December 31, 2018 and September 30, 2018, respectively	70	62
Paid in capital in excess of par	1,056,249	931,885
Distributable earnings	262	262
Total Net Assets	1,056,581	932,209
Total Liabilities and Total Net Assets	$1,956,883	$1,719,061
Number of common shares outstanding at end of period	70,438,775.169	62,147,237.484
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2018	2017
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$38,170	$29,071
Dividend income	30	2
Fee income	380	391
Total investment income from non-controlled/non-affiliate company investments	38,580	29,464
From non-controlled affiliate company investments:
Interest income	29	—
Total investment income from non-controlled affiliate company investments	29	—
From controlled affiliate company investments:
Dividend income	1,036	1,130
Total investment income from controlled affiliate company investments	1,036	1,130
Total investment income	39,645	30,594
Expenses
Interest and other debt financing expenses	10,958	6,879
Base management fee	6,168	4,986
Incentive fee	2,858	4,164
Professional fees	765	522
Administrative service fee	651	495
General and administrative expenses	48	53
Total expenses	21,448	17,099
Base management fee waived (Note 4)	(1,682)	(1,360)
Incentive fee waived (Note 4)	(314)	(926)
Net expenses	19,452	14,813
Net investment income	20,193	15,781
Net gain (loss) on investments and foreign currency
Net realized gain (loss) on investments and foreign currency transactions:
Non-controlled/non-affiliate company investments	38	(449)
Foreign currency transactions	(15)	(37)
Net realized gain (loss) on investments and foreign currency transactions	23	(486)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation:
Non-controlled/non-affiliate company investments	(1,969)	1,767
Non-controlled affiliate company investments	108	—
Controlled affiliate company investments	130	744
Translation of assets and liabilities in foreign currencies	253	8
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(1,478)	2,519
Net gain (loss) on investments and foreign currency	(1,455)	2,033
Net increase in net assets resulting from operations	$18,738	$17,814
Per Common Share Data
Basic and diluted earnings per common share	$0.28	$0.34
Basic and diluted weighted average common shares outstanding	65,402,150	52,091,851
See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (1)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2017	51,214,683.496	$51	$767,908	$261	$768,220
Issuance of common stock (2)	2,223,285.533	2	33,347	—	33,349
Net investment income	—	—	—	15,781	15,781
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(486)	(486)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	2,519	2,519
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	684,766.325	1	10,271	—	10,272
Distributions from distributable earnings (3)	—	—	—	(11,098)	(11,098)
Distributions declared and payable	—	—	—	(6,716)	(6,716)
Total increase (decrease) for the period ended December 31, 2017	2,908,051.858	3	43,618	—	43,621
Balance at December 31, 2017	54,122,735.354	$54	$811,526	$261	$811,841

Balance at September 30, 2018	62,147,237.484	$62	$931,885	$262	$932,209
Issuance of common stock (4)	7,435,092.597	7	111,519	—	111,526
Net investment income	—	—	—	20,193	20,193
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	23	23
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	(1,478)	(1,478)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	856,445.088	1	12,845	—	12,846
Distributions from distributable earnings	—	—	—	(11,503)	(11,503)
Distributions declared and payable	—	—	—	(7,235)	(7,235)
Total increase (decrease) for the period ended December 31, 2018	8,291,537.685	8	124,364	—	124,372
Balance at December 31, 2018	70,438,775.169	$70	$1,056,249	$262	$1,056,581

(1)The following table provides the reconciliation of the components of distributable earnings to conform to the current period presentation for the period ended December 31, 2017:

	Total increase (decrease) for the period ended December 31, 2017
	Capital Distributions in Excess of Net Investment	Net Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Distributable Earnings
Net investment income	$15,781	$—	$—	$15,781
Net realized gain (loss) on investments and foreign currency transactions	—	—	(486)	(486)
Net change in unrealized gain (loss) on investments and foreign currency translation	—	2,519	—	2,519
Net increase in net assets from operations	$15,781	$2,519	$(486)	$17,814

(2)	Refer to Note 3 for a detailed listing of the common stock issuances for the three months ended December 31, 2017.
(3) The following table provides the reconciliation of the components of distributions from distributable earnings to conform to the current period presentation for the period ended December 31, 2017:

Total increase (decrease) for the period ended December 31, 2017
Distributions to stockholders:
Distributions from net investment income	$(9,761)
Distributions from realized gain	(1,337)
Distributions from distributable earnings	$(11,098)

(4)	Refer to Note 3 for a detailed listing of the common stock issuances for the three months ended December 31, 2018.

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$18,738	$17,814
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	1,668	553
Accretion of discounts and origination fees	(1,998)	(2,026)
Net realized (gain) loss on investments	(38)	449
Net change in unrealized (appreciation) depreciation on investments	1,731	(2,511)
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(253)	—
Proceeds from (fundings of) revolving loans, net	(1,464)	851
Fundings of investments	(230,120)	(202,486)
Proceeds from principal payments and sales of portfolio investments	39,176	90,731
PIK interest	(502)	(456)
Changes in operating assets and liabilities:
Interest receivable	155	(188)
Other assets	40	104
Interest payable	(303)	258
Management and incentive fees payable	(975)	915
Payable for investments purchased	—	355
Accounts payable and accrued expenses	246	(92)
Accrued trustee fees	37	15
Net cash (used in) provided by operating activities	(173,862)	(95,714)
Cash flows from financing activities
Borrowings on debt	790,868	129,750
Repayments of debt	(692,230)	(75,400)
Capitalized debt issuance costs	(5,758)	(11)
Proceeds from other short-term borrowings	24,755	—
Proceeds from issuance of common shares	110,340	34,407
Distributions paid	(10,497)	(9,065)
Net cash provided by (used in) financing activities	217,478	79,681
Net change in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents	43,616	(16,033)
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	38,516	51,131
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$82,132	$35,098
Supplemental information:
Cash paid during the period for interest	$(9,592)	$(6,069)
Distributions declared during the period	18,738	17,814
Supplemental disclosure of noncash financing activity:
Capital call receivable	$1,186	$(1,058)
Stock issued in connection with dividend reinvestment plan	12,846	10,272
Distributions payable	7,235	6,716

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of December 31,
	2018	2017
Cash and cash equivalents	$26,760	$8,886
Foreign currencies	553	526
Restricted cash and cash equivalents	54,819	25,686
Total cash, cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$82,132	$35,098

See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of restricted cash and cash equivalents.

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP*	Senior loan	L + 4.75%	(c)(d)	7.63%	12/2023	$1,324	$1,313	0.1%	$1,324
NTS Technical Systems^*	One stop	L + 6.25%	(a)(c)	8.60%	06/2021	3,337	3,305	0.3	3,337
NTS Technical Systems*	One stop	L + 6.25%	(c)	8.87%	06/2021	550	544	0.1	550
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	06/2021	—	(7)	—	—
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	9.27%	12/2019	53	28	—	11
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	9.27%	12/2019	9	9	—	9
Tronair Parent, Inc.*	Senior loan	L + 4.75%	(a)(c)	7.56%	09/2023	365	363	—	351
Tronair Parent, Inc.	Senior loan	L + 4.50%	(a)(c)(f)	7.28%	09/2021	80	79	—	77
Whitcraft LLC^	One stop	L + 6.25%	(c)	9.05%	04/2023	16,103	15,930	1.5	16,103
Whitcraft LLC^	One stop	L + 6.25%	(c)	9.05%	04/2023	4,134	4,105	0.4	4,134
Whitcraft LLC(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(1)	—	—
						25,955	25,668	2.4	25,896
Automobile
Dent Wizard International Corporation^	Senior loan	L + 4.00%	(a)	6.51%	04/2020	2,155	2,149	0.2	2,155
Grease Monkey International, LLC^	Senior loan	L + 5.00%	(a)	7.52%	11/2022	3,043	3,014	0.3	3,043
Grease Monkey International, LLC*	Senior loan	L + 5.00%	(a)	7.52%	11/2022	2,263	2,228	0.2	2,263
Grease Monkey International, LLC^	Senior loan	L + 5.00%	(a)	7.52%	11/2022	1,149	1,145	0.1	1,149
Grease Monkey International, LLC*	Senior loan	L + 5.00%	(a)	7.52%	11/2022	1,003	993	0.1	1,003
Grease Monkey International, LLC	Senior loan	L + 5.00%	(c)	7.47%	11/2022	115	104	—	115
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)(c)	7.52%	11/2022	49	48	—	49
Polk Acquisition Corp.^	Senior loan	L + 5.00%	(a)	7.52%	06/2022	4,742	4,728	0.4	4,647
Power Stop, LLC*	Senior loan	L + 4.75%	(c)	7.55%	10/2025	1,537	1,530	0.1	1,530
Quick Quack Car Wash Holdings, LLC^	One stop	L + 6.50%	(a)	9.02%	04/2023	4,588	4,539	0.4	4,588
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)(c)	8.98%	04/2023	1,949	1,933	0.2	1,949
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	9.02%	04/2023	1,303	1,292	0.1	1,303
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.98%	04/2023	40	39	—	40
Quick Quack Car Wash Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	04/2023	—	(42)	—	—
						23,936	23,700	2.1	23,834
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.*	One stop	L + 5.75%	(a)	8.27%	04/2021	3,377	3,359	0.3	3,377
Abita Brewing Co., L.L.C.	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
C. J. Foods, Inc.^*	One stop	L + 6.25%	(c)	9.05%	05/2020	20,840	20,745	2.0	20,840
C. J. Foods, Inc.	One stop	L + 6.25%	(c)	9.05%	05/2020	1,576	1,576	0.1	1,576
C. J. Foods, Inc.	One stop	L + 6.25%	(c)	8.91%	05/2020	1,259	1,258	0.1	1,259
Cafe Rio Holding, Inc.^	One stop	L + 5.75%	(a)	8.27%	09/2023	8,602	8,483	0.8	8,602
Cafe Rio Holding, Inc.^	One stop	L + 5.75%	(a)	8.27%	09/2023	1,373	1,362	0.1	1,373
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(a)	8.27%	09/2023	689	633	0.1	689
Cafe Rio Holding, Inc.	One stop	P + 4.75%	(f)	10.25%	09/2023	65	63	—	65
Fintech Midco, LLC*	One stop	L + 6.00%	(a)	8.53%	08/2024	11,885	11,774	1.1	11,885
Fintech Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2024	—	(1)	—	—
Fintech Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2024	—	(31)	—	—
Flavor Producers, LLC^	Senior loan	L + 4.75%	(c)	7.56%	12/2023	2,830	2,795	0.3	2,830
Flavor Producers, LLC(5)	Senior loan	L + 4.75%		N/A(6)	12/2022	—	(1)	—	—
FWR Holding Corporation^	One stop	L + 5.75%	(a)	8.26%	08/2023	4,028	3,981	0.4	4,028
FWR Holding Corporation	One stop	L + 5.75%	(a)	8.26%	08/2023	1,746	1,722	0.2	1,746
FWR Holding Corporation	One stop	L + 5.75%	(a)	8.26%	08/2023	1,107	1,098	0.1	1,107
FWR Holding Corporation	One stop	P + 4.75%	(f)	10.25%	08/2023	25	24	—	25
Global ID Corporation^	One stop	L + 6.50%	(c)	9.30%	11/2021	5,089	5,052	0.5	5,089
Global ID Corporation^	One stop	L + 6.50%	(c)	9.30%	11/2021	756	750	0.1	756
Global ID Corporation	One stop	L + 6.50%	(c)	9.30%	11/2021	452	443	0.1	452

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Global ID Corporation	One stop	L + 6.50%		N/A(6)	11/2021	$—	$—	—%	$—
Mendocino Farms, LLC(5)	One stop	L + 1.00%		N/A(6)	06/2023	—	(22)	—	—
Mid-America Pet Food, L.L.C.^	One stop	L + 6.00%	(c)	8.80%	12/2021	12,155	12,062	1.2	12,155
Mid-America Pet Food, L.L.C.(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(1)	—	—
NBC Intermediate, LLC ^	Senior loan	L + 4.25%	(a)	6.78%	09/2023	1,383	1,370	0.1	1,383
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.71%	05/2021	7,797	7,741	0.7	7,797
Purfoods, LLC	One stop	L + 6.00%	(c)	8.78%	05/2021	492	487	0.1	492
Purfoods, LLC	One stop	L + 6.00%	(c)	8.80%	05/2021	352	349	—	352
Purfoods, LLC	One stop	L + 6.00%	(c)	8.80%	05/2021	268	266	—	268
Purfoods, LLC	One stop	L + 6.00%	(c)	8.80%	05/2021	268	266	—	268
Purfoods, LLC	One stop	L + 6.00%	(c)	8.80%	05/2021	267	265	—	267
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	108	108	—	108
Purfoods, LLC	One stop	L + 6.00%	(a)	8.43%	05/2021	35	34	—	35
Purfoods, LLC	One stop	L + 6.00%	(c)	8.80%	05/2021	24	23	—	24
Purfoods, LLC	One stop	L + 6.00%	(c)	8.80%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.00%	(c)	8.80%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.00%	(c)	8.80%	05/2021	14	14	—	14
Purfoods, LLC	One stop	L + 6.00%	(c)	8.80%	05/2021	11	11	—	11
Purfoods, LLC	One stop	L + 6.00%	(c)	8.80%	05/2021	11	11	—	11
Purfoods, LLC	One stop	L + 6.00%	(c)	8.80%	05/2021	10	10	—	10
Rubio's Restaurants, Inc.^	Senior loan	L + 5.25%	(c)	8.05%	10/2019	295	285	—	295
Uinta Brewing Company*(7)	One stop	L + 8.50%	(a)	11.02%	08/2019	898	898	—	404
Uinta Brewing Company(7)	One stop	L + 8.50%	(a)	11.02%	08/2019	167	167	—	70
Wood Fired Holding Corp.^	One stop	L + 5.75%	(c)	8.65%	12/2023	7,298	7,226	0.7	7,225
Wood Fired Holding Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(1)	—	(1)
Wood Fired Holding Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(6)	—	(6)
						97,582	96,678	9.1	96,911
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	(a)	7.27%	05/2021	681	680	0.1	681

Buildings and Real Estate
Brooks Equipment Company, LLC^	One stop	L + 5.00%	(c)	7.71%	08/2020	5,634	5,634	0.5	5,634
Brooks Equipment Company, LLC^	One stop	L + 5.00%	(b)(c)	7.67%	08/2020	563	561	0.1	563
Brooks Equipment Company, LLC	One stop	P + 3.75%	(f)	9.25%	08/2020	48	48	—	48
Jensen Hughes, Inc.*	Senior loan	L + 4.50%	(c)	6.99%	03/2024	430	428	0.1	430
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(c)	6.96%	03/2024	373	371	—	373
Jensen Hughes, Inc.*	Senior loan	L + 4.50%	(c)(f)	7.31%	03/2024	132	130	—	132
MRI Software LLC^	One stop	L + 5.50%	(c)	8.31%	06/2023	18,593	18,326	1.8	18,593
MRI Software LLC*	One stop	L + 5.50%	(c)	8.31%	06/2023	17,217	17,063	1.6	17,217
MRI Software LLC^	One stop	L + 5.50%	(c)	8.31%	06/2023	3,091	3,076	0.3	3,091
MRI Software LLC*	One stop	L + 5.50%	(c)	7.90%	06/2023	1,978	1,971	0.2	1,978
MRI Software LLC^	One stop	L + 5.50%	(c)	8.31%	06/2023	345	341	—	345
MRI Software LLC	One stop	L + 5.50%	(a)	7.98%	06/2023	19	16	—	19
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	06/2023	—	(121)	—	—
Paradigm DKD Group, LLC*(7)	Senior loan	L + 6.25%	(a)	8.77%	05/2020	2,110	2,110	0.1	844
Paradigm DKD Group, LLC(7)	Senior loan	L + 6.25%	(a)	8.77%	05/2020	856	852	—	343
						51,389	50,806	4.7	49,610
Chemicals, Plastics and Rubber
Flexan, LLC^	One stop	L + 5.75%	(c)	8.55%	02/2020	1,028	1,023	0.1	1,028
Flexan, LLC^	One stop	L + 5.75%	(c)	8.55%	02/2020	485	483	0.1	485
Flexan, LLC	One stop	P + 4.50%	(f)	10.00%	02/2020	11	11	—	11
Inhance Technologies Holdings LLC^	One stop	L + 5.25%	(c)	8.03%	07/2024	6,048	5,979	0.6	6,048
Inhance Technologies Holdings LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(1)	—	—
Inhance Technologies Holdings LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(19)	—	—
						7,572	7,476	0.8	7,572

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.*	Senior loan	L + 4.00%	(c)(f)	6.61%	05/2025	$5,377	$5,291	0.5%	$5,377
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.82%	05/2025	165	115	—	165
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.76%	05/2023	43	41	—	43
Inventus Power, Inc.*	One stop	L + 6.50%	(a)	9.02%	04/2020	9,054	9,025	0.8	8,149
Inventus Power, Inc.	One stop	L + 6.50%	(a)(c)	9.09%	04/2020	338	337	—	294
Onicon Incorporated^*	One stop	L + 5.50%	(c)	8.30%	04/2022	308	305	—	302
Onicon Incorporated(8)(9)	One stop	L + 5.50%	(c)	6.50%	04/2022	61	60	—	60
Onicon Incorporated(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(1)	—	(1)
Pasternack Enterprises, Inc. and Fairview Microwave, Inc*	Senior loan	L + 4.00%	(c)(f)	6.52%	07/2025	5,245	5,220	0.5	5,245
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Senior loan	L + 4.00%		N/A(6)	07/2023	—	—	—	—
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	(c)	7.53%	08/2022	1,608	1,579	0.2	1,608
Reladyne, Inc.^	Senior loan	L + 5.00%	(c)	7.40%	07/2022	10,670	10,587	1.0	10,670
Reladyne, Inc.	Senior loan	L + 5.00%	(b)(c)	7.39%	07/2022	1,121	1,110	0.1	1,121
Reladyne, Inc.	Senior loan	L + 5.00%	(b)(c)	7.40%	07/2022	970	964	0.1	970
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.80%	07/2022	441	438	0.1	441
Reladyne, Inc.(5)	Senior loan	L + 5.00%		N/A(6)	07/2022	—	(15)	—	—
Reladyne, Inc.(5)	Senior loan	L + 5.00%		N/A(6)	07/2022	—	(40)	—	—
Source Refrigeration & HVAC, Inc.^	Senior loan	L + 4.75%	(c)	7.56%	04/2023	7,219	7,147	0.7	7,219
Source Refrigeration & HVAC, Inc.^	Senior loan	L + 4.75%	(c)	7.56%	04/2023	1,434	1,422	0.1	1,434
Source Refrigeration & HVAC, Inc.	Senior loan	L + 4.75%	(c)	7.56%	04/2023	737	730	0.1	737
Source Refrigeration & HVAC, Inc.	Senior loan	P + 3.75%	(f)	9.25%	04/2023	43	42	—	43
Source Refrigeration & HVAC, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(26)	—	—
Sunless Merger Sub, Inc.*	Senior loan	L + 5.00%	(a)	7.52%	07/2019	262	253	—	262
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	(f)	9.25%	07/2019	52	51	—	52
Togetherwork Holdings, LLC^	One stop	L + 6.50%	(a)	9.02%	03/2025	6,708	6,619	0.6	6,708
Togetherwork Holdings, LLC*	One stop	L + 6.50%	(a)	9.02%	03/2025	1,714	1,698	0.2	1,714
Togetherwork Holdings, LLC*	One stop	L + 6.50%	(a)	9.02%	03/2025	1,621	1,607	0.2	1,621
Togetherwork Holdings, LLC*	One stop	L + 6.50%	(a)	9.02%	03/2025	1,509	1,496	0.1	1,509
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.02%	03/2025	1,357	1,329	0.1	1,357
Togetherwork Holdings, LLC^	One stop	L + 6.50%	(a)	9.02%	03/2025	679	669	0.1	679
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.02%	03/2025	56	34	—	56
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.01%	03/2024	18	16	—	18
						58,810	58,103	5.5	57,853
Diversified/Conglomerate Service
Accela, Inc.^	One stop	L + 6.00%	(c)	8.80%	09/2023	6,665	6,583	0.6	6,665
Accela, Inc.	One stop	P + 5.00%	(f)	10.50%	09/2023	36	35	—	36
Agility Recovery Solutions Inc.^	One stop	L + 6.50%	(a)	9.02%	03/2020	6,138	6,115	0.6	6,138
Agility Recovery Solutions Inc.	One stop	L + 6.50%	(c)	8.89%	03/2020	124	123	—	124
Anaqua, Inc.^	One stop	L + 6.50%	(c)	8.98%	07/2022	8,828	8,731	0.8	8,828
Anaqua, Inc.(5)	One stop	L + 6.50%		N/A(6)	07/2022	—	(1)	—	—
AutoQuotes, LLC*	One stop	L + 6.00%	(c)	8.69%	11/2024	5,252	5,200	0.5	5,199
AutoQuotes, LLC(5)	One stop	L + 6.00%		N/A(6)	11/2024	—	—	—	(1)
Bazaarvoice, Inc.^*	One stop	L + 5.75%	(a)	8.27%	02/2024	23,523	23,225	2.2	23,288
Bazaarvoice, Inc.	One stop	L + 5.75%	(a)(f)	8.27%	02/2024	50	46	—	48
Browz LLC	One stop	L + 9.50%	(b)(c)(f)	10.40% cash/1.50% PIK	03/2023	1,843	1,824	0.2	1,843
Browz LLC	One stop	L + 9.50%		N/A(6)	03/2023	—	—	—	—
Caliper Software, Inc.^	One stop	L + 5.50%	(a)	8.02%	11/2025	7,025	6,967	0.7	6,972
Caliper Software, Inc.	One stop	L + 5.50%	(b)	8.04%	11/2023	4	4	—	4
Centrify Corporation	One stop	L + 6.25%	(c)	9.06%	08/2024	12,606	12,429	1.2	12,606
Centrify Corporation	One stop	P + 5.25%	(f)	10.75%	08/2024	50	48	—	50
Clearwater Analytics, LLC^	One stop	L + 5.00%	(a)	7.52%	09/2022	7,926	7,750	0.8	7,926
Clearwater Analytics, LLC(5)	One stop	L + 5.00%		N/A(6)	09/2022	—	(2)	—	—
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.85% cash/0.50% PIK	05/2023	2,277	2,224	0.2	2,277
Cloudbees, Inc.	One stop	L + 9.00%		N/A(6)	05/2023	—	—	—	—

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Confluence Technologies, Inc.	One stop	L + 7.50%	(a)	9.94%	03/2024	$8,573	$8,480	0.8%	$8,573
Confluence Technologies, Inc.(5)	One stop	L + 7.50%		N/A(6)	03/2024	—	(1)	—	—
Connexin Software, Inc.	One stop	L + 8.50%	(a)	11.02%	02/2024	2,920	2,883	0.3	2,920
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Conservice, LLC*	One stop	L + 5.25%	(a)	7.77%	12/2024	2,025	2,005	0.2	2,005
Conservice, LLC	One stop	P + 4.25%	(f)	9.75%	12/2024	1	1	—	1
Datto, Inc.	One stop	L + 8.00%	(a)	10.46%	12/2022	14,093	13,872	1.3	14,093
Datto, Inc.(5)	One stop	L + 8.00%		N/A(6)	12/2022	—	(1)	—	—
Daxko Acquisition Corporation^	One stop	L + 5.25%	(a)	7.77%	09/2023	11,126	10,903	1.1	11,126
Daxko Acquisition Corporation(5)	One stop	L + 5.25%		N/A(6)	09/2023	—	(1)	—	—
Digital Guardian, Inc.	One stop	L + 9.00%	(c)	10.40% cash/1.00% PIK	06/2023	4,364	4,334	0.4	4,364
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	01/2019	218	218	—	320
Digital Guardian, Inc.(5)	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	(2)
Digital Guardian, Inc.(5)	One stop	L + 9.00%		N/A(6)	06/2023	—	(2)	—	—
DISA Holdings Acquisition Subsidiary Corp.^*	Senior loan	L + 4.00%	(a)(c)	6.35%	06/2022	2,380	2,365	0.2	2,380
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%	(a)(c)(f)	6.51%	06/2022	21	20	—	21
DISA Holdings Acquisition Subsidiary Corp.(5)	Senior loan	L + 4.00%		N/A(6)	06/2022	—	(2)	—	—
E2open, LLC*	One stop	L + 5.00%	(c)	7.68%	11/2024	31,324	30,862	2.9	31,011
E2open, LLC	One stop	L + 5.00%	(c)	7.68%	11/2024	1,265	1,148	0.1	1,153
E2open, LLC(5)	One stop	L + 5.00%		N/A(6)	11/2024	—	(4)	—	(2)
EGD Security Systems, LLC^	One stop	L + 6.25%	(c)	9.03%	06/2022	10,371	10,297	1.0	10,371
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	9.00%	06/2022	891	878	0.1	891
EGD Security Systems, LLC^	One stop	L + 6.25%	(c)	8.96%	06/2022	98	97	—	98
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	8.85%	06/2022	52	51	—	52
EGD Security Systems, LLC(5)	One stop	L + 6.25%		N/A(6)	06/2022	—	(1)	—	—
GS Acquisitionco, Inc.^*	One stop	L + 5.25%	(a)	7.78%	05/2024	13,431	13,305	1.3	13,431
GS Acquisitionco, Inc.^	One stop	L + 5.25%	(a)	7.78%	05/2024	12,109	12,000	1.1	12,109
GS Acquisitionco, Inc.*	One stop	L + 5.25%	(a)	7.78%	05/2024	2,901	2,874	0.3	2,901
GS Acquisitionco, Inc.(5)	One stop	L + 5.00%		N/A(6)	05/2024	—	(1)	—	—
GS Acquisitionco, Inc.(5)	One stop	L + 5.25%		N/A(6)	05/2024	—	(46)	—	—
HealthcareSource HR, Inc.^	One stop	L + 6.75%	(c)	9.55%	05/2020	11,031	10,969	1.0	11,031
HealthcareSource HR, Inc.(5)	One stop	L + 6.75%		N/A(6)	05/2020	—	(1)	—	—
Hydraulic Authority III Limited(8)(9)(10)(11)	One stop	L + 6.00%	(h)(j)	7.03%	11/2025	6,734	6,668	0.6	6,655
Hydraulic Authority III Limited(8)(9)(10)	One stop	N/A		11.00% PIK	11/2028	96	96	—	96
Hydraulic Authority III Limited(5)(8)(9)(10)	One stop	L + 6.00%		N/A(6)	11/2025	—	(1)	—	(1)
ICIMS, Inc.	One stop	L + 6.50%	(a)	8.94%	09/2024	6,183	6,066	0.6	6,183
ICIMS, Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	—
III US Holdings, LLC	One stop	L + 6.50%		N/A(6)	09/2022	—	—	—	—
Imprivata, Inc.^*	Senior loan	L + 4.00%	(c)	6.80%	10/2023	13,323	13,174	1.3	13,323
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(2)	—	—
Infogix, Inc.^	One stop	L + 6.00%	(c)	8.80%	04/2024	3,985	3,967	0.4	3,985
Infogix, Inc.*	One stop	L + 6.00%	(c)	8.80%	04/2024	614	605	0.1	614
Infogix, Inc.	One stop	L + 6.00%		N/A(6)	04/2024	—	—	—	—
Integral Ad Science, Inc.	One stop	L + 7.25%	(a)	8.53% cash/1.25% PIK	07/2024	5,758	5,652	0.5	5,758
Integral Ad Science, Inc.(5)	One stop	L + 7.25%		N/A(6)	07/2023	—	(1)	—	—
Integration Appliance, Inc.	One stop	L + 7.25%	(a)	9.60%	08/2023	27,263	27,029	2.6	27,263
Integration Appliance, Inc.	One stop	L + 7.25%		N/A(6)	08/2023	—	—	—	—
JAMF Holdings, Inc.	One stop	L + 8.00%	(c)	10.61%	11/2022	5,764	5,675	0.5	5,764
JAMF Holdings, Inc.(5)	One stop	L + 8.00%		N/A(6)	11/2022	—	(1)	—	—
Kareo, Inc.	One stop	L + 9.00%	(a)	11.52%	06/2022	5,755	5,573	0.5	5,755
Kareo, Inc.	One stop	L + 9.00%	(a)	11.52%	06/2022	421	418	0.1	421
Kareo, Inc.	One stop	L + 9.00%		N/A(6)	06/2022	—	—	—	—
Keais Records Service, LLC*	One stop	L + 4.50%	(a)	7.02%	10/2024	9,400	9,331	0.9	9,353
Keais Records Service, LLC(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(1)	—	(1)

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Keais Records Service, LLC(5)	One stop	L + 4.50%		N/A(6)	10/2024	$—	$(5)	—%	$(3)
Maverick Bidco Inc.^*	One stop	L + 6.25%	(c)	9.05%	04/2023	22,753	22,418	2.2	22,753
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	9.05%	04/2023	3,073	3,073	0.3	3,073
Maverick Bidco Inc.	One stop	L + 6.25%	(a)	8.73%	04/2023	33	32	—	33
Ministry Brands, LLC*	Senior loan	L + 4.00%	(a)	6.52%	12/2022	607	605	0.1	607
Ministry Brands, LLC*	Senior loan	L + 4.00%	(a)	6.52%	12/2022	347	346	—	347
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.52%	12/2022	241	237	—	241
MMan Acquisition Co.*	One stop	L + 6.00%	(c)	8.53%	08/2023	12,388	12,245	1.1	11,769
MMan Acquisition Co.	One stop	L + 6.00%	(c)	8.53%	08/2023	100	99	—	95
Net Health Acquisition Corp.^	One stop	L + 5.50%	(a)	8.02%	12/2023	4,861	4,820	0.5	4,861
Net Health Acquisition Corp.^	One stop	L + 5.50%	(a)	8.02%	12/2023	678	673	0.1	678
Net Health Acquisition Corp.	One stop	L + 5.50%		N/A(6)	12/2023	—	—	—	—
Netsmart Technologies, Inc.*	Senior loan	L + 3.75%	(a)	6.27%	04/2023	1,612	1,602	0.2	1,606
Netsmart Technologies, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(6)	—	(1)
Nextech Systems, LLC^	One stop	L + 6.00%	(a)	8.52%	03/2024	12,624	12,583	1.2	12,624
Nextech Systems, LLC	One stop	L + 6.00%		N/A(6)	03/2024	—	—	—	—
Nexus Brands Group, Inc.*(8)(9)	One stop	L + 6.00%	(i)	7.00%	11/2023	4,116	4,075	0.4	4,081
Nexus Brands Group, Inc.^	One stop	L + 6.00%	(c)	8.78%	11/2023	3,811	3,772	0.4	3,811
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.80%	11/2023	1,373	1,367	0.1	1,373
Nexus Brands Group, Inc.	One stop	L + 6.00%	(a)	8.48%	11/2023	34	33	—	34
Nexus Brands Group, Inc.(8)(9)	One stop	L + 6.00%		N/A(6)	11/2023	—	—	—	—
Nexus Brands Group, Inc.(5)(8)(9)	One stop	L + 6.00%		N/A(6)	11/2023	—	(12)	—	(12)
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(14)	—	—
Personify, Inc.*	One stop	L + 5.75%	(c)	8.55%	09/2024	8,418	8,338	0.8	8,334
Personify, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2024	—	(1)	—	(1)
Property Brands, Inc.^	One stop	L + 6.00%	(a)	8.52%	01/2024	9,357	9,259	0.9	9,357
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.52%	01/2024	3,083	3,057	0.3	3,083
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.52%	01/2024	847	838	0.1	847
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(10)	—	—
Quickbase, Inc. ^*	One stop	L + 5.00%	(c)	7.80%	04/2022	35,692	35,211	3.4	35,692
Quickbase, Inc. (5)	One stop	L + 5.00%		N/A(6)	04/2022	—	(2)	—	—
RegEd Aquireco, LLC*	Senior loan	L + 4.25%	(c)	6.72%	12/2024	2,826	2,798	0.3	2,804
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(1)	—	(1)
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(78)	—	(59)
Saba Software, Inc.^*	Senior loan	L + 4.50%	(a)	7.02%	05/2023	29,321	28,956	2.8	29,174
Saba Software, Inc.*	Senior loan	L + 4.50%	(a)	7.02%	05/2023	4,354	4,312	0.4	4,332
Saba Software, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	05/2023	—	(2)	—	(1)
Saldon Holdings, Inc. ^*	Senior loan	L + 4.25%	(a)(c)	6.78%	09/2022	1,130	1,122	0.1	1,130
Telesoft, LLC^	One stop	L + 5.00%	(c)	7.40%	07/2022	5,286	5,248	0.5	5,286
Telesoft, LLC(5)	One stop	L + 5.00%		N/A(6)	07/2022	—	(1)	—	—
TI Intermediate Holdings, LLC*	Senior loan	L + 4.50%	(a)	7.02%	12/2024	1,904	1,885	0.2	1,885
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	7.02%	12/2024	4	3	—	3
Transaction Data Systems, Inc.^*	One stop	L + 5.25%	(a)	7.78%	06/2021	46,018	45,844	4.4	46,018
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.74%	06/2021	65	64	—	65
Trintech, Inc. ^	One stop	L + 6.00%	(c)	8.53%	12/2023	11,954	11,829	1.1	11,954
Trintech, Inc. ^*	One stop	L + 6.00%	(c)	8.53%	12/2023	6,050	5,988	0.6	6,050
Trintech, Inc.	One stop	L + 6.00%	(c)	8.52%	12/2023	50	48	—	50
True Commerce, Inc.^	One stop	L + 5.75%	(c)	8.55%	11/2023	7,090	7,018	0.7	7,090
True Commerce, Inc.(8)(9)	One stop	L + 5.75%	(c)	8.55%	11/2023	2,783	2,755	0.3	2,690
True Commerce, Inc.(8)	One stop	L + 5.75%	(c)	8.55%	11/2023	926	916	0.1	926
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
Upserve, Inc.	One stop	L + 5.50%	(a)	8.02%	07/2023	2,172	2,157	0.2	2,172
Upserve, Inc.	One stop	L + 5.50%		N/A(6)	07/2023	—	—	—	—
Upserve, Inc.(5)	One stop	L + 5.50%		N/A(6)	07/2023	—	(9)	—	—
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(c)	11.15% cash/2.25% PIK	10/2020	1,051	994	0.1	1,051

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Valant Medical Solutions, Inc.	Subordinated debt	N/A		6.00% PIK	02/2020	$189	$189	—%	$283
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(c)	11.15% cash/2.25% PIK	10/2020	10	10	—	10
Velocity Technology Solutions, Inc.^	One stop	L + 6.00%	(c)	8.80%	12/2023	10,398	10,247	1.0	10,398
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
Vendavo, Inc.	One stop	L + 8.50%	(c)	11.21%	10/2022	6,970	6,882	0.7	6,970
Vendavo, Inc.(5)	One stop	L + 8.50%		N/A(6)	10/2022	—	(5)	—	—
Verisys Corporation^	One stop	L + 7.75%	(c)	10.55%	01/2023	4,744	4,696	0.4	4,744
Verisys Corporation(5)	One stop	L + 7.75%		N/A(6)	01/2023	—	(1)	—	—
Workforce Software, LLC	One stop	L + 6.50%	(c)	8.91%	06/2021	24,823	24,691	2.3	24,823
Workforce Software, LLC	One stop	L + 6.50%	(c)	9.21%	06/2021	2,454	2,433	0.2	2,454
Workforce Software, LLC(5)	One stop	L + 6.50%		N/A(6)	06/2021	—	(1)	—	—
						595,457	588,668	56.5	593,601
Ecological
Pace Analytical Services, LLC^*	One stop	L + 5.50%	(a)	8.02%	09/2022	15,027	14,826	1.4	15,027
Pace Analytical Services, LLC^	One stop	L + 5.50%	(a)	8.02%	09/2022	1,397	1,379	0.1	1,397
Pace Analytical Services, LLC^	One stop	L + 5.50%	(a)(c)	8.01%	09/2022	1,126	1,115	0.1	1,126
Pace Analytical Services, LLC^	One stop	L + 5.50%	(a)	8.02%	09/2022	831	822	0.1	831
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	8.02%	09/2022	515	483	0.1	515
Pace Analytical Services, LLC^	One stop	L + 5.50%	(a)	8.02%	09/2022	345	340	—	345
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	8.01%	09/2022	10	8	—	10
Pace Analytical Services, LLC(5)	One stop	L + 5.50%		N/A(6)	09/2022	—	(11)	—	—
WRE Holding Corp.^	Senior loan	L + 5.00%	(a)(f)	7.53%	01/2023	1,309	1,298	0.1	1,309
WRE Holding Corp.	Senior loan	L + 5.00%	(a)(f)	7.53%	01/2023	914	905	0.1	914
WRE Holding Corp.	Senior loan	L + 5.00%	(a)(f)	7.44%	01/2023	254	253	—	254
WRE Holding Corp.	Senior loan	L + 5.00%	(a)(c)(f)	7.52%	01/2023	12	12	—	12
						21,740	21,430	2.0	21,740
Electronics
Appriss Holdings, Inc.^*	One stop	L + 6.25%	(c)	9.05%	05/2022	24,166	23,940	2.3	24,166
Appriss Holdings, Inc.(5)	One stop	L + 6.25%		N/A(6)	05/2022	—	(12)	—	—
Compusearch Software Holdings, Inc.^	Senior loan	L + 4.25%	(c)	7.05%	05/2021	995	994	0.1	995
Diligent Corporation^*	One stop	L + 5.50%	(c)	8.09%	04/2022	31,302	30,750	3.0	31,302
Diligent Corporation^	One stop	L + 5.50%	(c)	8.09%	04/2022	8,779	8,666	0.8	8,779
Diligent Corporation^	One stop	L + 5.50%	(c)	8.09%	04/2022	7,767	7,674	0.7	7,767
Diligent Corporation	One stop	L + 5.50%	(c)	8.28%	04/2022	52	49	—	52
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(35)	—	—
Episerver, Inc.(8)(9)(11)	One stop	L + 6.00%	(a)	6.00%	10/2024	11,408	11,263	1.1	11,270
Episerver, Inc.(11)	One stop	L + 5.75%	(a)	8.27%	10/2024	6,613	6,529	0.6	6,547
Episerver, Inc.(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(3)	—	(2)
Gamma Technologies, LLC^*	One stop	L + 5.50%	(a)	8.02%	06/2024	12,241	12,149	1.2	12,241
Gamma Technologies, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2024	—	(1)	—	—
SEI, Inc.^	Senior loan	L + 5.25%	(a)	7.77%	07/2023	5,938	5,885	0.6	5,938
Sloan Company, Inc., The*	One stop	L + 8.50%	(c)	11.30%	04/2020	3,149	3,133	0.2	2,205
Sloan Company, Inc., The	One stop	L + 8.50%	(c)	11.30%	04/2020	212	212	—	148
Sloan Company, Inc., The	One stop	L + 8.50%	(c)	11.30%	04/2020	51	51	—	36
Sovos Compliance^*	One stop	L + 6.00%	(a)	8.52%	03/2022	32,012	31,669	3.0	32,012
Sovos Compliance^	One stop	L + 6.00%	(a)	8.52%	03/2022	5,359	5,303	0.5	5,359
Sovos Compliance	One stop	L + 6.00%	(a)	8.52%	03/2022	2,553	2,553	0.2	2,553
Sovos Compliance(5)	One stop	L + 6.00%		N/A(6)	03/2022	—	(1)	—	—
Sovos Compliance(5)	One stop	L + 6.00%		N/A(6)	03/2022	—	(33)	—	—
						152,597	150,735	14.3	151,368
Grocery
Teasdale Quality Foods, Inc.^	Senior loan	L + 4.75%	(c)	7.15%	10/2020	115	115	—	110
Teasdale Quality Foods, Inc.*	Senior loan	L + 5.25%	(c)(f)	7.65%	10/2020	76	75	—	72
						191	190	—	182

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare
Active Day, Inc.^	One stop	L + 6.00%	(c)	8.80%	12/2021	$11,379	$11,280	1.0%	$11,038
Active Day, Inc.^	One stop	L + 6.00%	(c)	8.80%	12/2021	878	874	0.1	852
Active Day, Inc.^	One stop	L + 6.00%	(c)	8.80%	12/2021	566	564	0.1	549
Active Day, Inc.^	One stop	L + 6.00%	(c)	8.80%	12/2021	391	389	—	379
Active Day, Inc.	One stop	P + 5.00%	(f)	10.50%	12/2021	50	49	—	49
Acuity Eyecare Holdings, LLC^	One stop	L + 6.75%	(c)	9.40%	03/2022	3,426	3,388	0.3	3,426
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(c)	9.41%	03/2022	3,187	3,156	0.3	3,187
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(c)	9.46%	03/2022	430	399	0.1	430
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%		N/A(6)	03/2022	—	—	—	—
Acuity Eyecare Holdings, LLC(5)	One stop	L + 6.25%		N/A(6)	12/2020	—	(74)	—	—
ADCS Clinics Intermediate Holdings, LLC^*	One stop	L + 5.75%	(a)	8.27%	05/2022	21,627	21,341	2.0	21,627
ADCS Clinics Intermediate Holdings, LLC^	One stop	L + 5.75%	(a)	8.27%	05/2022	107	106	—	107
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(a)	8.27%	05/2022	83	82	—	83
ADCS Clinics Intermediate Holdings, LLC^	One stop	L + 5.75%	(a)	8.27%	05/2022	31	31	—	31
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	(f)	10.25%	05/2022	25	24	—	25
Advanced Pain Management Holdings, Inc.*(7)	Senior loan	L + 5.00%	(a)	7.52%	02/2019	5,593	5,593	0.3	2,796
Advanced Pain Management Holdings, Inc.*(7)	Senior loan	L + 5.00%	(a)	7.52%	02/2019	383	382	—	191
Advanced Pain Management Holdings, Inc.(7)	Senior loan	L + 5.00%		N/A(6)	02/2019	—	—	—	—
Agilitas USA, Inc.^	One stop	L + 5.50%	(c)	7.90%	04/2022	1,951	1,938	0.2	1,951
Agilitas USA, Inc.	One stop	L + 5.50%	(c)	7.90%	04/2022	10	10	—	10
Agilitas USA, Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(11)	—	—
Apothecary Products, LLC^*	Senior loan	L + 4.25%	(d)	6.77%	07/2023	3,294	3,252	0.3	3,294
Apothecary Products, LLC(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(7)	—	—
Aris Teleradiology Company, LLC*(7)	Senior loan	L + 5.50%	(c)	8.30%	03/2021	2,500	2,486	0.1	1,036
Aris Teleradiology Company, LLC(7)	Senior loan	L + 5.50%	(c)(d)	8.10%	03/2021	296	296	—	65
BIO18 Borrower, LLC*	One stop	L + 5.50%	(b)	8.12%	11/2024	4,030	3,981	0.4	3,990
BIO18 Borrower, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2024	—	(1)	—	(1)
BIO18 Borrower, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2024	—	(56)	—	(46)
BIOVT, LLC^	One stop	L + 5.75%	(a)	8.27%	01/2021	16,314	16,195	1.5	16,151
BIOVT, LLC	One stop	L + 5.75%	(a)	8.27%	01/2021	1,949	1,931	0.2	1,929
BIOVT, LLC(5)	One stop	L + 5.75%		N/A(6)	01/2021	—	(1)	—	(1)
BIOVT, LLC(5)	One stop	L + 5.75%		N/A(6)	01/2021	—	(26)	—	(29)
CLP Healthcare Services, Inc.^	Senior loan	L + 5.50%	(a)	8.02%	12/2020	924	919	0.1	924
CRH Healthcare Purchaser, Inc.*	Senior loan	L + 4.50%	(c)	7.30%	12/2024	5,851	5,793	0.5	5,792
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	(2)
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2020	—	(38)	—	(39)
DCA Investment Holding, LLC^*	One stop	L + 5.25%	(c)	8.05%	07/2021	14,415	14,334	1.4	14,415
DCA Investment Holding, LLC^*	One stop	L + 5.25%	(c)	8.05%	07/2021	13,450	13,351	1.3	13,450
DCA Investment Holding, LLC^	One stop	L + 5.25%	(c)	8.05%	07/2021	6,026	5,962	0.6	6,026
DCA Investment Holding, LLC	One stop	L + 5.25%	(a)(c)	7.92%	07/2021	3,169	3,060	0.3	3,169
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	8.05%	07/2021	2,408	2,378	0.2	2,408
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	8.05%	07/2021	151	150	—	151
DCA Investment Holding, LLC	One stop	P + 4.25%	(f)	9.75%	07/2021	99	91	—	99
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	8.05%	07/2021	47	47	—	47
Deca Dental Management LLC	One stop	L + 6.00%	(c)	8.80%	07/2020	7,423	7,334	0.7	7,423
Deca Dental Management LLC^	One stop	L + 6.00%	(a)(c)	8.67%	07/2020	903	894	0.1	903
Deca Dental Management LLC*	One stop	L + 6.00%	(c)	8.80%	12/2021	650	644	0.1	650
Deca Dental Management LLC	One stop	L + 6.00%	(a)	8.52%	07/2020	8	7	—	8
Deca Dental Management LLC(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(14)	—	—
Dental Holdings Corporation^	One stop	L + 5.50%	(c)	8.03%	02/2020	3,178	3,162	0.3	3,178
Dental Holdings Corporation	One stop	L + 5.50%	(c)	8.03%	02/2020	505	502	0.1	505
Dental Holdings Corporation	One stop	L + 5.50%	(c)(f)	7.90%	02/2020	98	96	—	98
Elite Dental Partners LLC^	One stop	L + 5.25%	(a)	7.77%	06/2023	2,009	1,982	0.2	2,009

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Elite Dental Partners LLC*	One stop	L + 5.25%	(a)	7.77%	06/2023	$1,574	$1,560	0.1%	$1,574
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.77%	06/2023	1,509	1,496	0.1	1,509
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.77%	06/2023	43	42	—	43
Elite Dental Partners LLC(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(155)	—	—
ERG Buyer, LLC^	One stop	L + 5.50%	(c)	8.30%	05/2024	6,326	6,241	0.6	6,073
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(2)	—	(6)
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(140)	—	(415)
eSolutions, Inc.^*	One stop	L + 6.50%	(a)	9.02%	03/2022	29,342	29,121	2.8	29,342
eSolutions, Inc.(5)	One stop	L + 6.50%		N/A(6)	03/2022	—	(1)	—	—
Excelligence Learning Corporation^	One stop	L + 6.00%	(a)	8.52%	04/2023	5,844	5,822	0.5	5,494
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	9.05%	05/2023	10,362	10,229	1.0	10,155
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	9.05%	05/2023	7,437	7,306	0.7	7,289
Eyecare Services Partners Holdings LLC^	One stop	L + 6.25%	(c)	9.05%	05/2023	6,663	6,663	0.6	6,529
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	9.05%	05/2023	2,224	2,224	0.2	2,180
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	9.05%	05/2023	1,438	1,438	0.1	1,409
Eyecare Services Partners Holdings LLC^	One stop	L + 6.25%	(c)	9.05%	05/2023	1,079	1,079	0.1	1,058
Eyecare Services Partners Holdings LLC^	One stop	L + 6.25%	(c)	9.05%	05/2023	951	951	0.1	932
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	9.05%	05/2023	614	478	0.1	602
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	9.05%	05/2023	459	365	0.1	449
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	9.03%	05/2023	200	197	—	196
G & H Wire Company, Inc.^	One stop	L + 5.75%	(b)	8.37%	09/2023	1,101	1,093	0.1	1,101
G & H Wire Company, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2022	—	(1)	—	—
Immucor, Inc. *	Senior loan	L + 5.00%	(c)	7.80%	06/2021	2,029	2,010	0.2	2,000
Katena Holdings, Inc.^	One stop	L + 5.50%	(c)	8.30%	06/2021	4,463	4,435	0.4	4,463
Katena Holdings, Inc.^	One stop	L + 5.50%	(c)	8.30%	06/2021	436	433	0.1	436
Katena Holdings, Inc.^	One stop	L + 5.50%	(c)	8.30%	06/2021	300	297	—	300
Katena Holdings, Inc.(5)	One stop	L + 5.50%		N/A(6)	06/2021	—	(1)	—	—
Lombart Brothers, Inc.^	One stop	L + 6.75%	(c)	9.55%	04/2022	4,680	4,608	0.4	4,680
Lombart Brothers, Inc.^(8)	One stop	L + 6.75%	(c)	9.55%	04/2022	1,531	1,507	0.1	1,531
Lombart Brothers, Inc.	One stop	P + 5.50%	(f)	11.00%	04/2022	33	32	—	33
Lombart Brothers, Inc.(8)	One stop	P + 5.50%	(f)	11.00%	04/2022	3	3	—	3
Maverick Healthcare Group, LLC*	Senior loan	L + 7.50%	(a)	8.02% cash/2.00% PIK	04/2017	409	409	—	409
MD Now Holdings, Inc.*	One stop	L + 5.25%	(c)	8.05%	08/2024	7,052	6,986	0.7	7,052
MD Now Holdings, Inc.(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	—
MD Now Holdings, Inc.(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(19)	—	—
MWD Management, LLC & MWD Services, Inc.^	One stop	L + 5.25%	(c)	8.05%	06/2023	4,370	4,370	0.4	4,370
MWD Management, LLC & MWD Services, Inc.^	One stop	L + 5.25%	(c)	8.05%	06/2023	1,292	1,280	0.1	1,292
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2022	—	(1)	—	—
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(68)	—	—
Oliver Street Dermatology Holdings, LLC^*	One stop	L + 6.25%	(c)	9.05%	05/2022	8,694	8,586	0.8	8,694
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	9.05%	05/2022	1,880	1,864	0.2	1,880
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	9.05%	05/2022	1,349	1,336	0.1	1,349
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	9.05%	05/2022	1,192	1,182	0.1	1,192
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	9.05%	05/2022	1,041	1,031	0.1	1,041
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	9.05%	05/2022	1,037	1,029	0.1	1,037
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	9.05%	05/2022	808	801	0.1	808
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	9.05%	05/2022	700	695	0.1	700
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	9.05%	05/2022	432	428	0.1	432
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.25%	(c)(f)	9.34%	05/2022	82	80	—	82
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	9.05%	05/2022	46	45	—	46
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	9.05%	05/2022	41	41	—	41
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	9.05%	05/2022	32	32	—	32
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	9.05%	05/2022	30	29	—	30
Oliver Street Dermatology Holdings, LLC(5)	One stop	L + 6.25%		N/A(6)	05/2022	—	(6)	—	—

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	9.27%	11/2023	$2,831	$2,798	0.3%	$2,831
ONsite Mammography, LLC	One stop	L + 6.75%	(c)(d)	9.44%	11/2023	427	414	0.1	427
ONsite Mammography, LLC	One stop	L + 6.75%	(d)	9.62%	11/2023	4	3	—	4
Pinnacle Treatment Centers, Inc.^	One stop	L + 5.75%	(c)	8.28%	08/2021	9,625	9,524	0.9	9,625
Pinnacle Treatment Centers, Inc.*	One stop	L + 5.75%	(a)	8.26%	08/2021	357	353	—	357
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.28%	08/2021	55	54	—	55
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.28%	08/2021	42	41	—	42
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(b)(c)	8.28%	08/2021	23	22	—	23
Pinnacle Treatment Centers, Inc.(5)	One stop	L + 5.75%		N/A(6)	08/2021	—	(14)	—	—
PPT Management Holdings, LLC*	One stop	L + 7.50%	(a)	9.85%	12/2022	12,660	12,486	1.0	10,745
PPT Management Holdings, LLC	One stop	L + 7.50%	(a)	9.85%	12/2022	146	146	—	124
PPT Management Holdings, LLC	One stop	L + 7.50%	(a)	9.85%	12/2022	86	86	—	73
PPT Management Holdings, LLC	One stop	L + 7.50%	(a)	9.85%	12/2022	42	34	—	34
PPT Management Holdings, LLC(5)	One stop	L + 7.50%	(a)	9.85%	12/2022	8	5	—	(24)
Pyramid Healthcare, Inc.*	One stop	L + 6.50%	(c)	9.03%	08/2020	326	323	—	322
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(a)	9.02%	08/2020	70	67	—	67
Riverchase MSO, LLC^	Senior loan	L + 5.75%	(c)	8.55%	10/2022	4,878	4,830	0.5	4,878
Riverchase MSO, LLC	Senior loan	L + 5.75%	(c)	8.51%	10/2022	56	56	—	56
RXH Buyer Corporation^*	One stop	L + 5.75%	(c)	8.55%	09/2021	10,992	10,892	1.0	10,992
RXH Buyer Corporation^	One stop	L + 5.75%	(c)	8.55%	09/2021	1,244	1,239	0.1	1,244
RXH Buyer Corporation	One stop	P + 4.75%	(c)(f)	9.51%	09/2021	92	90	—	92
SLMP, LLC	One stop	L + 6.00%	(a)	8.52%	05/2023	5,583	5,517	0.5	5,583
SLMP, LLC^	One stop	L + 6.00%	(a)	8.52%	05/2023	4,689	4,635	0.4	4,689
SLMP, LLC	Subordinated debt	N/A		7.50% PIK	05/2027	117	117	—	117
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(9)	—	—
Spear Education, LLC^	One stop	L + 6.00%	(c)	8.50%	08/2019	3,459	3,455	0.3	3,459
Spear Education, LLC	One stop	L + 6.00%	(c)	8.34%	08/2019	178	177	—	178
Spear Education, LLC	One stop	L + 6.00%		N/A(6)	08/2019	—	—	—	—
Summit Behavioral Healthcare, LLC^	Senior loan	L + 4.75%	(c)	7.46%	10/2023	2,395	2,375	0.2	2,395
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	7.50%	10/2023	118	111	—	118
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(b)(c)	7.44%	10/2023	19	18	—	19
WHCG Management, LLC^	Senior loan	L + 5.00%	(c)	7.80%	03/2023	3,940	3,905	0.4	3,861
WHCG Management, LLC	Senior loan	L + 5.00%	(c)	7.75%	03/2023	100	99	—	98
WHCG Management, LLC(5)	Senior loan	L + 5.00%		N/A(6)	03/2023	—	(19)	—	—
WIRB-Copernicus Group, Inc.^	Senior loan	L + 4.25%	(a)	6.77%	08/2022	10,901	10,839	1.0	10,901
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(1)	—	—
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(19)	—	—
						336,405	332,331	30.8	327,165
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC*	Senior loan	L + 4.50%	(a)	7.02%	02/2022	549	548	0.1	547
CST Buyer Company	One stop	L + 5.00%	(a)	7.52%	03/2023	3,038	2,972	0.3	3,038
CST Buyer Company(5)	One stop	L + 5.00%		N/A(6)	03/2023	—	(1)	—	—
Plano Molding Company, LLC*	One stop	L + 7.50%	(a)	9.98%	05/2021	4,838	4,794	0.4	4,451
						8,425	8,313	0.8	8,036
Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC^	One stop	L + 5.00%	(a)	7.52%	06/2022	6,313	6,234	0.6	6,313
Aimbridge Hospitality, LLC^	One stop	L + 5.00%	(a)	7.52%	06/2022	4,981	4,920	0.5	4,981
Aimbridge Hospitality, LLC^	One stop	L + 5.00%	(a)	7.52%	06/2022	1,052	1,038	0.1	1,052
Aimbridge Hospitality, LLC	One stop	L + 5.00%	(a)	7.52%	06/2022	61	58	—	61
Aimbridge Hospitality, LLC(5)	One stop	L + 5.00%		N/A(6)	06/2022	—	(1)	—	—
						12,407	12,249	1.2	12,407

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Captive Resources Midco, LLC^	One stop	L + 5.75%	(a)	8.27%	12/2021	$12,296	$12,162	1.2%	$12,296
Captive Resources Midco, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2021	—	(3)	—	—
Captive Resources Midco, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2021	—	(11)	—	—
Integrity Marketing Acquisition, LLC*	Senior loan	L + 4.25%	(c)	6.96%	11/2025	1,522	1,514	0.1	1,514
Integrity Marketing Acquisition, LLC(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(2)	—	(2)
Internet Pipeline, Inc.^	One stop	L + 4.75%	(a)	7.28%	08/2022	10,224	10,094	1.0	10,224
Internet Pipeline, Inc.^	One stop	L + 4.75%	(a)	7.28%	08/2022	4,394	4,354	0.4	4,394
Internet Pipeline, Inc.(8)(9)	One stop	L + 4.75%	(a)	7.28%	08/2022	3,523	3,481	0.3	3,357
Internet Pipeline, Inc.^	One stop	L + 4.75%	(a)	7.28%	08/2022	1,664	1,648	0.2	1,664
Internet Pipeline, Inc.	One stop	L + 4.75%		N/A(6)	08/2021	—	—	—	—
Orchid Underwriters Agency, LLC*	Senior loan	L + 4.50%	(c)	7.38%	12/2024	1,872	1,853	0.2	1,853
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Orchid Underwriters Agency, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(9)	—	(9)
RSC Acquisition, Inc.^*	Senior loan	L + 4.25%	(c)(f)	7.05%	11/2022	28,810	28,673	2.7	28,810
RSC Acquisition, Inc.	Senior loan	L + 4.25%	(c)	7.05%	11/2021	31	31	—	31
RSC Acquisition, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(26)	—	—
						64,336	63,759	6.1	64,132
Leisure, Amusement, Motion Pictures, Entertainment
NFD Operating, LLC^	One stop	L + 7.00%	(a)(c)	9.35%	06/2021	2,142	2,126	0.2	2,142
NFD Operating, LLC	One stop	L + 7.00%		N/A(6)	06/2021	—	—	—	—
PADI Holdco, Inc.*(8)(9)	One stop	E + 5.75%	(g)	5.75%	04/2023	12,474	12,474	1.1	11,968
PADI Holdco, Inc.^	One stop	L + 5.75%	(a)	8.28%	04/2023	12,605	12,455	1.2	12,605
PADI Holdco, Inc.(5)	One stop	L + 5.75%		N/A(6)	04/2022	—	(1)	—	—
Self Esteem Brands, LLC^	Senior loan	L + 4.75%	(a)	7.27%	02/2020	8,451	8,423	0.8	8,451
Sunshine Sub, LLC^	One stop	L + 4.75%	(a)	7.27%	05/2024	5,455	5,356	0.5	5,455
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(37)	—	—
Teaching Company, The^	One stop	L + 4.75%	(c)	7.35%	07/2023	7,023	6,993	0.7	7,023
Teaching Company, The(5)	One stop	L + 4.75%		N/A(6)	07/2023	—	(1)	—	—
Titan Fitness, LLC^	One stop	L + 6.50%	(a)(c)	8.85%	06/2021	1,928	1,928	0.2	1,928
Titan Fitness, LLC^	One stop	L + 6.50%	(a)(c)	8.85%	06/2021	291	290	—	291
Titan Fitness, LLC^	One stop	L + 6.50%	(a)(c)	8.85%	06/2021	255	255	—	255
Titan Fitness, LLC^	One stop	L + 6.50%	(a)(c)	8.85%	06/2021	138	137	—	138
Titan Fitness, LLC	One stop	L + 6.50%		N/A(6)	06/2021	—	—	—	—
WBZ Investment LLC*	One stop	L + 5.50%	(a)	7.93%	09/2024	3,454	3,422	0.3	3,454
WBZ Investment LLC	One stop	L + 5.50%	(c)	8.31%	09/2024	20	19	—	20
WBZ Investment LLC(5)	One stop	L + 5.50%		N/A(6)	09/2024	—	(26)	—	—
						54,236	53,812	5.0	53,730
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*	One stop	L + 10.00%	(a)	10.52% cash/2.00% PIK	05/2019	183	183	—	183
Benetech, Inc.	One stop	P + 8.75%	(a)(f)	11.87% cash/2.00% PIK	05/2019	7	7	—	7
						190	190	—	190
Oil and Gas
Drilling Info Holdings, Inc.^	Senior loan	L + 4.25%	(a)	6.77%	07/2025	15,203	15,022	1.4	15,203
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(2)	—	—
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(40)	—	—
						15,203	14,980	1.4	15,203

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	(c)	8.30%	11/2021	$4,811	$4,787	0.5%	$4,763
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	8.30%	11/2022	3,019	2,989	0.3	2,989
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	(c)	8.30%	11/2021	420	418	—	416
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	(c)	8.30%	11/2021	295	293	—	292
Georgica Pine Clothiers, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2021	—	(1)	—	(1)
IMPLUS Footcare, LLC^*	One stop	L + 6.75%	(c)	9.55%	04/2021	13,089	13,016	1.2	13,089
IMPLUS Footcare, LLC^	One stop	L + 6.75%	(c)	9.55%	04/2021	2,305	2,292	0.2	2,305
IMPLUS Footcare, LLC	One stop	L + 6.75%	(c)	9.55%	04/2021	698	689	0.1	698
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.46%	09/2020	3,112	3,101	0.3	3,112
Massage Envy, LLC	One stop	L + 6.75%	(c)(f)	9.54%	09/2020	152	151	—	152
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.50%	09/2020	113	112	—	113
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.45%	09/2020	99	98	—	99
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.55%	09/2020	98	98	—	98
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.50%	09/2020	94	93	—	94
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.51%	09/2020	90	89	—	90
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.51%	09/2020	70	70	—	70
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.45%	09/2020	45	45	—	45
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.54%	09/2020	30	30	—	30
Massage Envy, LLC	One stop	L + 6.75%	(c)(f)	9.58%	09/2020	25	21	—	25
Massage Envy, LLC	One stop	L + 6.75%		N/A(6)	09/2020	—	—	—	—
Orthotics Holdings, Inc.^	One stop	L + 5.50%	(a)	8.02%	02/2020	3,647	3,632	0.3	3,647
Orthotics Holdings, Inc.^(8)	One stop	L + 5.50%	(a)	8.02%	02/2020	598	595	0.1	598
Orthotics Holdings, Inc.(8)	One stop	L + 5.50%		N/A(6)	02/2020	—	—	—	—
Orthotics Holdings, Inc.(5)	One stop	L + 5.50%		N/A(6)	02/2020	—	(2)	—	—
						32,810	32,616	3.0	32,724
Personal, Food and Miscellaneous Services
Captain D's, LLC^	Senior loan	L + 4.50%	(c)	7.30%	12/2023	2,213	2,194	0.2	2,213
Captain D's, LLC	Senior loan	P + 3.50%	(a)(f)	8.15%	12/2023	9	9	—	9
Clarkson Eyecare LLC^*	One stop	L + 6.25%	(c)	8.77%	04/2021	43,393	43,071	4.1	43,393
Clarkson Eyecare LLC	One stop	L + 6.25%	(a)	8.60%	04/2021	1,246	1,237	0.1	1,246
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.77%	04/2021	257	253	—	257
Community Veterinary Partners, LLC^	One stop	L + 5.50%	(c)	8.30%	10/2021	1,940	1,936	0.2	1,940
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	8.30%	10/2021	767	767	0.1	767
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	8.30%	10/2021	578	578	0.1	578
Community Veterinary Partners, LLC^	One stop	L + 5.50%	(c)	8.30%	10/2021	515	515	0.1	515
Community Veterinary Partners, LLC^	One stop	L + 5.50%	(c)	8.30%	10/2021	99	97	—	99
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	8.30%	10/2021	45	6	—	45
Community Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2021	—	(22)	—	—
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)(c)	7.38%	08/2023	658	601	0.1	658
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	7.25%	08/2023	150	148	—	150
Imperial Optical Midco Inc.	One stop	L + 4.75%		N/A(6)	08/2023	—	—	—	—
PPV Intermediate Holdings II, LLC	One stop	P + 4.00%	(f)	9.50%	05/2023	32	31	—	32
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	19	19	—	19
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2020	—	(65)	—	—
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.98%	01/2023	59	59	—	59
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.03%	01/2023	70	56	—	70
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.13%	01/2023	5	5	—	5
Southern Veterinary Partners, LLC^	One stop	L + 5.50%	(a)	8.02%	05/2025	3,598	3,565	0.3	3,598
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	8.02%	05/2025	2,171	2,151	0.2	2,171
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	8.02%	05/2025	1,911	1,894	0.2	1,911
Southern Veterinary Partners, LLC^	One stop	L + 5.50%	(a)	8.02%	05/2025	1,569	1,546	0.1	1,569
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	8.02%	05/2025	1,189	1,178	0.1	1,189
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	8.02%	05/2025	1,108	1,072	0.1	1,108
Southern Veterinary Partners, LLC^	One stop	L + 5.50%	(a)	8.02%	05/2025	1,036	1,027	0.1	1,036

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services - (continued)
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	8.02%	05/2025	$851	$843	0.1%	$851
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	8.02%	05/2025	775	740	0.1	775
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)(c)	8.01%	05/2023	54	53	—	54
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(66)	—	—
Veterinary Specialists of North America, LLC^	One stop	L + 5.50%	(a)(c)	7.97%	07/2021	3,804	3,778	0.4	3,804
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(a)(b)	8.07%	07/2021	501	497	0.1	501
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(a)	8.02%	07/2021	463	459	0.1	463
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(a)	8.02%	07/2021	419	415	0.1	419
Veterinary Specialists of North America, LLC^	One stop	L + 5.50%	(a)	8.02%	07/2021	228	227	—	228
Veterinary Specialists of North America, LLC^	One stop	L + 5.50%	(a)	8.02%	07/2021	88	88	—	88
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(a)	8.01%	07/2021	35	34	—	35
Veterinary Specialists of North America, LLC^	One stop	L + 5.50%	(a)	8.02%	07/2021	33	32	—	33
Veterinary Specialists of North America, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2021	—	(2)	—	—
Wetzel's Pretzels, LLC^	One stop	L + 6.75%	(a)	9.27%	09/2021	8,268	8,195	0.8	8,268
Wetzel's Pretzels, LLC	One stop	L + 6.75%	(a)	9.27%	09/2021	19	19	—	19
						80,175	79,240	7.8	80,175
Printing and Publishing
Brandmuscle, Inc.^	Senior loan	L + 5.00%	(c)	7.80%	12/2021	531	528	0.1	534
Messenger, LLC*	One stop	L + 6.00%	(a)(f)	8.51%	08/2023	3,917	3,880	0.4	3,917
Messenger, LLC	One stop	L + 6.00%		N/A(6)	08/2023	—	—	—	—
						4,448	4,408	0.5	4,451
Retail Stores
Batteries Plus Holding Corporation^	One stop	L + 6.75%	(a)	9.27%	07/2022	11,350	11,231	1.1	11,350
Batteries Plus Holding Corporation(5)	One stop	L + 6.75%		N/A(6)	07/2022	—	(1)	—	—
Boot Barn, Inc.*	Senior loan	L + 4.50%	(c)	7.31%	06/2021	206	202	—	206
Cycle Gear, Inc.^*	One stop	L + 4.50%	(c)	6.90%	01/2021	7,540	7,450	0.7	7,540
Cycle Gear, Inc.	One stop	L + 4.50%	(a)(c)	7.21%	01/2021	837	824	0.1	837
Cycle Gear, Inc.^	One stop	L + 4.50%	(c)	6.90%	01/2021	703	700	0.1	703
DTLR, Inc.^*	One stop	L + 6.50%	(c)	9.06%	08/2022	19,458	19,245	1.8	19,458
Feeders Supply Company, LLC^	One stop	L + 5.75%	(a)	8.27%	04/2021	4,479	4,452	0.4	4,479
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	63	63	—	63
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
Jet Equipment & Tools Ltd.*(8)(9)(12)	One stop	L + 5.75%	(a)	8.03%	11/2024	9,791	9,672	0.9	9,300
Jet Equipment & Tools Ltd.*(8)(12)	One stop	L + 5.75%	(c)	8.55%	11/2024	2,327	2,304	0.2	2,304
Jet Equipment & Tools Ltd.(5)(8)(9)(12)	One stop	L + 5.75%		N/A(6)	11/2024	—	(2)	—	(1)
Marshall Retail Group LLC, The^	One stop	L + 6.00%	(c)	8.40%	08/2020	3,124	3,124	0.3	3,124
Marshall Retail Group LLC, The	One stop	P + 4.75%	(f)	10.25%	08/2019	115	115	—	115
Mills Fleet Farm Group LLC^*	One stop	L + 6.25%	(a)	8.77%	10/2024	37,030	36,408	3.5	37,030
Pet Holdings ULC^*(8)(12)	One stop	L + 5.50%	(c)	7.90%	07/2022	32,596	32,399	3.1	32,596
Pet Holdings ULC^(8)(12)	One stop	L + 5.50%	(c)	7.90%	07/2022	130	128	—	130
Pet Holdings ULC(5)(8)(12)	One stop	L + 5.50%		N/A(6)	07/2022	—	(2)	—	—
Pet Supplies Plus, LLC*	Senior loan	L + 4.50%	(c)	7.28%	12/2024	7,678	7,602	0.7	7,601
Pet Supplies Plus, LLC	Senior loan	P + 3.50%	(f)	9.00%	12/2023	28	27	—	27
PetPeople Enterprises, LLC^	One stop	L + 5.00%	(a)	7.53%	09/2023	2,343	2,320	0.2	2,343
PetPeople Enterprises, LLC	One stop	L + 5.00%	(a)	7.52%	09/2023	15	15	—	15
PetPeople Enterprises, LLC(5)	One stop	L + 5.00%		N/A(6)	09/2023	—	(2)	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC*	One stop	L + 5.50%	(c)	8.03%	10/2024	2,232	2,210	0.2	2,209
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2024	—	—	—	(1)
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2024	—	(15)	—	(16)
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2024	—	(19)	—	(20)
						142,045	140,450	13.3	141,392
Telecommunications
NetMotion Wireless Holdings, Inc.^	One stop	L + 6.25%	(c)	9.05%	10/2021	6,324	6,250	0.6	6,324
NetMotion Wireless Holdings, Inc.(5)	One stop	L + 6.25%		N/A(6)	10/2021	—	(1)	—	—
						6,324	6,249	0.6	6,324

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles and Leather
SHO Holding I Corporation^	Senior loan	L + 5.00%	(c)	7.53%	10/2022	$1,893	$1,867	0.2%	$1,817
SHO Holding I Corporation	Senior loan	L + 4.00%	(c)	6.44%	10/2021	15	15	—	13
						1,908	1,882	0.2	1,830
Utilities
Arcos, LLC^	One stop	L + 6.00%	(c)	8.8%	02/2021	3294	3278	0.3	3294
Arcos, LLC	One stop	L + 6.00%		N/A(6)	02/2021	—	—	—	—
						3,294	3,278	0.3	3,294

Total non-controlled/non-affiliate company debt investments						$1,798,116	$1,777,891	168.5%	$1,780,301

Equity investments(12)(13)
Aerospace and Defense
Whitcraft LLC	Common stock	N/A		N/A	N/A	7	$688	0.1%	$1,166

Automobile
Grease Monkey International, LLC	LLC units	N/A		N/A	N/A	448	448	0.1	720
Polk Acquisition Corp.	LP interest	N/A		N/A	N/A	4	401	—	172
Quick Quack Car Wash Holdings, LLC	LLC units	N/A		N/A	N/A	—	248	—	248
							1,097	0.1	1,140
Beverage, Food and Tobacco
Cafe Rio Holding, Inc.	Common stock	N/A		N/A	N/A	3	283	—	349
Global ID Corporation	LLC interest	N/A		N/A	N/A	2	240	—	320
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	17	84	—	73
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	8	24	—	21
Mendocino Farms, LLC	Common stock	N/A		N/A	N/A	157	690	0.1	668
Purfoods, LLC	LLC interest	N/A		N/A	N/A	355	355	0.1	555
Wood Fired Holding Corp.	LLC units	N/A		N/A	N/A	232	232	—	232
Wood Fired Holding Corp.	LLC units	N/A		N/A	N/A	232	—	—	—
							1,908	0.2	2,218
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A		N/A	N/A	—	40	—	31
Flexan, LLC	Common stock	N/A		N/A	N/A	—	—	—	—
Inhance Technologies Holdings LLC	LLC units	N/A		N/A	N/A	—	80	—	80
							120	—	111
Diversified/Conglomerate Manufacturing
Inventus Power, Inc.	Preferred stock	N/A		N/A	N/A	—	259	—	—
Inventus Power, Inc.	LLC units	N/A		N/A	N/A	—	38	—	37
Inventus Power, Inc.	Common stock	N/A		N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A		N/A	N/A	—	242	0.1	576
							539	0.1	613

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A	N/A	N/A	374	$374	0.1%	$381
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	30	152	—	231
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	1	1,326	0.1	1,382
Caliper Software, Inc.	Common stock	N/A	N/A	N/A	117	117	—	117
Centrify Corporation	LP interest	N/A	N/A	N/A	—	400	0.1	400
Centrify Corporation	LP interest	N/A	N/A	N/A	141	—	—	—
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	39	247	—	248
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	35	46	—	81
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	1	106	—	131
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	84	84	—	117
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	67	11	—	67
GS Acquisitionco, Inc.	LP interest	N/A	N/A	N/A	1	117	—	172
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	165	—	196
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	164	60	—	66
Hydraulic Authority III Limited(8)(9)(10)	Preferred stock	N/A	N/A	N/A	151	192	—	192
Hydraulic Authority III Limited(8)(9)(10)	Common stock	N/A	N/A	N/A	3	—	—	—
Kareo, Inc.	Warrant	N/A	N/A	N/A	29	203	—	2
Kareo, Inc.	Preferred stock	N/A	N/A	N/A	1	5	—	6
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	1	597	0.1	630
MMan Acquisition Co.	LP interest	N/A	N/A	N/A	334	334	—	123
MMan Acquisition Co.	Preferred stock	N/A	N/A	N/A	—	26	—	27
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	—	436	0.1	452
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	236	—	274
Personify, Inc.	LLC units	N/A	N/A	N/A	342	342	—	339
Pride Midco, Inc.	Preferred stock	N/A	N/A	N/A	1	1,256	0.1	1,306
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	399	0.1	488
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	99	4	—	82
Property Brands, Inc.	Preferred stock	N/A	N/A	N/A	34	345	0.1	393
Quickbase, Inc.	Common stock	N/A	N/A	N/A	615	—	0.2	1,773
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	—	157	—	157
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	2	—	—	—
Valant Medical Solutions, Inc.	Warrant	N/A	N/A	N/A	6	86	—	47
Verisys Corporation	LLC interest	N/A	N/A	N/A	318	318	—	239
Workforce Software, LLC	LLC units	N/A	N/A	N/A	1,373	1,373	0.1	1,519
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	232	212	—	211
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	41	33	—	16
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	10	10	—	12
						9,769	1.1	11,877
Ecological
Pace Analytical Services, LLC	Common stock	N/A	N/A	N/A	3	302	—	296

Electronics
Diligent Corporation	Preferred stock	N/A	N/A	N/A	359	4	0.1	1,438
Episerver, Inc.	Common stock	N/A	N/A	N/A	40	404	0.1	404
SEI, Inc.	LLC units	N/A	N/A	N/A	207	161	0.1	378
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	74	—	—
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	7	—	—
						650	0.3	2,220

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	$529	—%	$317
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	796	852	0.1	915
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	596	0.1	432
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	—
BIO18 Borrower, LLC	LLC interest	N/A	N/A	N/A	105	548	0.1	548
BIOVT, LLC	LLC units	N/A	N/A	N/A	—	360	0.1	631
CRH Healthcare Purchaser, Inc.	LP interest	N/A	N/A	N/A	228	228	—	228
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	5,253	525	0.1	681
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	53	5	—	12
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	651	651	0.1	674
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	394	370	—	239
Elite Dental Partners LLC	Common stock	N/A	N/A	N/A	—	426	0.1	474
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	81	—	109
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	—	—	16
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	—	418	—	213
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	4	4	—	—
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	304	—	198
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	3	—	—
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	187	188	—	138
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	205	—	175
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	1	146	—	175
MD Now Holdings, Inc.	LLC units	N/A	N/A	N/A	8	78	—	78
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	230	230	—	155
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	218	218	—	286
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	226	—	267
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	17
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	4	443	—	234
SLMP, LLC	LLC interest	N/A	N/A	N/A	378	378	—	417
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	86	—	60
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	—	—	—
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	314	—	105
						8,420	0.7	7,794
Insurance
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	153	—	209
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	93	2	0.1	367
Orchid Underwriters Agency, LLC	LP interest	N/A	N/A	N/A	42	42	—	42
						197	0.1	618
Leisure, Amusement, Motion Pictures, Entertainment
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	1	539	0.1	602
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	36	56	—	56
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	25	38	—	38
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	20	31	—	31
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	18	27	—	27
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	8	12	—	12
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	1	1	—	1
						704	0.1	767
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	LLC interest	N/A	N/A	N/A	2	—	—	—
Benetech, Inc.	LLC interest	N/A	N/A	N/A	2	—	—	1
						—	—	1
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC(15)	LLC units	N/A	N/A	N/A	9	91	—	114

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC interest	N/A		N/A	N/A	88	$88	—%	$70
Clarkson Eyecare LLC	LLC units	N/A		N/A	N/A	—	86	—	182
Community Veterinary Partners, LLC	Common stock	N/A		N/A	N/A	2	210	0.1	290
PPV Intermediate Holdings II, LLC	LLC interest	N/A		N/A	N/A	160	160	—	180
Ruby Slipper Cafe LLC, The	LLC units	N/A		N/A	N/A	19	186	—	222
Southern Veterinary Partners, LLC	LLC units	N/A		N/A	N/A	—	282	0.1	446
Southern Veterinary Partners, LLC	LLC units	N/A		N/A	N/A	83	3	—	56
Veterinary Specialists of North America, LLC	LLC units	N/A		N/A	N/A	—	56	—	112
Wetzel's Pretzels, LLC	Common stock	N/A		N/A	N/A	—	149	—	202
							1,220	0.2	1,760
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A		N/A	N/A	—	207	—	139

Retail Stores
Batteries Plus Holding Corporation	LP interest	N/A		N/A	N/A	5	505	0.1	802
Cycle Gear, Inc.	LLC units	N/A		N/A	N/A	8	111	—	212
Elite Sportswear, L.P.	LLC interest	N/A		N/A	N/A	—	73	—	10
Feeders Supply Company, LLC	Preferred stock	N/A		N/A	N/A	2	179	—	229
Feeders Supply Company, LLC	Common stock	N/A		N/A	N/A	—	—	—	32
Jet Equipment & Tools Ltd.(8)(9)(12)	LLC units	N/A		N/A	N/A	1	384	0.1	485
Pet Holdings ULC(8)(12)	LP interest	N/A		N/A	N/A	222	188	—	225
Pet Supplies Plus, LLC	LLC units	N/A		N/A	N/A	77	77	—	77
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A		N/A	N/A	2	206	—	206
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A		N/A	N/A	—	41	—	41
							1,764	0.2	2,319

Total non-controlled/non-affiliate company equity investments							$27,676	3.2%	$33,153

Total non-controlled/non-affiliate company investments						$1,798,116	$1,805,567	171.7%	$1,813,454

Non-controlled affiliate company investments(16)
Debt investments
Diversified/Conglomerate Service
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.40%	10/2023	$3,067	$3,010	0.3%	$2,761
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.40%	10/2023	256	251	—	230
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.40%	10/2023	17	17	—	15
Switchfly LLC(8)	One stop	L + 8.50%		N/A(6)	10/2023	—	—	—	—
						3,340	3,278	0.3	3,006

Total non-controlled affiliate company debt investments						$3,340	$3,278	0.3	$3,006

Equity investments(13)(14)
Diversified/Conglomerate Service
Switchfly LLC(8)	LLC units	N/A		N/A	N/A	1,734	$867	0.1%	$1,124

Total non-controlled affiliate company equity investments							$867	0.1	$1,124

Total non-controlled affiliate company investments						$3,340	$4,145	0.4	$4,130

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(17)
Equity investments (13)(14)
Investment Funds and Vehicles
GCIC Senior Loan Fund LLC(8)(18)	LLC interest	N/A	N/A	N/A	48,356	$48,356	4.7%	$50,069

Total controlled affiliate company equity investments						$48,356	4.7%	$50,069

Total controlled affiliate company investments						$48,356	4.7%	$50,069

Total investments					$1,801,456	$1,858,068	176.7%	$1,867,653

Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents
Cash, foreign currencies and restricted cash						$82,132	7.8%	$82,132
Total cash, cash equivalents, foreign currencies and restricted cash and cash equivalents						$82,132	7.8%	$82,132

Total investments and cash, cash equivalents, foreign currencies and restricted cash and cash equivalents						$1,940,200	184.5%	$1,949,785

#	Denotes that all or a portion of the investment collateralizes the Credit Facility (as defined in Note 7).
*	Denotes that all or a portion of the investment secures the notes offered in the CLO III 2018 Debt Securitization (as defined in Note 7).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’), Euro Interbank Offered Rate ("EURIBOR" or "E") or Prime (‘‘P’’) and which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of December 31, 2018. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of December 31, 2018, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2018, as the loan may have priced or repriced based on an index rate prior to December 31, 2018.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 2.50% as of December 31, 2018.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 2.61% as of December 31, 2018.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.81% as of December 31, 2018.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.88% as of December 31, 2018.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 3.01% as of December 31, 2018.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 5.50% as of December 31, 2018.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.31% as of December 31, 2018.
(h)Denotes that all or a portion of the loan was indexed to the 30-day GBP LIBOR, which was 0.73% as of December 31, 2018.
(i) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.91% as of December 31, 2018.
(j) Denotes that all or a portion of the loan was indexed to the 180-day GBP LIBOR, which was 1.03% as of December 31, 2018.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2018.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of December 31, 2018. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Loan was on non-accrual status as of December 31, 2018, meaning that the Company has ceased recognizing interest income on the loan.

(8)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2018, total non-qualifying assets at fair value represented 6.5% of the Company’s assets calculated in accordance with the 1940 Act.

(9)
Loan is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Transactions.

(10)	The headquarters of this portfolio company is located in United Kingdom.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

(11)
The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing ("ASC Topic 860"), and therefore, the entire one stop loan asset remains in the Consolidated Schedule of Investments. See Note 7. Borrowings.

(12)	The headquarters of this portfolio company is located in Canada.

(13)	Equity investments are non-income producing securities unless otherwise noted.

(14)	Ownership of certain equity investments may occur through a holding company or partnership.

(15)	The Company holds an equity investment that entitles it to receive preferential dividends.

(16)
As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities ("non-controlled affiliate"). Transactions related to investments in non-controlled affiliates for the three months ended December 31, 2018 were as follows:

Portfolio Company	Fair value as of September 30, 2018	Purchases (cost)	Redemptions (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of December 31, 2018	Net realized gain/(loss)	Interest and fee income	Dividend income
Switchfly LLC (k)	$3,716	$325	$—	$(19)	$108	$4,130	$—	$29	$—
Total Non -Controlled Affiliates	$3,716	$325	$—	$(19)	$108	$4,130	$—	$29	$—

(k) Purchases at cost includes amounts related to payment-in-kind ("PIK") interest capitalized and added to the principal balance of the respective loans.
(17) As defined in the 1940 Act, the Company is deemed to be both an ‘‘affiliated person’’ of and ‘‘control’’ this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement)("controlled affiliate"). Transactions related to investments in controlled affiliates for the three months ended December 31, 2018 were as follows:

Portfolio Company	Fair value as of September 30, 2018	Purchases (cost)	Redemptions (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of December 31, 2018	Net realized gain/(loss)	Interest and fee income	Dividend income
GCIC Senior Loan Fund LLC (l)	$49,939	$—	$—	$—	$130	$50,069	$—	$—	$1,036
Total Controlled Affiliates	$49,939	$—	$—	$—	$130	$50,069	$—	$—	$1,036
(l) Together with Aurora National Life Assurance Company ("Aurora"), the Company co-invests through GCIC Senior Loan Fund ("GCIC SLF"). GCIC SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to GCIC SLF must be approved by the GCIC SLF investment committee consisting of two representatives of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). Therefore, although the Company owns more than 25% of the voting securities of GCIC SLF, the Company does not have sole control over significant actions of GCIC SLF for purposes of the 1940 Act or otherwise.

(18)	The Company receives quarterly profit distributions from its equity investment in GCIC Senior Loan Fund LLC. See Note 5. Investments.

(19)	The rate shown is the annualized seven-day yield as of December 31, 2018.

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

(1)
The majority of the investments bear interest at a rate that may be determined by reference to LIBOR, EURIBOR or Prime and which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of September 30, 2018. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of September 28, 2018, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 28, 2018, as the loan may have priced or repriced based on an index rate prior to September 28, 2018.

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
(h) Purchases at cost includes amounts related to PIK interest capitalized and added to the principal balance of the respective loans.
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
(j) Together with Aurora, the Company co-invests through GCIC SLF. GCIC SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to GCIC SLF must be approved by the GCIC SLF investment committee consisting of two representatives of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). Therefore, although the Company owns more than 25% of the voting securities of GCIC SLF, the Company does not have sole control over significant actions of GCIC SLF for purposes of the 1940 Act or otherwise.

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

On November 27, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Golub Capital BDC, Inc., a Delaware corporation (“GBDC”), Fifth Ave Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of GBDC (“Merger Sub”), the Investment Adviser and, for certain limited purposes, the Administrator. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of GBDC (the “Initial Merger”) and, immediately thereafter, the Company will merge with and into GBDC, with GBDC continuing as the surviving company (together with the Initial Merger, the “Merger”). The parties to the Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.

In connection with the closing of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into 0.865 shares of GBDC’s common stock (the “Exchange Ratio”). The Exchange Ratio will only be adjusted if, between the date of the Merger Agreement and the effective time of the Merger, the respective outstanding shares of the Company’s common stock or GBDC’s common stock shall have been increased or decreased or changed into or exchanged for a different number or kind of shares or securities, in each case, as a result of any reclassification, recapitalization, stock split, reverse stock split, split-up, combination or exchange of shares, or if a stock dividend or dividend payable in any other securities shall be declared with a record date within such period. No fractional shares of GBDC’s common stock will be issued, and holders of the Company’s common stock will receive cash in lieu of fractional shares.

The Merger is subject to approval by the Company’s and GBDC’s stockholders and other customary closing conditions. Consummation of the Merger is currently anticipated to occur during the first half of calendar year 2019. The combined company will trade under the ticker symbol “GBDC” on The Nasdaq Global Select Market and will remain externally managed by the Investment Adviser. Additional information on the Merger can be located in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the "SEC") on November 28, 2018.

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

Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2018, as filed with the SEC.

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

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GCIC Holdings LLC (“GCIC Holdings”), GCIC Funding LLC (“GCIC Funding”), GCIC CLO 2016(M) LLC (“GCIC 2016 Issuer”), GCIC CLO II Depositor LLC (“GCIC 2018 CLO Depositor”), GCIC CLO II LLC (“GCIC 2018 Issuer”) and GCIC Funding II LLC (“GCIC Funding II”), in its consolidated financial statements. The Company does not consolidate its non-controlling interest in GCIC SLF. See further description of the Company’s investment in GCIC SLF in Note 5.

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including GCIC Funding, GCIC Holdings, GCIC 2016 Issuer, GCIC 2018 CLO Depositor, GCIC 2018 Issuer and GCIC Funding II, which are consolidated in the Company’s consolidated financial

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GCIC (or any affiliate of GCIC).

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

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

(1)
cash and cash equivalents, restricted cash and cash equivalents, fair value of investments, interest receivable, and other assets and liabilities—at the spot exchange rate on the last business day of the period; and

(2)	purchases and sales of investments, income and expenses—at the exchange rates prevailing on the respective dates of such transactions.
Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. Fluctuations arising from the translation of assets other than investments and liabilities are included with the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2018 and 2017, interest income included $1,996 and $2,026, respectively, of accretion of discounts and origination fees. For the three months ended December 31, 2018 and 2017, the Company received loan origination fees of $3,147 and $3,172, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2018 and 2017, the Company recorded PIK income of $83 and $468, respectively, and received PIK payments in cash of $19 and $0, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three months

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

ended December 31, 2018 and 2017, fee income included $300 and $386, respectively, of prepayment premiums, which fees are non-recurring.

For the three months ended December 31, 2018 and 2017, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $36,674 and $26,780, respectively.

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

For the three months ended December 31, 2018 and 2017, excluding the Company's investment in LLC equity interests in GCIC SLF, the Company recorded dividend income of $30 and $2, respectively, and return of capital distributions of $0 and $217, respectively. For the three months ended December 31, 2018 and 2017, the Company recorded dividend income of $1,036 and $1,130, respectively, and return of capital distributions of $0 and $0, respectively, from the Company's investment in LLC equity interests in GCIC SLF.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $5,769 and $5,197 as of December 31, 2018 and September 30, 2018, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

income as taxable income is earned. For the three months ended December 31, 2018 and 2017, no amount was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2018. The Company's tax returns for the 2015 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2018 and September 30, 2018, the Company had deferred debt issuance costs of $6,011 and $1,921, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the three months ended December 31, 2018 and 2017 was $1,668 and $553, respectively.

Securities Exchange Commission ("SEC") Disclosure Update and Simplification: In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the "SEC Release"), amending certain disclosure requirements intended to facilitate the disclosure of information to investors and simplify compliance. The SEC Release is effective for all filings on or after November 5, 2018. The Company first adopted the SEC Release for the fiscal year ended September 30, 2018. The SEC Release required presentation changes to the Company's Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets. Prior to adoption, the Company presented, in accordance with previous SEC rules, distributable earnings on the Consolidated Statements of Financial Condition, as three components: 1) undistributed net investment income; 2) net unrealized appreciation (depreciation) on investments; and 3) net realized gain (loss) on investments and presented distributions from distributable earnings on the Consolidated Statements of Changes in Net Assets as two components: 1) distributions from net investment income; and 2) distributions from realized gain. In accordance with the SEC Release, distributable earnings and distributions from distributable earnings are shown in total on the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets, respectively. The changes in presentation have been retrospectively applied to the Consolidated Statements of Changes in Net Assets for the period ended December 31, 2017.

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

Through December 31, 2018, the Company had reached agreements to cancel undrawn subscriptions totaling $76,476 in the aggregate. On July 1, 2018, the Company entered into agreements with certain stockholders to repurchase shares of common stock and, as a result, cancel subscriptions totaling $30,250. Additionally, as of December 31, 2018 undrawn subscriptions totaling $77,325 had expired pursuant to the terms of the respective Subscription Agreements.

As of December 31, 2018 and September 30, 2018, GCIC had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2018		As of September 30, 2018
	Subscriptions	Contributions	Subscriptions	Contributions
GCIC Stockholders	$1,117,592	$953,106	$1,136,940	$841,580
Total	$1,117,592	$953,106	$1,136,940	$841,580

As of December 31, 2018 and September 30, 2018, the ratio of total contributed capital to total capital subscriptions was 85.3% and 74.0%, respectively, and GCIC had uncalled capital commitments of $164,486 and $295,360, respectively. For the three months ended December 31, 2018, undrawn subscriptions totaling $19,348, expired pursuant to the terms of the respective Subscription Agreements.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table summarizes the shares of GCIC common stock issued and outstanding for the three months ended December 31, 2018 and 2017:

	Date	Shares Issued	NAV ($) per share	Proceeds
Shares outstanding, September 30, 2017		51,214,683.496	$15.00	$768,220
Issuance of shares	12/01/2017	2,223,285.533	15.00	33,349
Shares issued for capital drawdowns		2,223,285.533	$15.00	$33,349
Issuance of shares (1)	11/27/2017	291,564.353	15.00	4,374
Issuance of shares (1)	12/28/2017	393,201.972	15.00	5,898
Shares issued through DRIP		684,766.325	$15.00	$10,272
Shares outstanding, December 31, 2017		54,122,735.354	$15.00	$811,841

Shares outstanding, September 30, 2018		62,147,237.484	$15.00	$932,209
Issuance of shares	10/15/2018	2,018,759.065	15.00	30,281
Issuance of shares	11/26/2018	2,497,171.129	15.00	37,458
Issuance of shares	12/20/2018	2,919,162.403	15.00	43,787
Shares issued for capital drawdowns		7,435,092.597	$15.00	$111,526
Issuance of shares (1)	11/27/2018	439,833.975	15.00	6,597
Issuance of shares (1)	12/28/2018	416,611.113	15.00	6,249
Shares issued through DRIP		856,445.088	$15.00	$12,846
Shares outstanding, December 31, 2018		70,438,775.169	$15.00	$1,056,581

(1)	Shares issued through the DRIP.

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

The base management fee is calculated at an annual rate equal to the lesser of (a) 1.50% or (b) the base management fee of GBDC (currently 1.375%) in either case on the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents and restricted cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser may voluntarily exclude assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GCIC, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. For periods prior to the earlier of (1) the date of the pricing of an initial public offering or listing on a national securities exchange of the securities of GCIC or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement and as described above. For the three months ended December 31, 2018 and 2017, the base management fees incurred by the Company were $6,168 and $4,986, respectively, and the base management fees irrevocably waived by the Investment Adviser were $1,682 and $1,360, respectively.

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

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before considering any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.5% quarterly. If market interest rates rise, the Company may be able to invest funds in debt instruments that provide for a higher return, which would increase Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an Incentive Fee based on such net investment income. The Company’s Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of its total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds and leverage) used to calculate the base management fee annual rate.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For the three months ended December 31, 2018 and 2017, the Income Incentive Fee incurred was $4,013 and $3,651, respectively.

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

For the three months ended December 31, 2018 and 2017, the Income Incentive Fees irrevocably waived by the Investment Adviser were $603 and $798, respectively.

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

For the three months ended December 31, 2018, there was a reversal of the Capital Gain Incentive Fee of $1,156. For the three months ended December 31, 2017, the Capital Gain Incentive Fee incurred was $513.

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

For the three months ended December 31, 2018, there was a reversal of the Capital Gain Incentive Fee waiver by the Investment Adviser of $289. For the three months ended December 31, 2017, the Capital Gain Incentive Fee waived by the Investment Adviser was $128.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of December 31, 2018 and September 30, 2018. However, in accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of December 31, 2018 and September 30, 2018, included in management and incentive fees payable on the Consolidated Statements of Financial Condition were $1,448 and $2,315, respectively, for cumulative accruals for capital gain incentive fees (net of waiver) under GAAP, none of which were payable pursuant to the Investment Advisory Agreement.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. The Company will deposit one-third of each Incentive Fee payment into an escrow account (the “Escrow Account”) administered by The Bank of New York Mellon (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to December 31, 2020, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of its stockholders. For the three months ended December 31, 2018 and 2017, the Company deposited $1,234 and $836, respectively, into the Escrow Account. As of December 31, 2018, the Company has made deposits totaling $9,415 into the Escrow Account.

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

Included in accounts payable and accrued expenses is $651 and $555 as of December 31, 2018 and September 30, 2018, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Company agreed to reimburse the Investment Adviser for the organization and offering costs incurred on its behalf up to an aggregate amount of $700. Organization and offering costs include, among other things, the cost of incorporating the Company, including legal, accounting, regulatory filing and other fees pertaining to the Company’s organization, as well as expenses for the registration and offering of shares of GCIC common stock that were paid by the Investment Adviser on behalf of the Company. As of each of December 31, 2018 and September 30, 2018, the organization and offering costs incurred by the Company totaled $700.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Administrator during the three months ended December 31, 2018 and 2017 were $247 and $461, respectively.

As of December 31, 2018 and September 30, 2018, included in accounts payable and accrued expenses were $788 and $247, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

During the three months ended December 31, 2018 and 2017, the Company sold $0 and $22,756, respectively, of investments and unfunded commitments to GCIC SLF at fair value and recognized $0 and $195, respectively, of net realized gains.

On December 30, 2014, the Investment Adviser transferred 666.670 shares of the Company’s common stock acquired in connection with the Company’s formation to GCOP LLC, an affiliate of the Investment Adviser, for $10. In addition, on December 31, 2014, GCOP LLC entered into a $15,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. As of December 31, 2018, the Company has issued 1,038,048.522 shares of its common stock, including through the DRIP, to GCOP LLC in exchange for aggregate capital contributions totaling $15,571.

On December 31, 2014, GEMS Fund, L.P. ("GEMS") entered into a $40,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. In connection with the Company’s acquisition of GCIC Holdings and GCIC Funding from GEMS on December 31, 2014, the Company issued 2,666,666.667 shares of its common stock and entered into an $11,820 short-term unsecured promissory note with GEMS (“GEMS Note”) that matured and was paid-off on March 2, 2015. As of December 31, 2018, the Company has issued 3,690,222.305

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

shares of its common stock, including through the DRIP, to GEMS in exchange for aggregate capital contributions totaling $55,353.

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

On June 1, 2015, GEMS Fund 4, L.P, a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a subscription agreement, which was $27,440 as of December 31, 2018, to purchase shares of the Company’s common stock in a private placement. As of December 31, 2018, the Company has issued 1,829,329.064 shares of its common stock to GEMS Fund 4, L.P in exchange for aggregate capital contributions totaling $27,440.

During the three months ended December 31, 2018 and 2017, GCIC SLF incurred an administrative service fee of $60 and $54, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between GCIC SLF and the Administrator.

On November 27, 2018, the Company entered into the Merger Agreement with GBDC, Merger Sub, the Investment Adviser and, for certain limited purposes, the Administrator.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5.    Investments

Investments as of December 31, 2018 and September 30, 2018 consisted of the following:

	As of December 31, 2018			As of September 30, 2018
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$242,682	$240,211	$235,409	$216,389	$214,208	$211,035
One stop	1,558,187	1,540,371	1,547,115	1,393,961	1,377,181	1,384,902
Subordinated debt	587	587	783	280	280	280
LLC equity interests in GCIC SLF(1)	N/A	48,356	50,069	N/A	48,356	49,939
Equity	N/A	28,543	34,277	N/A	23,097	28,282
Total	$1,801,456	$1,858,068	$1,867,653	$1,610,630	$1,663,122	$1,674,438

(1)	GCIC SLF’s proceeds from the LLC equity interests invested in GCIC SLF were utilized by GCIC SLF to invest in senior secured loans.
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of December 31, 2018		As of September 30, 2018
Amortized Cost:
United States
Mid-Atlantic	$364,723	19.6%	$329,743	19.8%
Midwest	415,068	22.4	367,463	22.1
West	247,402	13.3	238,063	14.3
Southeast	388,769	20.9	357,059	21.5
Southwest	219,350	11.8	162,285	9.7
Northeast	170,730	9.2	175,761	10.6
Canada	45,071	2.4	32,748	2.0
United Kingdom	6,955	0.4	—	—
Total	$1,858,068	100.0%	$1,663,122	100.0%

Fair Value:
United States
Mid-Atlantic	$368,099	19.7%	$333,327	19.9%
Midwest	414,224	22.2	366,439	21.9
West	247,934	13.3	239,414	14.3
Southeast	392,260	21.0	359,417	21.4
Southwest	219,603	11.7	163,550	9.8
Northeast	173,552	9.3	179,255	10.7
Canada	45,039	2.4	33,036	2.0
United Kingdom	6,942	0.4	—	—
Total	$1,867,653	100.0%	$1,674,438	100.0%

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2018 and September 30, 2018 were as follows:

	As of December 31, 2018			As of September 30, 2018
Amortized Cost:
Aerospace and Defense	$26,356	1.4%		$25,704	1.6%
Automobile	24,797	1.3		19,007	1.2
Beverage, Food and Tobacco	98,586	5.3		98,376	5.9
Broadcasting and Entertainment	680	0.0	*	682	0.0	*
Buildings and Real Estate	50,806	2.7		48,911	2.9
Chemicals, Plastics and Rubber	7,596	0.4		7,595	0.5
Diversified/Conglomerate Manufacturing	58,642	3.2		55,120	3.3
Diversified/Conglomerate Service	602,582	32.4		525,869	31.6
Ecological	21,732	1.2		21,171	1.3
Electronics	151,385	8.2		133,854	8.1
Grocery	190	0.0	*	193	0.0	*
Healthcare, Education and Childcare	340,751	18.3		320,847	19.3
Home and Office Furnishings, Housewares, and Durable Consumer	8,313	0.5		8,169	0.5
Hotels, Motels, Inns, and Gaming	12,249	0.7		12,268	0.7
Insurance	63,956	3.4		58,813	3.5
Investment Funds and Vehicles	48,356	2.6		48,356	2.9
Leisure, Amusement, Motion Pictures, Entertainment	54,516	2.9		54,920	3.3
Mining, Steel, Iron and Non-Precious Metals	190	0.0	*	195	0.0	*
Oil and Gas	14,980	0.8		13,733	0.8
Personal and Non Durable Consumer Products (Mfg. Only)	32,707	1.8		30,131	1.8
Personal, Food and Miscellaneous Services	80,460	4.3		75,414	4.5
Printing and Publishing	4,615	0.3		4,627	0.3
Retail Stores	142,214	7.7		87,747	5.3
Telecommunications	6,249	0.3		6,259	0.4
Textiles and Leather	1,882	0.1		1,885	0.1
Utilities	3,278	0.2		3,276	0.2
Total	$1,858,068	100.0%		$1,663,122	100.0%

* Represents an amount less than 0.1%

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of December 31, 2018			As of September 30, 2018
Fair Value:
Aerospace and Defense	$27,062	1.5%		$26,445	1.6%
Automobile	24,974	1.3		19,208	1.1
Beverage, Food and Tobacco	99,129	5.3		99,054	5.9
Broadcasting and Entertainment	681	0.0	*	683	0.1
Buildings and Real Estate	49,610	2.7		48,701	2.9
Chemicals, Plastics and Rubber	7,683	0.4		7,607	0.5
Diversified/Conglomerate Manufacturing	58,466	3.1		54,681	3.3
Diversified/Conglomerate Service	609,608	32.6		532,571	31.8
Ecological	22,036	1.2		21,416	1.3
Electronics	153,588	8.2		136,119	8.1
Grocery	182	0.0	*	191	0.0	*
Healthcare, Education and Childcare	334,959	17.9		316,305	18.8
Home and Office Furnishings, Housewares, and Durable Consumer	8,036	0.4		8,194	0.5
Hotels, Motels, Inns, and Gaming	12,407	0.7		12,438	0.7
Insurance	64,750	3.5		59,643	3.6
Investment Funds and Vehicles	50,069	2.7		49,939	3.0
Leisure, Amusement, Motion Pictures and Entertainment	54,497	2.9		55,000	3.3
Mining, Steel, Iron and Non-Precious Metals	191	0.0	*	196	0.0	*
Oil and Gas	15,203	0.8		13,881	0.8
Personal and Non-Durable Consumer Products (Mfg. Only)	32,838	1.8		30,283	1.8
Personal, Food and Miscellaneous Services	81,935	4.4		76,775	4.6
Printing and Publishing	4,590	0.3		4,568	0.3
Retail Stores	143,711	7.7		89,072	5.3
Telecommunications	6,324	0.3		6,340	0.4
Textiles and Leather	1,830	0.1		1,834	0.1
Utilities	3,294	0.2		3,294	0.2
Total	$1,867,653	100.0%		$1,674,438	100.0%
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

As of December 31, 2018 and September 30, 2018, GCIC SLF was capitalized by LLC equity interest subscriptions from its members. As of December 31, 2018 and September 30, 2018, the Company and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests of GCIC SLF. GCIC SLF’s profits and losses are allocated to the Company and Aurora in accordance with their respective ownership interests.

GCIC SLF has entered into a senior secured revolving credit facility (as amended, the “GCIC SLF Credit Facility”) with Wells Fargo Bank, N.A. through its wholly-owned subsidiary GCIC Senior Loan Fund II LLC (“GCIC SLF II”), which as of December 31, 2018 allowed GCIC SLF II to borrow up to $73,758 at any one time outstanding, subject to leverage and borrowing base restrictions.

On November 19, 2018, GCIC SLF II entered into an amendment to the documents governing the GCIC SLF Credit Facility. Which was effective as of November 19, 2018 and among other things, allowed for one final advance to the borrowing base for $3,094, decreased the size of the GCIC SLF Credit Facility from $150,000 to advances outstanding and reduced interest from one-month LIBOR plus 2.15% to one-month LIBOR plus 2.05%. The other material terms of the GCIC SLF Credit Facility were unchanged.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of December 31, 2018 and September 30, 2018, GCIC SLF had the following commitments from its members (in the aggregate):

	As of December 31, 2018		As of September 30, 2018
	Committed	Funded(1)	Committed	Funded(1)
LLC equity commitments	$125,000	$55,264	$125,000	$55,264
Total	$125,000	$55,264	$125,000	$55,264

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
As of December 31, 2018 and September 30, 2018, GCIC SLF had total assets at fair value of $130,888 and $136,557, respectively. As of December 31, 2018 and September 30, 2018, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of December 31, 2018 and September 30, 2018, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $10,968 and $11,524 respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of December 31, 2018 and September 30, 2018:

	As of	As of
	December 31, 2018	September 30, 2018
Senior secured loans (1)	$127,307	$134,270
Weighted average current interest rate on senior secured loans (2)	7.7%	7.4%
Number of borrowers in GCIC SLF	32	33
Largest portfolio company investments (1)	$8,307	$8,357
Total of five largest portfolio company investments (1)	$34,114	$33,966

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of December 31, 2018
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
1A Smart Start LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	7.0%	$1,925	$1,918
Aimbridge Hospitality, LLC(3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.5	5,925	5,925
Aimbridge Hospitality, LLC(3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.5	236	236
Boot Barn, Inc.(3)	Retail Stores	Senior loan	06/2021	7.3	5,001	5,001
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.6	3,800	3,797
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	N/A(4)	—	—
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.3	5,933	5,933
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	8.2	25	25
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	8.0	2,023	2,023
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	8.0	1,019	1,019
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.3	2,069	2,069
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.3	1,040	1,040
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.3	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.3	40	40
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	N/A(4)	—	—
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.6	3,054	3,054
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.6	1,228	1,228
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.6	632	632
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.6	215	215
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.6	96	96
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.6	92	92
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	N/A(4)	—	—
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	N/A(4)	—	—
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.8	1,991	1,991
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	N/A(4)	—	—
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.6	2,656	2,656
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.6	737	737
Flexan, LLC(3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	10.0	136	136
G & H Wire Company, Inc(3)	Healthcare, Education and Childcare	Senior loan	09/2023	8.4	5,754	5,754
Gamma Technologies, LLC(3)	Electronics	Senior loan	06/2024	8.0	4,367	4,367
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	9.3	4,533	4,533
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	7.0	1,973	1,973
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	7.3	103	103
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	7.3	55	55
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2020	N/A(4)	—	—
Mills Fleet Farm Group LLC(3)	Retail Stores	Senior loan	10/2024	8.8	6,000	6,000
NBC Intermediate, LLC	Beverage, Food and Tobacco	Senior loan	09/2023	6.8	2,565	2,565
NBC Intermediate, LLC	Beverage, Food and Tobacco	Senior loan	09/2023	N/A(4)	—	—
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.5	4,950	4,950
Polk Acquisition Corp.(3)	Automobile	Senior loan	06/2022	7.5	8,189	8,026
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.8	65	63
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.5	53	52
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	9.0	2,445	2,420
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.0	370	366
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.0	148	146

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of December 31, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
Pyramid Healthcare, Inc.(5)	Healthcare, Education and Childcare	Senior loan	08/2020	N/A(4)	$—	$(2)
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.4	5,955	5,955
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.4	625	625
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.4	542	542
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.8	246	246
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	N/A(4)	—	—
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	7.1	3,280	3,280
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2021	7.1	25	25
Rubio's Restaurants, Inc(3)	Beverage, Food and Tobacco	Senior loan	10/2019	8.1	1,654	1,654
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.8	1,276	1,276
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	8.5	411	411
Saldon Holdings, Inc. (3)	Diversified/Conglomerate Service	Senior loan	09/2022	6.8	1,811	1,811
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2022	N/A(4)	—	—
SEI, Inc.(3)	Electronics	Senior loan	07/2023	7.8	4,761	4,761
SEI, Inc.	Electronics	Senior loan	07/2023	N/A(4)	—	—
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	7.3	5,623	5,623
Self Esteem Brands, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	9.0	83	83
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.5	5,940	5,940
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.5	292	292
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.4	46	46
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.7	1,083	1,029
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.7	847	804
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.7	154	147
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.6	57	54
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.8	3,567	3,567
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	7.8	2,174	2,131
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	N/A(4)	—	—
WIRB-Copernicus Group, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2022	6.8	5,354	5,354
					$127,307	$126,948

(1)	Represents the weighted average annual current interest rate as of December 31, 2018. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The entire commitment was unfunded as of December 31, 2018. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of September 30, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3%	$5,970	$5,970
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	626	626
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	543	543
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.7	3,289	3,281
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2021	6.8	17	17
Rubio's Restaurants, Inc (3)	Beverage, Food and Tobacco	Senior loan	10/2019	7.6	1,659	1,659
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.6	1,311	1,311
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.6	257	257
Saldon Holdings, Inc. (3)	Diversified/Conglomerate Service	Senior loan	09/2022	6.4	1,893	1,884
SEI, Inc. (3)	Electronics	Senior loan	07/2023	7.5	5,178	5,178
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	7.0	5,776	5,776
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	5,955	5,955
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	292	292
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	46	46
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.9	1,086	1,064
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.9	851	834
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	156	153
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	58	57
Upstream Intermediate, LLC (3)	Healthcare, Education and Childcare	Senior loan	01/2024	6.6	3,576	3,576
Vendor Credentialing Service LLC (3)	Diversified/Conglomerate Service	Senior loan	11/2021	8.0	5,924	5,924
WHCG Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	03/2023	7.4	2,180	2,180
WIRB-Copernicus Group, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2022	6.5	5,367	5,367
					$134,270	$134,102

(1)	Represents the weighted average annual current interest rate as of September 30, 2018.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded as of September 30, 2018. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of December 31, 2018, the Company has committed to fund $109,375 of LLC equity interest subscriptions to GCIC SLF. As of December 31, 2018 and September 30, 2018, $48,356 and $48,356, respectively, of the Company's LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the three months ended December 31, 2018 and 2017, the Company received $1,036 and $1,130, respectively, in dividend income from the GCIC SLF LLC equity interests.

See below for certain summarized financial information for GCIC SLF as of December 31, 2018 and September 30, 2018 and for the three months ended December 31, 2018 and 2017:

	As of December 31, 2018	As of September 30, 2018
Selected Balance Sheet Information:
Investments, at fair value	$126,948	$134,102
Cash and other assets	3,940	2,455
Total assets	$130,888	$136,557
Senior credit facility	$73,758	$79,650
Unamortized debt issuance costs	(519)	(569)
Other liabilities	428	403
Total liabilities	73,667	79,484
Members’ equity	57,221	57,073
Total liabilities and members' equity	$130,888	$136,557

	Three months ended December 31,
	2018	2017
Selected Statement of Operations Information:
Interest income	$2,573	$2,811
Fee income	—	7
Total investment income	2,573	2,818
Interest and other debt financing expenses	954	1,193
Administrative service fee	60	54
Other expenses	25	34
Total expenses	1,039	1,281
Net investment income	1,534	1,537
Net change in unrealized appreciation (depreciation) on investments	(202)	605
Net increase in members' equity	$1,332	$2,142

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2018 and 2017. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2018 and September 30, 2018, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV per share (or its equivalent) of the underlying investment company as a practical expedient, were valued using Level 3 inputs.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2018 and September 30, 2018:

As of December 31, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,783,307	$1,783,307
Equity investments(1)	—	—	34,277	34,277
Investment measured at NAV(3)(4)	—	—	—	50,069
Total assets, at fair value:	$—	$—	$1,817,584	$1,867,653

As of September 30, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,596,217	$1,596,217
Equity investments(1)	—	—	28,282	28,282
Money market funds(1)(2)	668	—	—	668
Investment measured at NAV(3)(4)	—	—	—	49,939
Total assets, at fair value:	$668	$—	$1,624,499	$1,675,106

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

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
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2018 and 2017, reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of December 31, 2018 and 2017 was $4,274 and $1,947, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2018 and 2017:

	For the three months ended December 31, 2018
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,596,217	$28,282	$1,624,499
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(2,410)	549	(1,861)
Realized gain (loss) on investments	26	12	38
Funding of (proceeds from) revolving loans, net	1,464	—	1,464
Fundings of investments	223,996	6,124	230,120
PIK interest	502	—	502
Proceeds from principal payments and sales of portfolio investments	(38,486)	(690)	(39,176)
Accretion of discounts and origination fees	1,998	—	1,998
Fair value, end of period	$1,783,307	$34,277	$1,817,584

	For the three months ended December 31, 2017
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,326,950	$20,647	$1,347,597
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	1,250	517	1,767
Realized gain (loss) on investments on foreign currency transactions	(562)	113	(449)
Funding of (proceeds from) revolving loans, net	(851)	—	(851)
Fundings of investments	195,576	1,397	196,973
PIK interest	456	—	456
Proceeds from principal payments and sales of portfolio investments	(90,342)	(389)	(90,731)
Accretion of discounts and origination fees	2,026	—	2,026
Fair value, end of period	$1,434,503	$22,285	$1,456,788

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2018 and September 30, 2018:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)(3)	$225,982	Market rate approach	Market interest rate	4.3% - 10.3% (7.4%)
		Market comparable companies	EBITDA multiples	5.0x - 22.7x (11.7x)
	4,152	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(2)(4)	$1,546,621	Market rate approach	Market interest rate	2.0% - 15.8% (8.8%)
		Market comparable companies	EBITDA multiples	4.5x - 35.0x (14.1x)
			Revenue multiples	1.3x - 6.5x (4.5x)
Subordinated debt(2)(6)	$783	Market rate approach	Market interest rate	6.0% - 19.5% (8.1%)
		Market comparable companies	EBITDA multiples	11.0x - 13.0x (12.3x)
			Revenue multiples	3.5x - 4.0x (3.8x)
Equity(7)(8)	$34,277	Market comparable companies	EBITDA multiples	4.5x - 26.9x (14.8x)
			Revenue multiples	1.3x - 5.5x (3.8x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

(2)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of December 31, 2018 was determined using the market rate approach.

(3)	Excludes $5,275 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(4)	Excludes $494 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(5)	The Company valued $1,420,923 and $125,698 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(6)	The Company valued $180 and $603 of subordinated debt using EBITDA and revenue multiples, respectively. All subordinated debt was also valued using the market rate approach.

(7)	Excludes $50,069 of LLC equity interests in GCIC SLF at fair value, which the Company valued using the NAV.

(8)	The Company valued $29,324 and $4,953 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)(3)	$202,503	Market rate approach	Market interest rate	4.3% - 9.9% (7.3%)
		Market comparable companies	EBITDA multiples	5.0x - 15.0x (11.7x)
	4,054	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(2)(4)(5)	$1,384,183	Market rate approach	Market interest rate	2.0% - 13.8% (8.7%)
		Market comparable companies	EBITDA multiples	4.5x - 35.0x (14.0x)
			Revenue multiples	1.3x - 10.2x (4.8x)
Subordinated debt(2)(6)	$280	Market rate approach	Market interest rate	8.0% - 19.5% (10.5%)
		Market comparable companies	EBITDA multiples	11.0x
			Revenue multiples	5.1x
Equity(7)(8)	$28,282	Market comparable companies	EBITDA multiples	4.5x - 28.5x (14.6x)
			Revenue multiples	1.3x - 10.2x (4.5x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

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

The following are the carrying values and fair values of the Company’s debt and other short-term borrowings as of December 31, 2018 and September 30, 2018. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of December 31, 2018		As of September 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$860,751	$860,751	$762,330	$762,330
Other short-term borrowings	24,719	24,719	—	—

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not sought or obtained either approval and, as a result, remains subject to the 200% asset coverage requirement under the 1940 Act. As of December 31, 2018, the Company’s asset coverage for borrowed amounts was 219.0%.

Debt Securitizations: On August 16, 2016, the Company completed a $410,086 term debt securitization (the “GCIC 2016 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations ("CLOs") and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company's overall asset coverage requirements. The notes (“GCIC 2016 Notes”) offered in the GCIC 2016 Debt Securitization were issued by the GCIC 2016 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the GCIC 2016 Issuer. Through December 13, 2018, the GCIC 2016 Debt

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Securitization consisted of $220,000 of Aaa/AAA Class A GCIC 2016 Notes and $32,500 of Aa1 Class B GCIC 2016 Notes. In partial consideration for the loans transferred to the GCIC 2016 Issuer as part of the GCIC 2016 Debt Securitization, the Company received $42,300 of Class C GCIC 2016 Notes, $28,600 of Class D GCIC 2016 Notes and $86,686 of LLC equity interests in the GCIC 2016 Issuer. The Company retained all of the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests totaling $42,300, $28,600 and $86,686, respectively. On December 13, 2018, in connection with a new term debt securitization, the GCIC 2016 Issuer redeemed the outstanding GCIC 2016 Notes pursuant to the terms of the indenture governing such GCIC 2016 Notes. Following such redemption, the agreements governing the GCIC 2016 Debt Securitization were terminated. The Class A and Class B GCIC 2016 Notes are included in the September 30, 2018 Consolidated Statements of Financial Condition as debt of the Company and the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests were eliminated in consolidation.

As of December 31, 2018, the GCIC 2016 Notes were no longer outstanding. As of September 30, 2018, there were 93 portfolio companies with a total fair value of $397,419 securing the GCIC 2016 Notes. The pool of loans in the GCIC 2016 Debt Securitization was required to meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GCIC 2016 Debt Securitization was based on three-month LIBOR. For the three months ended December 31, 2018 and 2017, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2016 Debt Securitization were as follows:

	For the three months ended December 31,
	2018	2017
Stated interest expense	$2,418	$2,337
Amortization of debt issuance costs	1,419	193
Total interest and other debt financing expenses	$3,837	$2,530
Cash paid for interest expense	$4,161	$2,305
Annualized average stated interest rate	4.8%	3.7%
Average outstanding balance	$200,353	$252,500

On December 13, 2018, the Company completed a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). Term debt securitizations are also known as CLOs and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company's overall asset coverage requirements. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. The Class A-1, Class A-2 and Class B-1 GCIC 2018 Notes are included in the December 31, 2018 Consolidated Statements of Financial Condition as debt of the Company. As of December 31, 2018 the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

Through January 20, 2023, all principal collections received on the underlying collateral may be used by the GCIC 2018 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the GCIC 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the GCIC 2018 Debt Securitization. The GCIC 2018 Notes are scheduled to mature on January 20, 2031, and the Subordinated GCIC 2018 Notes are scheduled to mature on December 13, 2118.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Two loan sale agreements govern the GCIC 2018 Debt Securitization. One of the loan sale agreements provided for the sale of assets upon the closing of the GCIC 2018 Debt Securitization to satisfy risk retention requirements. Under the terms of the loan sale agreement governing the GCIC 2018 Debt Securitization, the Company agreed to directly or indirectly through the GCIC 2018 CLO Depositor sell or contribute certain senior secured and second lien loans (or participation interests therein) to the GCIC 2018 Issuer.

As of December 31, 2018 there were 123 portfolio companies with a total fair value of $873,393 securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GCIC 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of December 31, 2018 based on the last interest rate reset was 2.47%. For the three months ended December 31, 2018, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	For the three months ended December 31,
	2018	2017
Stated interest expense	$1,160	$—
Amortization of debt issuance costs	39	—
Total interest and other debt financing expenses	$1,199	$—
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	4.1%	N/A
Average outstanding balance	$112,864	$—

As of December 31, 2018, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

Description	Class A-1 GCIC 2018 Notes	Class A-2 GCIC 2018 Notes	Class B-1 GCIC 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Fixed Rate	Senior Secured Floating Rate
Amount Outstanding	$490,000	$38,500	$18,000
Fitch’s Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate	LIBOR + 1.48%	4.67%	LIBOR + 2.25%

The Investment Adviser served as collateral manager to the GCIC 2016 Issuer and serves as collateral manager to the GCIC 2018 Issuer under separate collateral management agreements and receives a fee for providing these services. The total fees payable by the Company under its Investment Advisory Agreement are reduced by an amount equal to the total aggregate fees that are paid to the Investment Adviser by the GCIC 2016 Issuer and the GCIC 2018 Issuer for rendering such collateral management services.

As part of each of the 2016 GCIC Debt Securitization and the 2018 GCIC Debt Securitization, GCIC entered into master loan sale agreements under which GCIC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2016 GCIC Issuer and the 2018 GCIC Issuer, as applicable, and to purchase or otherwise, directly or indirectly, acquire the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes, LLC equity interests in the GCIC 2016 Issuer, Class B-2 GCIC 2018 Notes, Class C GCIC 2018 Notes, Class D GCIC 2018 Notes and Subordinated GCIC 2018 Notes, as applicable. As of December 31, 2018, the GCIC 2016 Notes were no longer outstanding and the GCIC 2018 Notes (other than the Subordinated GCIC 2018

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Notes) were the secured obligations of the GCIC 2018 Issuer. The indenture that governed the GCIC 2016 Notes and the indenture governing the GCIC 2018 Notes each include customary covenants and events of default.

Revolving Credit Facilities: On December 31, 2014, as part of the Company’s acquisition of GCIC Funding as part of its formation transactions, the Company and GCIC Funding entered into an amendment to the senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian, and administrative agent, which as of December 31, 2018 allowed GCIC Funding to borrow up to $275,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

As of December 31, 2018, the Credit Facility bears interest at one-month LIBOR plus 2.15% per annum and the Company is required to pay a non-usage fee rate between 0.50% and 1.75% per annum depending on the size of the unused portion of the Credit Facility. In addition, in connection with the Credit Facility, the Company has agreed to pay a contingent structuring fee equal to approximately 0.25% of the aggregate commitment held by Wells Fargo Bank, N.A. as of the end of the reinvestment period to the extent the aggregate commitment held by Wells Fargo Bank N.A. exceeds $125,000 on the last business day prior to the end of the reinvestment period. The Company may seek to reduce the borrowing capacity under the Credit Facility in connection with a new secured debt financing facility with one or more lenders or a new debt securitization, to the extent permitted by applicable law and interpretive positions of the SEC and its staff. As a result, the Company is not accruing for this contingent fee as additional interest expense as the Company believes it will reduce the borrowing capacity of the Credit Facility to an amount equal to or less than $200,000 as of the last business day before the end of the reinvestment period on May 24, 2019. The Credit Facility matures on May 25, 2023.

The Credit Facility is collateralized by all of the assets held by GCIC Funding, and GCIC has pledged its interests in GCIC Funding as collateral to Wells Fargo Bank, N.A., as the collateral agent, to secure the obligations of GCIC as the transferor and servicer under the Credit Facility. Both GCIC and GCIC Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Credit Facility is subject to the 200% asset coverage requirements contained in the 1940 Act. The reinvestment period of the DB Credit Facility expires on December 31, 2021 and the DB Credit Facility matures on December 31, 2024.

The Company transferred certain loans and debt securities it originated or acquired from time to time to GCIC Funding through a purchase and sale agreement and caused GCIC Funding to originate or acquire loans, consistent with the Company’s investment objectives.

As of December 31, 2018 and September 30, 2018, the Company had outstanding debt under the Credit Facility of $253,659 and $434,830, respectively. For the three months ended December 31, 2018 and 2017, the Company had borrowings on the Credit Facility of $169,376 and $129,750, respectively, and repayments on the Credit Facility of $350,328 and $75,400, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

For the three months ended December 31, 2018 and 2017, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended December 31,
	2018	2017
Stated interest expense	$4,682	$3,368
Facility fees	80	68
Amortization of debt issuance costs	159	280
Total interest and other debt financing expenses	$4,921	$3,716
Cash paid for interest expense and facility fees	$4,926	$3,209
Annualized average stated interest rate	4.5%	3.6%
Average outstanding balance	$415,608	$366,799

On December 31, 2018, the Company and GCIC Funding II entered into a loan financing and servicing agreement (the “DB Credit Facility”) with the Company, as equityholder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian, which as of December 31, 2018 allowed GCIC Funding II to borrow up to $250,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

As of December 31, 2018, the DB Credit Facility bears interest at the applicable base rate plus 1.90% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR Interbank Offered Rate with respect to any advances denominated in Euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR with respect to any other advances. A non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. In addition, a syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day.

The DB Credit Facility is secured by all of the assets held by GCIC Funding II. GCIC Funding II has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including under the DB Credit Facility, are subject to the leverage restrictions contained in the 1940 Act.

The Company may transfer certain loans and debt securities it has originated or acquired from time to time to GCIC Funding II through a purchase and sale agreement and may cause GCIC Funding II to originate or acquire loans in the future, consistent with the Company’s investment objectives.

As of December 31, 2018 and September 30, 2018, the Company did not have any outstanding debt under the DB Credit Facility. For the three months ended December 31, 2018 and 2017, the Company had no borrowings or repayments on the DB Credit Facility.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

For the three months ended December 31, 2018 and 2017, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	For the three months ended December 31,
	2018	2017
Facility fees	$3	$—
Amortization of debt issuance costs	2	—
Total interest and other debt financing expenses	$5	$—
Cash paid for interest expense and facility fees	$—	$—
Annualized average stated interest rate	N/A	N/A
Average outstanding balance	$—	$—

Revolver: On February 3, 2015, the Company entered into the Revolver with the Investment Adviser, with a maximum credit limit of $40,000. On February 7, 2018, the Company entered into an amendment to the Revolver to extend the maturity date to February 5, 2021. No other terms of the Revolver changed pursuant to such amendment. The Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”), which was 2.7% as of December 31, 2018. As of each of December 31, 2018 and September 30, 2018, the Company had no outstanding debt under the Revolver.

For the three months ended December 31, 2018 and 2017, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Revolver were as follows:

	For the three months ended December 31,
	2018	2017
Stated interest expense	$—	$—
Cash paid for interest expense	$9	$—
Average stated interest rate	N/A	N/A
Average outstanding balance	$—	$—

SMBC Revolver: On May 17, 2016, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation (the “SMBC Revolver”), which as of December 31, 2018 allowed GCIC to borrow up to $60,600 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of May 17, 2019. On May 17, 2018, the Company entered into an amendment to the SMBC Revolver to, among other things, (a) extend the maturity date from May 17, 2018 to May 17, 2019 and (b) decrease the interest rate for borrowings from one-month LIBOR plus 1.60% to one-month LIBOR plus 1.50%. As of December 31, 2018, the borrowing capacity on our credit facility with SMBC was reduced from $75,000 to $60,600 as certain of the uncalled capital commitments that secure the facility were fully funded.

As of December 31, 2018, the SMBC Revolver bears an interest rate at the Company's election of either one-month LIBOR plus 1.50% per annum or Prime. In addition to the stated interest rate on the SMBC Revolver, the Company is required to pay a non-usage fee at a rate of 0.20% per annum on the unused portion of the SMBC Revolver.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of December 31, 2018 and September 30, 2018, the Company had outstanding debt under the SMBC Revolver of $60,600 and $75,000, respectively. For each of the three months ended December 31, 2018 and 2017, the Company had no borrowings on the SMBC Revolver. For the three months ended December 31, 2018 and 2017, the Company had repayments of $14,400 and $0, respectively, on the SMBC Revolver.

For the three months ended December 31, 2018 and 2017, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

	For the three months ended December 31,
	2018	2017
Stated interest expense	$705	$553
Facility fees	1	—
Amortization of debt issuance costs	49	80
Total interest and other debt financing expenses	$755	$633
Cash paid for interest expense	$496	$555
Annualized average stated interest rate	3.8%	2.9%
Average outstanding balance	$72,972	$75,000

Other Short-Term Borrowings:  Borrowings with original maturities of less than one year are classified as short-term.  The Company’s short-term borrowings as of December 31, 2018 are the result of an investment that was sold under a repurchase agreement.  Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860 and remains as an investment on the Consolidated Statements of Financial Condition.

As of December 31, 2018, the Company had $24,719 of short-term borrowings and the fair value of the loans associated with the short-term borrowing was $24,472. For the three months ended December 31, 2018, the annualized effective interest rate on short-term borrowings was 4.9% and interest expense was $241. The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2018 and 2017 reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was $36 and $0, respectively.

The Company’s average total debt outstanding (including the debt under the Credit Facility, DB Credit Facility, Revolver, SMBC Revolver, GCIC 2016 Debt Securitization, GCIC 2018 Debt Securitization and Other Short-Term Borrowings) for the three months ended December 31, 2018 was $821,252. The Company’s average total debt outstanding (including the debt under the Credit Facility, Revolver, SMBC Revolver, and GCIC 2016 Debt Securitization) for the three months ended December 31, 2017 was $694,299.

For the three months ended December 31, 2018 and 2017, the effective annualized average interest rate, which includes amortization of debt issuance costs and non-usage facility fees, on the Company’s total debt outstanding was 5.3% and 3.9%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2018 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2018 Debt Securitization	$546,492	$—	$—	$—	$546,492
Credit Facility	253,659	—	—	253,659	—
SMBC Revolver	60,600	60,600	—	—	—
Other short-term borrowings	24,719	24,719	—	—	—
Total borrowings	$885,470	$85,319	$—	$253,659	$546,492

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $223,747 and $205,543 under various undrawn revolvers and other credit facilities as of December 31, 2018 and September 30, 2018, respectively. As described in Note 5, the Company had commitments of up to $61,019 and $61,019 to GCIC SLF as of December 31, 2018 and September 30, 2018, respectively, which may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of December 31, 2018 and September 30, 2018. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2018		2017
Net asset value at beginning of period	$15.00		$15.00
Distributions declared:(2)
From net investment income	(0.28)		(0.31)
From capital gains	0.00		(0.03)
Net investment income	0.31		0.30
Net realized gain (loss) on investments and foreign currency transactions	0.00	(3)	(0.01)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(0.03)		0.05
Net asset value at end of period	$15.00		$15.00
Total return based on net asset value per share(4)	1.88%		2.29%
Number of common shares outstanding at the end of the period	70,438,775.169		54,122,735.354

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2018	2017
Ratio of net investment income to average net assets*	8.17%	8.03%
Ratio of total expenses to average net assets(5)*	7.82%	7.04%
Ratio of management fee waiver to average net assets *	(0.68)%	(0.69)%
Ratio of incentive fee waiver to average net assets	(0.06)%	(0.12)%
Ratio of net expenses to average net assets(5)*	7.08%	6.23%
Ratio of incentive fees to average net assets	0.29%	0.53%
Ratio of total expenses (without incentive fees, incentive fee waiver and management fee waiver) to average net assets(5)*	7.40%	6.51%
Total return based on average net asset value(6)*	7.59%	9.06%
Net assets at end of period	$1,056,581	$811,841
Average debt outstanding	$821,252	$694,299
Average debt outstanding per share	$11.66	$12.83
Portfolio Turnover*	9.93%	24.83%
Asset coverage ratio(7)	218.97%	211.68%
Asset coverage ratio per unit(8)	$2,190	$2,117
Average market value per unit(9):
2016 Debt Securitization	N/A	N/A
2018 Debt Securitization	N/A	N/A
Credit Facility	N/A	N/A
DB Credit Facility	N/A	N/A
SMBC Revolver	N/A	N/A
Revolver	N/A	N/A
Other short-term borrowings	N/A	N/A

* Annualized for periods of less than one year.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.

(3)	Represents an amount less than $0.01 per share.

(4)	Total return based on net asset value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(5)	Expenses, other than incentive fees, are annualized for a period less than one year.

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

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2018 and 2017:

	Three months ended December 31,
	2018	2017
Earnings available to stockholders	$18,738	$17,814
Basic and diluted weighted average shares outstanding	65,402,150	52,091,851
Basic and diluted earnings per share	$0.28	$0.34

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations during the three months ended December 31, 2018 and 2017:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the three months ended December 31, 2017
08/02/2017	10/23/2017	12/28/2017	51,214,683.496	$0.1122	$5,745
11/17/2017	11/24/2017	12/28/2017	51,214,683.496	0.1045	5,353
11/17/2017	12/26/2017	02/26/2018	53,729,533.382	0.1250	6,716
Total dividends declared for the three months ended December 31, 2017					$17,814
For the three months ended December 31, 2018
08/07/2018	10/17/2018	12/28/2018	64,165,996.549	$0.0924	$5,931
11/27/2018	11/28/2018	12/28/2018	67,103,001.653	0.0831	5,573
11/27/2018	12/26/2018	02/27/2019	70,022,164.056	0.1033	7,234
Total dividends declared for the three months ended December 31, 2018					$18,738

The following table summarizes the Company’s dividends reinvested during the three months ended December 31, 2018 and 2017:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value
For the three months ended December 31, 2017
November 27, 2017	291,564.353	$15.00	$4,374
December 28, 2017	393,201.972	15.00	5,898
	684,766.325	$15.00	$10,272
For the three months ended December 31, 2018
November 27, 2018	439,833.975	$15.00	$6,597
December 28, 2018	416,611.113	15.00	6,249
	856,445.088	$15.00	$12,846

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 11, 2019, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On November 27, 2018 and February 5, 2019, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 21, 2019	February 27, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2019 through January 31, 2019 per share
February 26, 2019	May 24, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2019 through February 28, 2019 per share
March 27, 2019	May 24, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1,2019 through March 31, 2019 per share
April 29, 2019	July 26, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2019 through April 30, 2019 per share

On February 8, 2019, GCIC Funding, as permitted under the terms of the Credit Facility, decreased the size of the Credit Facility from $275,000 to $200,000.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make and the competition for those investments;

•	our contractual arrangements and relationships with third parties;

•	completion of a public offering of our securities or other liquidity event;

•	actual and potential conflicts of interest with GC Advisors LLC, or GC Advisors, and other affiliates of Golub Capital LLC, or collectively, Golub Capital;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	general economic and political trends and other external factors;

•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;

•	general price and volume fluctuations in the stock markets;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder and any actions toward repeal thereof

•	the effect of changes to tax legislation and our tax position; and

•	the Merger (as defined below), the likelihood the Merger is completed and the anticipated timing of its completion

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” ”predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this quarterly report on Form 10-Q and as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2018.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $30.0 billion in capital under management as of December 31, 2018, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of December 31, 2018 and September 30, 2018, our portfolio at fair value was comprised of the following:

	As of December 31, 2018		As of September 30, 2018
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$235,409	12.6%	$211,035	12.6%
One stop	1,547,115	82.9	1,384,902	82.7
Subordinated debt	783	0.0 *	280	0.0 *
LLC equity interests in GCIC SLF(1)	50,069	2.7	49,939	3.0
Equity	34,277	1.8	28,282	1.7
Total	$1,867,653	100.0%	$1,674,438	100.0%

* Represents an amount less than 0.1%

(1)	Proceeds from the limited liability company, or LLC, equity interests invested in GCIC Senior Loan Fund LLC, or GCIC SLF, were utilized by GCIC SLF to invest in senior secured loans.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2018 and September 30, 2018, one stop loans included $125.7 million and $134.9 million, respectively, of late stage lending loans at fair value.

As of December 31, 2018 and September 30, 2018, we had debt and equity investments in 200 and 186 portfolio companies, respectively, and an investment in GCIC SLF.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended December 31, 2018 and 2017 was as follows:

	For the three months ended December 31,
	2018	2017
Weighted average annualized income yield(1)	8.6%	7.9%
Weighted average annualized investment income yield(2)	9.1%	8.4%
Total return based on average net asset value(3)*	7.6%	9.1%
Total return based on net asset value per share(4)	1.9%	2.3%

*	Annualized for periods of less than one year

(1)
Represents income from interest and fees, excluding amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments and does not represent a return to any investor in us.

(2)
Represents income from interest, fees and amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments and does not represent a return to any investor in us.

(3)
Total return based on average net asset value is calculated as (a) the net increase in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.

(4)	Total return based on net asset value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.
As of December 31, 2018, GCIC has earned an inception-to-date internal rate of return, or IRR, of 8.8% for stockholders taken as a whole. For the three months ended December 31, 2018 and 2017, GCIC earned a year-to-date IRR of 7.8% and 9.4%, respectively, for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Expenses: Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement and interest expense on our outstanding debt. We bear all out-of-pocket costs and expenses of our operations and transactions, including:

•	reimbursement to GC Advisors of organizational and offering expenses up to an aggregate amount of $0.7 million;

•	calculating our net asset value, or NAV (including the cost and expenses of any independent valuation firm);

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

GC Advisors, as collateral manager for GCIC CLO II LLC, or the GCIC 2018 Issuer, our indirect, wholly-owned subsidiary, under a collateral management agreement, or the GCIC 2018 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GCIC 2018 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2018 GCIC Collateral Management Agreement, the term “collection period” generally refers to a quarterly period commencing on the day after the end of the prior collection period to the tenth business day prior to the payment date.

Collateral management fees are paid directly by the GCIC 2016 Issuer to GC Advisors and offset against the management fees payable under the Investment Advisory Agreement. In addition, the GCIC 2016 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of a $410.1 million term debt securitization, or the GCIC 2016 Debt Securitization. Term debt securitizations are also known as collateralized loan obligations, or CLOs, and are a form of secured financing incurred by us, which is consolidated by us and subject to our overall asset coverage requirement. The GCIC 2016 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports and providing required services in connection with the administration of the GCIC 2016 Debt Securitization.

Collateral management fees are paid directly by the GCIC 2016 and GCIC 2018 Issuer to GC Advisors and offset against the management fees payable under the Investment Advisory Agreement. In addition, the GCIC 2018 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of each of a $908.2 million term debt securitization, or the GCIC 2018 Debt Securitization a $908.2 million term deb securitization, or the GCIC 2018 Debt Securitization. Term debt securitizations are also known as CLOs and are a form of secured financing incurred by us, which is consolidated by us and subject to our overall asset coverage requirement. Each of GCIC 2016 and GCIC 2018 Issuer also agreed to pay ongoing administrative expenses to the applicable trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports and providing required services in connection with the administration of the GCIC 2016 and GCIC 2018 Debt Securitization, as applicable.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Pending Merger with GBDC: On November 27, 2018, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Golub Capital BDC, Inc., a Delaware corporation, or GBDC, Fifth Ave Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of GBDC, or the Merger Sub, the Investment Adviser and, for certain limited purposes, the Administrator. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into GCIC, with GCIC continuing as the surviving company and as a wholly-owned subsidiary of GBDC and, immediately thereafter, GCIC will merge with and into GBDC, with GBDC continuing as the surviving company. See Note 1 in the notes to our consolidated financial statements for further information.

Recent Developments

On November 27, 2018 and February 5, 2019, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 21, 2019	February 27, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2019 through January 31, 2019 per share
February 26, 2019	May 24, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2019 through February 28, 2019 per share
March 27, 2019	May 24, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1,2019 through March 31, 2019 per share
April 29, 2019	July 26, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2019 through April 30, 2019 per share

On February 8, 2019, GCIC Funding, as permitted under the terms of the Credit Facility, decreased the size of the Credit Facility from $275,000 to $200,000.

Consolidated Results of Operations

Consolidated operating results for the three months ended December 31, 2018 and 2017 are as follows:

	For the three months ended December 31,		Variances
	2018	2017	2018 vs. 2017
	(In thousands)
Interest income	$36,203	$27,045	$9,158
Income from accretion of discounts and origination fees	1,996	2,026	(30)
Dividend income from investments in GCIC SLF (1)	1,036	1,130	(94)
Dividend income	30	2	28
Fee income	380	391	(11)
Total investment income	39,645	30,594	9,051
Net expenses	19,452	14,813	4,639
Net investment income	20,193	15,781	4,412
Net realized gain (loss) on investments and foreign currency transactions	23	(486)	509
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(1,478)	2,519	(3,997)
Net increase in net assets resulting from operations	$18,738	$17,814	$924
Average earning debt investments, at fair value(2)	$1,690,295	$1,374,161	$316,134

(1)	The investments in GCIC SLF include our investments in LLC equity interests in GCIC SLF for the three months ended December 31, 2018 and 2017.

(2)	Does not include our investment in LLC equity interests in GCIC SLF.
Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from December 31, 2017 to December 31, 2018. As a result, quarterly comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended December 31, 2017 to the three months ended December 31, 2018 by $9.1 million primarily as a result of an increase in the average earning debt investment balance, which is the average balance of accruing loans in our investment portfolio, of $316.1 million and an increase in the London Interbank Offered Rate, or LIBOR.

The annualized income yield by debt security type for the three months ended December 31, 2018 and 2017 was as follows:

	For the three months ended December 31,
	2018	2017
Senior secured	7.8%	6.5%
One stop	8.7%	8.1%
Subordinated debt(1)	8.0%	19.8%

(1)	Represents one portfolio company investment as of December 30, 2017.
Annualized income yields on one stop and other senior secured loans have increased for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 primarily due to the rise in LIBOR. As of December 31, 2018, we have two subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of subordinated debt investments, quarterly income yields on subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2018 and 2017:

	For the three months ended December 31,		Variances
	2018	2017	2018 vs. 2017
	(In thousands)
Interest and other debt financing expenses	$9,290	$6,326	$2,964
Amortization of debt issuance costs	1,668	553	1,115
Base management fee, net of waiver	4,486	3,626	860
Income Incentive Fee, net of waiver	3,411	2,853	558
Capital Gain Incentive Fee, net of waiver	(867)	385	(1,252)
Professional fees	765	522	243
Administrative service fee	651	495	156
General and administrative expenses	48	53	(5)
Net expenses	$19,452	$14,813	$4,639
Average debt outstanding	$821,252	$694,299	$126,953

Interest Expense

Interest and other debt financing expenses increased by $3.0 million from the three months ended December 31, 2017 to the three months ended December 31, 2018 primarily due to an increase in the weighted average of outstanding borrowings from $694.3 million for the three months ended December 31, 2017 to $821.3 million for the three months ended December 31, 2018 and an increase in LIBOR, which is the index that determines the interest rate on our floating rate liabilities. The increase in our weighted average debt outstanding was driven by an increase in the weighted average debt outstanding balance under our senior secured revolving credit facility by and among our wholly-owned subsidiary GCIC Funding LLC, or GCIC Funding, Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, or, as amended, the Credit Facility, from $366.8 million for the three months ended December 31, 2017 to $415.6 million for the three months ended December 31, 2018. The amortization of debt issuance costs increased by $1.1 million from the three months ended December 31, 2017 to the three months ended December 31, 2018 primarily attributable to a one-time acceleration of $1.3 million in deferred financing costs associated with the early redemption of notes issued under the 2016 Debt Securitization. This redemption was done in connection with the execution of the 2018 Debt Securitization. This one-time charge will be offset in future quarters as the weighted average interest rate on the 2018 Debt Securitization notes is approximately 73 basis points lower than the weighted average interest rate on the 2016 Debt Securitization notes at the time of their redemption. The effective annualized average interest rate on our outstanding debt increased to 5.3% for the three months ended December 31, 2018 from 3.9% for the three months ended December 31, 2017 primarily due to the increase in amortization of debt issuance costs and LIBOR.

Management Fees

The base management fee increased as a result of a sequential increase in average assets from the three months ended December 31, 2017 to the three months ended December 31, 2018.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $0.6 million from the three months ended December 31, 2017 to the three months ended December 31, 2018 primarily as a result of the $316 million increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements). For the three months ended December 31, 2018 and 2017, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee earned by GC Advisors as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 15.0%.

We recorded a reversal in accrual for the capital gain incentive fee under GAAP of $1.2 million, or $0.02 per share for the three months ended December 31, 2018. We recorded an accrual for the capital gain incentive fee under GAAP of $0.4 million, or less than $0.01 per share for the three months ended December 31, 2017. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

As of December 31, 2018 and September 30, 2018, the cumulative capital gain incentive fee accrual in accordance with GAAP was $1.4 million and $2.3 million, respectively, of which $0 and $0, respectively, was payable as a Capital Gain Incentive Fee pursuant to the Investment Advisory Agreement.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.4 million from the three months ended December 31, 2017 to the three months ended December 31, 2018. These increases are associated with increased costs to service a growing portfolio. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three months ended December 31, 2018 were $0.2 million. Total expenses reimbursed by us to the Administrator for the three months ended December 31, 2017 were $0.5 million.

As of December 31, 2018 and September 30, 2018, included in accounts payable and accrued expenses were $0.8 million and $0.2 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended December 31,		Variances
	2018	2017	2018 vs. 2017
	(In thousands)
Net realized gain (loss) on investments	$38	$(449)	$487
Foreign currency transactions	(15)	(37)	22
Net realized gain (loss) on investments and foreign currency transactions	$23	$(486)	$509
Unrealized appreciation on investments	14,610	6,360	8,250
Unrealized (depreciation) on investments	(16,471)	(4,593)	(11,878)
Unrealized appreciation on investments in GCIC SLF (1)	130	744	(614)
Unrealized appreciation on foreign currency translation	253	8	245
Net change in unrealized appreciation (depreciation) on investments, investments in GCIC SLF, and foreign currency	$(1,478)	$2,519	$(3,997)

(1)	Unrealized appreciation on investments in GCIC SLF includes our investment in LLC equity interests in GCIC SLF.

(2)	Unrealized (depreciation) on investments in GCIC SLF includes our investment in LLC equity interests in GCIC SLF.
For the three months ended December 31, 2018, we had a net realized gain on investments and foreign currency transactions of less than $0.1 million primarily due to realized gains on the sale of equity investments in three portfolio companies.

For the three months ended December 31, 2018, we had $16.5 million in unrealized depreciation on 172 portfolio company investments, which was partially offset by $14.6 million in unrealized appreciation on 157 portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts, and negative credit related adjustments that caused a reduction in fair value in several portfolio company investments during the three months ended December 31, 2018.

For the three months ended December 31, 2018, we had $0.1 million in unrealized appreciation on our investment in GCIC SLF LLC equity interests, which was primarily driven by net negative credit related adjustments associated with GCIC SLF's investment portfolio netted against net investment income at GCIC SLF.

For the three months ended December 31, 2017, we had a net realized loss of $0.5 million primarily due to the realized loss on the write off on one non-accrual portfolio company investment that was partially offset by realized gains resulting from the sale of portfolio company investments to GCIC SLF and the sale of two equity investments above their fair value.

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

Liquidity and Capital Resources

For the three months ended December 31, 2018, we experienced a net increase in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents of $43.6 million. During the period we used $173.9 million in operating activities, primarily as a result of fundings of portfolio investments of $230.1 million, partially offset by proceeds from principal payments and sales of portfolio investments of $39.2 million and net investment income of $20.2 million. Lastly, cash provided by financing activities was $217.5 million, primarily driven by borrowings on debt of $790.9 million and proceeds from the issuance of common shares of $110.3 million that were partially offset by repayments of debt of $692.2 million and distributions paid of $10.5 million.

For the three months ended December 31, 2017, we experienced a net decrease in cash, cash equivalents and restricted cash and cash equivalents of $16.0 million. During the period we used $95.7 million in operating activities, primarily as a result of fundings of portfolio investments of $202.5 million, partially offset by proceeds from principal payments and sales of portfolio investments of $90.7 million and net investment income of $15.8 million. Lastly, cash provided by financing activities was $79.7 million, primarily driven by borrowings on debt of $129.8 million and proceeds from the issuance of common shares of $34.4 million that were partially offset by repayments of debt of $75.4 million and distributions paid of $9.1 million.

As of December 31, 2018 and September 30, 2018, we had cash, cash equivalents and foreign currencies of $27.3 million and $14.7 million, respectively. In addition, we had restricted cash and cash equivalents and foreign currencies of $54.8 million and $23.9 million as of December 31, 2018 and September 30, 2018, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of December 31, 2018, $3.7 million and $28.6 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the GCIC 2016 Debt Securitization and GCIC 2018 Debt Securitization, respectively, which are described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the GCIC 2016 and GCIC 2018 Debt Securitization. As of December 31, 2018, $11.0 million of our restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility, as well as for the payment of interest expense and revolving debt of the Credit Facility. As of December 31, 2018, $11.5 million of our restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the DB Credit Facility, as well as for the payment of interest expense and revolving debt of the DB Credit Facility.

As of December 31, 2018, the Credit Facility allowed GCIC Funding to borrow up to $275.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2018 and September 30, 2018, we had $253.7 million and $342.7 million outstanding under the Credit Facility, respectively. As of December 31, 2018 and September 30, 2018, subject to leverage and borrowing base restrictions, we had approximately $21.3 million and $77.3 million, respectively, of remaining commitments and $7.2 million and $59.0 million, respectively, of availability on the Credit Facility.

As of December 31, 2018, our revolving credit facility with Sumitomo Mitsui Banking Corporation as administrative agent, sole lead arranger and sole manager, or, as amended, the SMBC Revolver, allowed us to borrow up to $60.6 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of each of December 31, 2018 and September 30, 2018, we had $60.6 million and $75.0 million outstanding under the SMBC Revolver. As of each of December 31, 2018 and September 30, 2018, subject to leverage and borrowing base restrictions, we had $0 of remaining commitments and $0 of availability under the SMBC Revolver.

As of December 31, 2018, our senior secured revolving credit facility with Deutsche Bank AG, New York Branch, as facility agent, or the DB Credit Facility, allowed us to borrow up to $250.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2018, we had $0 outstanding under the DB Credit Facility. As of December 31, 2018, subject to leverage and borrowing base restrictions, we had approximately $250.0 million of remaining commitments and no availability on the DB Credit Facility. The DB Credit Facility was not outstanding as of September 30, 2018.

As of December 31, 2018, we were permitted to borrow up to $40.0 million at any one time outstanding, under the terms of the revolving line of credit with GC Advisors, or, as amended, the Revolver. We entered into the Revolver in order to have the ability to borrow funds on a short-term basis and have in the past, and generally intend in the future, that borrowings under the Revolver will be repaid within the same quarter in which they are drawn. As of each of December 31, 2018 and September 30, 2018, we had no amounts outstanding under the Revolver.

On August 16, 2016, we completed the GCIC 2016 Debt Securitization in which the GCIC 2016 Issuer issued an aggregate of $410.1 million of notes, or the GCIC 2016 Notes, including $220.0 million of Class A GCIC 2016 Notes, which bore interest at a rate of three-month LIBOR plus 2.15%, $32.5 million of Class B GCIC 2016 Notes, which bore interest at a rate of three-month LIBOR plus 3.00%, $42.3 million of Class C GCIC 2016 Notes, which bore interest at a rate of three-month LIBOR plus 3.10%, and $28.6 million of Class D GCIC 2016 Notes, which bore interest at a rate of three-month LIBOR plus 3.25%, and $86.7 million of LLC equity interests in the GCIC 2016 Issuer that do not bear interest. We retained all of the Class C and Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 Issuer totaling $42.3 million, $28.6 million and $86.7 million, respectively. In connection with the notes issued by the 2018 Debt Securitization, we redeemed all of the outstanding notes under the 2016 Debt Securitization and following such redemption, the agreements governing the 2016 Debt Securitization were terminated. The Class A and Class B GCIC 2016 Notes are included in the September 30, 2018 Consolidated Statements of Financial Condition as our debt and the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 issuer were eliminated in consolidation. As of December 31, 2018 and September 30, 2018, we had outstanding debt under the GCIC 2016 Debt Securitization of $0 and $252.5 million, respectively.

As of December 31, 2018, the GCIC 2016 Notes were no longer outstanding. As of September 30, 2018, there were 93 portfolio companies with a total fair value of $391,419 securing the GCIC 2016 Notes. The pool of loans in the GCIC 2016 Debt Securitization was required to meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

On December 13, 2018, we completed the GCIC 2018 Debt Securitization. Term debt securitizations are also known as CLOs and are a form of secured financing incurred by us, which is consolidated by us and subject to our overall asset coverage requirements. The notes offered in the GCIC 2018 Debt Securitization, or the GCIC 2018 Notes were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. GCIC CLO II Depositor LLC, or the GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, we indirectly retained all of the Class B-2, C and D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes totaling $27,000, $95,000, $60,000, and $179,695, respectively. The Class A-1, Class A-2 and Class B-1 GCIC 2018 Notes are included in the December 31, 2018 Consolidated Statements of the Company. As of December 31, 2018 the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

As part of each of the 2016 GCIC Debt Securitization and the 2018 GCIC Debt Securitization, GCIC entered into master loan sale agreements under which GCIC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2016 GCIC Issuer and the 2018 GCIC Issuer, as applicable, and to purchase or otherwise, directly or indirectly, acquire the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes, LLC equity interests in the GCIC 2016 Issuer, Class B-2 GCIC 2018 Notes, Class C GCIC 2018 Notes, Class D GCIC 2018 Notes and Subordinated GCIC 2018 Notes, as applicable. As of December 31, 2018, the GCIC 2016 Notes were no longer outstanding and the GCIC 2018 Notes (other than the Subordinated GCIC 2018 Notes) were the secured obligations of the GCIC 2018 Issuer. The indenture that governed the GCIC 2016 Notes and the indenture governing the GCIC 2018 Notes each include customary covenants and events of default.

As of December 31, 2018 and September 30, 2018, we had investor capital subscriptions totaling $1,117.6 million and $1,136.9 million, respectively, of which $953.1 million and $841.6 million, respectively, had been called and contributed, leaving $164.5 million and $295.4 million of uncalled investor capital subscriptions, respectively. Prior to the completion of a public offering or other liquidity event, we expect to target a leverage ratio of between 0.85x to 0.90x and may issue capital calls to stock holders as our leverage ratio is at or approaching its target.

GC Advisors has determined that it is possible that not all remaining undrawn commitments to purchase our common stock will be drawn prior to a public offering or other liquidity event, and as a result, we expect to reach agreements from time to time with one or more stockholders to cancel all or a portion of their remaining undrawn commitments. We do not expect such agreements to be material to us, individually or in the aggregate. On January 1, 2018 and April 1, 2018, we reached agreements to cancel undrawn subscriptions totaling $55.8 million and $20.7 million in the aggregate, respectively. Additionally, as of December 31, 2018 undrawn subscriptions totaling $19.3 million had expired pursuant to the terms of the respective subscription agreements. On May 4, 2018, our board of directors authorized us to negotiate from time to time certain repurchases shares of our common stock in an aggregate amount not to exceed $100 million at prices not in excess of the most recently computed net asset value of common stock at the time of any such repurchase. Effective July 1, 2018, we entered into agreements with certain stockholders to repurchase 1,706,418.667 shares of common stock at a net asset value per share of $15.00 totaling $25.6 million in the aggregate.

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act, or SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We are still evaluating the merits of operating with a higher leverage ratio, and have not sought or obtained either approval and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of December 31, 2018, our asset coverage for borrowed amounts was 219.0%.

As of December 31, 2018 and September 30, 2018, we had outstanding commitments to fund investments, excluding our investment in GCIC SLF, totaling $223.7 million and $205.5 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2018 and September 30, 2018, respectively, subject to the terms of each loan’s respective credit agreement. As of December 31, 2018, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility, DB Credit Facility, SMBC Revolver and Revolver, ongoing principal repayments on debt investments assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of December 31, 2018 and September 30, 2018 we had investments in 200 and 186 portfolio companies, respectively, with a total fair value of $1,817.6 million and $1,624.5 million, respectively. As of December 31, 2018 and September 30, 2018, we had investments in GCIC SLF with a total fair value of $50.1 million and $49.9 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2018 and 2017:

	For the three months ended December 31,
	2018		2017
	New Commitments (In thousands)	Percentage of Commitments	New Commitments (In thousands)	Percentage of Commitments
Senior secured	$45,920	17.5%	$56,324	24.2%
One stop	210,685	80.2	169,015	72.8
Subordinated debt	96	0.0 *	—	—
LLC equity interests in GCIC SLF(1)	—	—	5,513	2.4
Equity	6,124	2.3	1,397	0.6
Total new investment commitments	$262,825	100.0%	$232,249	100.0%

* Represents an amount less than 0.1%.

(1)
GCIC SLF’s proceeds from the LLC equity interests were utilized by GCIC SLF to invest in senior secured loans. As of December 31, 2018, GCIC SLF had investments in senior secured loans to 32 different borrowers.

For the three months ended December 31, 2018 and 2017, we had approximately $38.5 million and $71.7 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three months ended December 31, 2018 and 2017, we had sales of securities in 9 and 15 portfolio companies aggregating approximately $0.7 million and $19.0 million, respectively, in net proceeds.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2018 (1)			As of September 30, 2018 (1)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$230,944	$228,492	$230,134	$207,782	$205,615	$206,557
Non-accrual (2)	11,738	11,719	5,275	8,607	8,593	4,478
One stop:
Performing	1,557,060	1,539,269	1,546,621	1,392,834	1,376,080	1,384,183
Non-accrual (2)	1,127	1,102	494	1,127	1,101	719
Subordinated debt:
Performing	587	587	783	280	280	280
LLC equity interests in GCIC SLF (3)	N/A	48,356	50,069	N/A	48,356	49,939
Equity	N/A	28,543	34,277	N/A	23,097	28,282
Total	$1,801,456	$1,858,068	$1,867,653	$1,610,630	$1,663,122	$1,674,438

(1)	20 and 24 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of December 31, 2018 and September 30, 2018, respectively.

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
As of December 31, 2018, we had five debt investments on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 0.7% and 0.3%, respectively.  As of September 30, 2018, we had three debt investments on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 0.6% and 0.3%, respectively. As of December 31, 2018 and September 30, 2018, the fair value of our debt investments as a percentage of the outstanding principal value was 99.4% and 99.1%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate investments and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2018 and 2017:

	For the three months ended December 31,
	2018	2017
Weighted average rate of new investment fundings	7.8%	7.5%
Weighted average spread over LIBOR of new floating rate investment fundings	5.5%	6.0%
Weighted average rate of new fixed rate investment fundings	11.0%	N/A
Weighted average fees of new investment fundings	1.2%	1.3%
Weighted average rate of sales and payoffs of portfolio investments(1)	8.7%	7.1%
Weighted average annualized income yield (2)	8.6%	7.9%

(1)	Excludes exits on investments on non-accrual status.

(2)
Represents income from interest, and fees, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning debt investments and does not represent a return to any investor in us.

As of December 31, 2018, 97.3% and 97.3% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2018, 98.8% and 98.8% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2018 and September 30, 2018, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding GCIC SLF and its underlying borrowers) was $25.3 million and $26.6 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2018 and September 30, 2018:

	December 31, 2018		September 30, 2018
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$125,713	6.7%	$104,563	6.3%
4	1,603,406	85.9	1,439,656	86.0
3	119,105	6.4	110,695	6.6
2	19,428	1.0	18,813	1.1
1	1	0.0 *	711	0.0 *
Total	$1,867,653	100.0%	$1,674,438	100.0%

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

As of December 31, 2018, GCIC SLF is capitalized by LLC equity interest subscriptions from its members. On December 14, 2016, the GCIC SLF investment committee approved the recapitalization of the commitments. As of December 31, 2018 and September 30, 2018, we and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests. GCIC SLF’s profits and losses are allocated to us and Aurora in accordance with our respective ownership interests.
As of December 31, 2018 and September 30, 2018, GCIC SLF had the following commitments from its members (in the aggregate):

	As of December 31, 2018		As of September 30, 2018
	Committed	Funded(1)	Committed	Funded(1)
	(In thousands)		(In thousands)
LLC equity commitments	$125,000	$55,264	$125,000	$55,264
Total	$125,000	$55,264	$125,000	$55,264

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

As of December 31, 2018, the reinvestment period for the senior secured revolving credit facility, or, as amended, the GCIC SLF Credit Facility, that GCIC Senior Loan Fund II, LLC, or GCIC SLF II, a wholly-owned subsidiary of GCIC SLF, entered into with Wells Fargo Bank, N.A., had ended and the maximum commitment under the GCIC SLF Credit Facility was equal to advances outstanding. The reinvestment period of the GCIC SLF Credit Facility ended September 27, 2018, and as of December 31, 2018, the maximum commitment is equal to advances outstanding. The stated maturity date is September 28, 2022. As of December 31, 2018 and September 30, 2018, GCIC SLF II had outstanding debt under the GCIC SLF Credit Facility of $73.5 million and $79.7 million, respectively.

Through the reinvestment period, borrowings under the GCIC SLF Credit Facility bore interest at one-month LIBOR plus a rate between 1.75% and 2.05% per annum, depending on the composition of the collateral asset portfolio. Following the expiration of the reinvestment period, borrowings under the GCIC SLF Credit Facility bear interest at one-month LIBOR plus 2.05%.

As of December 31, 2018 and September 30, 2018, GCIC SLF had total assets at fair value of $130.9 million and $136.6 million, respectively. As of December 31, 2018 and September 30, 2018, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of December 31, 2018 and September 30, 2018, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $11.0 million and $11.5 million, respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of December 31, 2018 and September 30, 2018:

	As of December 31, 2018	As of September 30, 2018
	(Dollars in thousands)
Senior secured loans (1)	$127,307	$134,270
Weighted average current interest rate on senior secured loans (2)	7.7%	7.4%
Number of borrowers in GCIC SLF	32	33
Largest portfolio company investments (1)	$8,307	$8,357
Total of five largest portfolio company investments (1)	$34,114	$33,966

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

GCIC SLF Investment Portfolio as of December 31, 2018
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
1A Smart Start LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	7.0%	$1,925	$1,918
Aimbridge Hospitality, LLC(3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.5	5,925	5,925
Aimbridge Hospitality, LLC(3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.5	236	236
Boot Barn, Inc.(3)	Retail Stores	Senior loan	06/2021	7.3	5,001	5,001
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.6	3,800	3,797
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	N/A(4)	—	—
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.3	5,933	5,933
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	8.2	25	25
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	8.0	2,023	2,023
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	8.0	1,019	1,019
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.3	2,069	2,069
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.3	1,040	1,040
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.3	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.3	40	40
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	N/A(4)	—	—
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.6	3,054	3,054
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.6	1,228	1,228
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.6	632	632
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.6	215	215
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.6	96	96
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.6	92	92
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	N/A(4)	—	—
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	N/A(4)	—	—
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.8	1,991	1,991
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	N/A(4)	—	—
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.6	2,656	2,656
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.6	737	737
Flexan, LLC(3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	10.0	136	136
G & H Wire Company, Inc(3)	Healthcare, Education and Childcare	Senior loan	09/2023	8.4	5,754	5,754
Gamma Technologies, LLC(3)	Electronics	Senior loan	06/2024	8.0	4,367	4,367
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	9.3	4,533	4,533
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	7.0	1,973	1,973
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	7.3	103	103
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	7.3	55	55
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2020	N/A(4)	—	—
Mills Fleet Farm Group LLC(3)	Retail Stores	Senior loan	10/2024	8.8	6,000	6,000
NBC Intermediate, LLC	Beverage, Food and Tobacco	Senior loan	09/2023	6.8	2,565	2,565
NBC Intermediate, LLC	Beverage, Food and Tobacco	Senior loan	09/2023	N/A(4)	—	—
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.5	4,950	4,950
Polk Acquisition Corp.(3)	Automobile	Senior loan	06/2022	7.5	8,189	8,026
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.8	65	63
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.5	53	52
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	9.0	2,445	2,420

GCIC SLF Investment Portfolio as of December 31, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.0%	$370	$366
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.0	148	146
Pyramid Healthcare, Inc.(5)	Healthcare, Education and Childcare	Senior loan	08/2020	N/A(4)	—	(2)
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.4	5,955	5,955
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.4	625	625
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.4	542	542
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.8	246	246
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	N/A(4)	—	—
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	7.1	3,280	3,280
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2021	7.1	25	25
Rubio's Restaurants, Inc(3)	Beverage, Food and Tobacco	Senior loan	10/2019	8.1	1,654	1,654
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.8	1,276	1,276
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	8.5	411	411
Saldon Holdings, Inc. (3)	Diversified/Conglomerate Service	Senior loan	09/2022	6.8	1,811	1,811
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2022	N/A(4)	—	—
SEI, Inc.(3)	Electronics	Senior loan	07/2023	7.8	4,761	4,761
SEI, Inc.	Electronics	Senior loan	07/2023	N/A(4)	—	—
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	7.3	5,623	5,623
Self Esteem Brands, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	9.0	83	83
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.5	5,940	5,940
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.5	292	292
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.4	46	46
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.7	1,083	1,029
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.7	847	804
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.7	154	147
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.6	57	54
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.8	3,567	3,567
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	7.8	2,174	2,131
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	N/A(4)	—	—
WIRB-Copernicus Group, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2022	6.8	5,354	5,354
					$127,307	$126,948

(1)	Represents the weighted average annual current interest rate as of December 31, 2018. All interest rates are payable in cash.

(2)
Represents the fair value in accordance with Accounting Standards Codification, or ASC, Topic 820 - Fair Value Measurement, or ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The entire commitment was unfunded as of December 31, 2018. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

GCIC SLF Investment Portfolio as of September 30, 2018
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	7.0%	$1,337	$1,344
1A Smart Start LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.7	595	596
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.2	5,940	5,940
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.2	237	237
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	6.9	5,001	5,001
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.1	4,023	4,020
Captain D's, LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.7	5,947	5,947
Captain D's, LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.9	23	23
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.9	2,028	1,988
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.9	1,022	1,001
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.9	2,074	2,074
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.9	1,043	1,043
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.9	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.9	40	40
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	3,062	3,062
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	1,231	1,231
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	634	634
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	216	216
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	96	96
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	92	92
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.5	2,026	2,026
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	2,662	2,662
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	739	739
Flexan, LLC (3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.8	136	136
G & H Wire Company, Inc (3)	Healthcare, Education and Childcare	Senior loan	09/2023	8.0	5,769	5,769
Gamma Technologies, LLC (3)	Electronics	Senior loan	06/2024	7.7	4,378	4,378
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	9.0	4,887	4,887
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.7	1,973	1,973
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.7	103	103
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.7	55	55
Mills Fleet Farm Group LLC (3)	Retail Stores	Senior loan	02/2022	7.7	6,000	6,000
NBC Intermediate, LLC (3)	Beverage, Food and Tobacco	Senior loan	09/2023	6.5	2,634	2,608
NBC Intermediate, LLC (3)	Beverage, Food and Tobacco	Senior loan	09/2023	8.5	5	4
Pasternack Enterprises, Inc. and Fairview Microwave, Inc (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.2	4,963	4,938
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	7.2	8,211	8,211
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.5	93	93
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.2	53	53
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	8.8	2,451	2,451
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	8.8	166	166
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	8.8	148	148
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	8.8	109	109

GCIC SLF Investment Portfolio as of September 30, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3%	$5,970	$5,970
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	626	626
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	543	543
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.7	3,289	3,281
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2021	6.8	17	17
Rubio's Restaurants, Inc (3)	Beverage, Food and Tobacco	Senior loan	10/2019	7.6	1,659	1,659
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.6	1,311	1,311
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.6	257	257
Saldon Holdings, Inc. (3)	Diversified/Conglomerate Service	Senior loan	09/2022	6.4	1,893	1,884
SEI, Inc. (3)	Electronics	Senior loan	07/2023	7.5	5,178	5,178
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	7.0	5,776	5,776
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	5,955	5,955
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	292	292
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	46	46
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.9	1,086	1,064
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.9	851	834
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	156	153
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	58	57
Upstream Intermediate, LLC (3)	Healthcare, Education and Childcare	Senior loan	01/2024	6.6	3,576	3,576
Vendor Credentialing Service LLC (3)	Diversified/Conglomerate Service	Senior loan	11/2021	8.0	5,924	5,924
WHCG Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	03/2023	7.4	2,180	2,180
WIRB-Copernicus Group, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2022	6.5	5,367	5,367
					$134,270	$134,102

(1)	Represents the weighted average annual current interest rate as of September 30, 2018. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded as of September 30, 2018. As such, no interest is being earned on this investment.

As of each of December 31, 2018 and September 30, 2017, we have committed to fund $109.4 million of LLC equity interest subscriptions to GCIC SLF. As of December 31, 2018 and September 30, 2018, $48.4 million and $48.4 million, respectively, of our LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the three months ended December 31, 2018, we received $1.0 million and $1.1 million, respectively, in dividend income from the GCIC SLF LLC equity interests.

For the three months ended December 31, 2018, we earned an annualized total return on our weighted average capital invested in GCIC SLF of 8.2%. For the three months ended December 31, 2017, we earned an annualized total return on our weighted average capital invested in GCIC SLF of 10.1%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in GCIC SLF by the combined daily average of our investments in (1) the principal of the GCIC SLF subordinated notes, if any, and (2) the NAV of the GCIC SLF LLC equity interests.

See below for certain summarized financial information for GCIC SLF as of December 31, 2018 and September 30, 2018 and for the three months ended December 31, 2018 and 2017:

	As of December 31, 2018	As of September 30, 2018
	(In thousands)
Selected Balance Sheet Information:
Investments, at fair value	$126,948	$134,102
Cash and other assets	3,940	2,455
Total assets	$130,888	$136,557
Senior credit facility	$73,758	$79,650
Unamortized debt issuance costs	(519)	(569)
Other liabilities	428	403
Total liabilities	73,667	79,484
Members’ equity	57,221	57,073
Total liabilities and members' equity	$130,888	$136,557

	Three months ended December 31,
	2018	2017
	(In thousands)
Selected Statement of Operations Information:
Interest income	$2,573	$2,811
Fee income	—	7
Total investment income	2,573	2,818
Interest and other debt financing expense	954	1,193
Administrative service fee	60	54
Other expenses	25	34
Total expenses	1,039	1,281
Net investment income (loss)	1,534	1,537
Net change in unrealized appreciation (depreciation) on investments	(202)	605
Net increase in members' equity	$1,332	$2,142

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of December 31, 2018 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2018 Debt Securitization	$546.5	$—	$—	$—	$546.5
Credit Facility	253.7	—	—	253.7	—
DB Credit Facility	—	—	—	—	—
SMBC Revolver	60.6	60.6	—	—	—
Other short-term borrowings	24.7	24.7	—	—	—
Unfunded commitments (1)	223.7	223.7	—	—	—
Total contractual obligations	$1,109.2	$309.0	$—	$253.7	$546.5

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in GCIC SLF, as of December 31, 2018. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2018, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2018 and September 30, 2018, we had outstanding commitments to fund investments, excluding our commitments to GCIC SLF, totaling $223.7 million and $205.5 million, respectively. We had commitments of up to $61.0 million and $61.0 million to GCIC SLF as of December 31, 2018 and September 30, 2018, respectively, which may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

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

•
GC Advisors serves as collateral manager to the GCIC 2018 Issuer under the 2018 GCIC Collateral Management Agreement and receives a fee for providing these services that is offset against the base management fee payable by us under the Investment Advisory Agreement.

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

•
Immediately prior to our election to be regulated as a business development company, we acquired our initial portfolio of investments by purchasing (1) all of the outstanding equity interests of GCIC Holdings LLC, or

GCIC Holdings, and GCIC Funding from GEMS Fund, L.P., a Delaware limited partnership whose general partner is controlled by GC Advisors, and (2) loans from certain unaffiliated third-party investors. At the time of our acquisition of their respective equity interests, the only assets (other than certain cash and cash equivalents) of GCIC Funding and GCIC Holdings were one stop and other senior secured loans to U.S. middle-market companies consistent with our investment objectives and strategies. Each of the loans acquired in our formation transactions had been underwritten by GC Advisors at the time of origination or acquisition using the same criteria and standards as GC Advisors uses in connection with the origination or acquisition of loans for us.

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to GBDC, a publicly-traded business development company (NASDAQ: GBDC) and Golub Capital BDC 3, Inc., an unlisted business development company, each of which focuses on investing primarily in one stop and other senior secured loans of U.S. middle-market companies. In addition, our officers and directors serve in similar capacities for GBDC and Golub Capital BDC 3, Inc. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of these other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during each of the three months ended December 31, 2018 and 2017. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2018 and September 30, 2018, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $5.8 million and $5.2 million as of December 31, 2018 and September 30, 2018, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2018 and September 30, 2018, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.00% and 1.00%, respectively. In addition, the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily, the SMBC Revolver has a floating interest rate provision based on one-month LIBOR that resets monthly, the DB Credit Facility has a floating interest rate provision that resets daily, and the Class A-1 and B-1 GCIC 2018 Notes issued as part of the GCIC 2018 Debt Securitization have floating interest rate provisions based on three-month LIBOR that reset quarterly. Prior to their redemption on December 23, 2018 the Class A and B GCIC 2016 Notes issued as part of the GCIC 2016 Debt Securitization had floating interest rate provisions based on three-month LIBOR that reset quarterly. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that interim and unaudited Consolidated Statement of Financial Condition as of December 31, 2018 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(4,468)	$(1,420)	$(3,048)
Up 50 basis points	8,936	2,841	6,095
Up 100 basis points	17,874	5,682	12,192
Up 150 basis points	26,810	8,523	18,287
Up 200 basis points	35,747	11,364	24,383

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2018, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the GCIC 2018 Debt Securitization, the Credit Facility, DB Credit Facility, the Revolver, the SMBC Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4: Controls and Procedures.

As of December 31, 2018 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A: Risk Factors.

Except as set forth below, there have been no material changes during the three months ended December 31, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2018.

You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value (“NAV”) could decline, and you may lose all or part of your investment. The risk factors described below and in our Annual Report on Form 10-K for the year ended September 30, 2018 are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Relating to the Merger

Because the market price of GBDC’s common stock will fluctuate, the Company’s common stockholders cannot be sure of the market value of the Merger Consideration they will receive until the closing of the Merger.

The market value of the shares of GBDC’s common stock to be received by the Company’s common stockholders (together with cash to be received by Company common stockholders in lieu of fractional shares, the “Merger Consideration”) may vary from the closing price of GBDC’s common stock on the date the Merger was announced, on the date of the filing of this Quarterly Report on Form 10-Q, on the date that GBDC and the Company’s joint proxy statement/prospectus (as amended from time to time, the “Joint Proxy Statement/Prospectus”) is mailed to stockholders, on the date of the Company’s special meeting of stockholders or the date of GBDC’s special meeting of stockholders and on the date the Merger is completed and thereafter. Any change in the market price of GBDC’s common stock prior to completion of the Merger will affect the market value of the Merger Consideration that the Company’s stockholders will receive upon completion of the Merger. In addition, if the market price of GBDC’s common stock were to decrease such that the product of the Exchange Ratio and the greater of (i) the closing market price and (ii) the NAV per share of GBDC’s common stock is less than the NAV per share of the Company’s common stock, the conditions to closing of the Initial Merger would not be satisfied, and the Merger would not close, even if all of the proposals considered at GBDC’s special meeting of stockholders and the Company’s special meeting of stockholders were approved by the stockholders of GBDC and the Company, respectively.

Accordingly, at the time of the Company’s special meeting of stockholders, the Company’s stockholders will not know or be able to calculate the market price of the Merger Consideration they would receive upon completion of the Merger. Neither the Company nor GBDC is permitted to terminate the Merger Agreement or resolicit the vote of their respective stockholders solely because of changes in the market price of shares of GBDC’s common stock after the Company’s special meeting of stockholders.

The market price and liquidity of the market for GBDC’s common stock may be significantly affected by numerous factors, some of which are beyond GBDC’s control and may not be directly related to GBDC’s operating performance.

These factors include, but are not limited to:

•
significant volatility in the market price and trading volume of securities of business development companies or other companies in GBDC’s sector, which are not necessarily related to the operating performance of the companies;

•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and business development companies;

•	loss of GBDC’s qualification as a RIC or business development company;

•	changes in market interest rates and decline in the prices of debt;

•	changes in earnings or variations in operating results;

•	changes in the value of GBDC’s portfolio investments;

•	changes in accounting guidelines governing valuation of GBDC’s investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of the Investment Adviser’s or any of its affiliates’ key personnel;

•	operating performance of companies comparable to GBDC;

•	general economic trends and other external factors; and

•	loss of a major funding source.

If the Merger does not close, the Company will not benefit from the expenses incurred in its pursuit.

The Merger may not be completed. If the Merger is not completed, the Company will have incurred substantial expenses for which no ultimate benefit will have been received. The Company has incurred out-of-pocket expenses in connection with the Merger for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Merger is not completed.

The termination of the Merger Agreement could negatively impact the Company.

If the Merger Agreement is terminated, there may be various consequences, including:

•
the Company’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger;

•	the market price of GBDC’s common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Merger will be completed;

•	the Company may not be able to find a party willing to pay an equivalent or more attractive price than the price GBDC agreed to pay in the Merger; and

•	the payment of any termination fee, if required under the circumstances, could adversely affect the financial condition and liquidity of the Company.

Under certain circumstances, the Company is obligated to pay GBDC a termination fee upon termination of the Merger Agreement.

No assurance can be given that the Merger will be completed. The Merger Agreement provides for the payment, subject to applicable law, by the Company of a termination fee of $29 million to GBDC if the Merger Agreement is terminated by the Company under certain circumstances, including if:

(i)	(a) the Board has changed its recommendation in favor of the proposals for its stockholders set forth in the Joint Proxy Statement/Prospectus and/or has approved an alternative takeover proposal;
(b) the Company fails to recommend that its stockholders vote in favor of the proposals for its stockholders set forth in the Joint Proxy Statement/Prospectus;

(c) a takeover proposal by a third-party is announced and the Board fails to reaffirm its recommendation that the Company’s stockholders vote in favor of the proposals for the Company’s stockholders set forth in the Joint Proxy Statement/Prospectus; or

(d) a tender or exchange offer for the Company’s common stock is initiated by a third-party, and the Board does not recommend rejection of such tender or exchange offer;

(ii)	the Company materially breaches any of its obligations relating to the solicitation and administration of takeover proposals from third parties; or

(iii)
(1) the Merger is not completed by November 27, 2019, the Company’s stockholders or GBDC’s stockholders, as applicable, do not approve the applicable proposals set forth in the Joint Proxy Statement/Prospectus at their respective special meetings, or the Company or GBDC, as applicable, willfully or intentionally breaches its representations, warranties, covenants or agreements in the Merger Agreement,

(2) an alternative takeover proposal of the Company is disclosed after the date of the Merger Agreement; and

(3) the Company enters into an agreement with respect to such takeover proposal within twelve months after the Merger Agreement is terminated and such takeover is subsequently completed, subject to applicable law.

See “Description of the Merger Agreement-Termination of the Merger Agreement” in the Joint Proxy Statement/Prospectus for a discussion of the circumstances that could result in the payment of a termination fee.

The Merger Agreement limits the ability of the Company to pursue alternatives to the Merger.

The Merger Agreement contains provisions that limit the Company’s ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the Company. These provisions, which are typical for transactions of this type, and include a $29 million termination fee payable under certain circumstances, might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Merger or might result in a potential competing acquiror proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay.

The Merger is subject to closing conditions, including stockholder approvals, that, if not satisfied or waived, will result in the Merger not being completed, which may result in material adverse consequences to the Company’s business and operations.

The Merger is subject to closing conditions, including certain approvals of the Company’s and GBDC’s respective stockholders that, if not satisfied, will prevent the Merger from being completed. The closing condition that the Company’s stockholders approve the Merger may not be waived under applicable law and must be satisfied for the Merger to be completed. The Company currently expects that all directors and executive officers of the Company will vote their shares of the Company’s common stock in favor of the proposals presented at the Company’s special meeting of stockholders. If the Company’s stockholders do not approve the Merger and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on the Company’s business and operations. The closing condition that GBDC’s stockholders approve certain proposals at the GBDC special meeting of stockholders as described in the Merger Agreement may not be waived under applicable law and must be satisfied for the Merger to be completed. In addition, closing of the Merger is conditioned upon approval by GBDC’s stockholders of a new investment advisory agreement between GBDC and the Investment Adviser to take effect upon closing of the Merger. If GBDC’s stockholders do not approve each of the matters required in order for closing of the Merger and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on the Company’s business and operations. In addition to the required approvals of the Company’s and GBDC’s stockholders, the Merger is subject to a number of other conditions beyond the Company’s and GBDC’s control that may prevent, delay or otherwise materially adversely affect its completion. Neither the Company nor GBDC can predict whether and when these other conditions will be satisfied.

The Company and GBDC are subject to operational uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger may have an adverse effect on the Company and GBDC and, consequently, on the combined company following completion of the Merger. These uncertainties may cause those that deal with the Company and GBDC to seek to change their existing business relationships with the Company and GBDC, respectively. In addition, the Merger Agreement restricts the Company and GBDC from taking actions that they might otherwise consider to be in their best interests. These restrictions may prevent the Company and GBDC from pursuing certain business opportunities that may arise prior to the completion of the Merger. Please see the section entitled “Description of the Merger Agreement-Conduct of Business Pending Completion of the Merger” in the Joint Proxy Statement/Prospectus for a description of the restrictive covenants to which the Company is subject.

The Company and GBDC may waive one or more conditions to the Merger without resoliciting stockholder approval.

Certain conditions to the Company’s and GBDC’s obligations to complete the Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of the Company and GBDC. In the event that any such waiver does not require resolicitation of stockholders, the parties to the Merger Agreement will have the discretion to complete the Merger without seeking further stockholder approval. The conditions requiring the approval of the Merger by the Company’s stockholders, however, cannot be waived.

The shares of GBDC’s common stock to be received by the Company’s stockholders as a result of the Merger will have different rights associated with them than shares of the Company’s common stock currently held by them.

The rights associated with the Company’s common stock are different from the rights associated with GBDC’s common stock. See “Comparison of GBDC and GCIC Stockholder Rights” in the Joint Proxy Statement/Prospectus for more information.

The market price of GBDC’s common stock after the Merger may be affected by factors different from those affecting GBDC’s common stock currently.

The businesses of the Company and GBDC differ in some respects and, accordingly, the results of operations of the combined company and the market price of GBDC’s common stock after the Merger may be affected by factors different from those currently affecting the independent results of operations of each of the Company and GBDC. These factors include a larger stockholder base and a different capital structure.

Accordingly, the historical trading prices and financial results of GBDC may not be indicative of these matters for the combined company following the Merger. For a discussion of the business of GBDC and of certain factors to consider in connection with its business, see “Business of Golub Capital BDC, Inc.” in the Joint Proxy Statement/Prospectus. For a discussion of the business of the Company and of certain factors to consider in connection with its business, see “Business of Golub Capital Investment Corporation” in the Joint Proxy Statement/Prospectus. As described elsewhere in this Quarterly Report on Form 10-Q, the Joint Proxy Statement/Prospectus and the Company’s other filings with the SEC, the risks associated with an investment in the Company and GBDC are substantially identical.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

2.1
Agreement and Plan of Merger, by and among Golub Capital BDC, Inc., Golub Capital Investment Corporation, Fifth Ave Subsidiary Inc., GC Advisors, LLC, and solely for purposes of Section 1.9, Golub Capital LLC, dated as of November 27, 2018 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No 814-01128), filed on November 28, 2018).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of December 21, 2018, by and among Golub Capital Investment Corporation, Golub Capital BDC, Inc., Fifth Ave Subsidiary Inc., GC Advisors LLC, and Golub Capital LLC (Incorporated by reference to Exhibit 4(b) to the Registration Statement on Form N-14 (File No. 333-228998), filed by Golub Capital BDC, Inc. on December 21, 2018).

10.1
Joinder Supplement, dated as of November 2, 2018, by and among GCIC Funding LLC, as the Borrower, Wells Fargo Bank, N.A., as an Institutional Lender and Wells Fargo Bank, N.A., as the Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01128), filed on November 7, 2018).

10.2
Note Purchase Agreement, dated December 13, 2018, by and among GCIC CLO II LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.3
Indenture, dated December 13, 2018, by and between GCIC CLO II LLC and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.4
Collateral Management Agreement, dated December 13, 2018, by and between GCIC CLO II LLC and GC Advisors LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.5
Master Loan Sale Agreement by and among Golub Capital Investment Corporation, as the seller, GC Advisors LLC, as the closing date seller, GCIC CLO II LLC, as the buyer, and GCIC Funding LLC, as the warehouse borrower, dated as of December 13, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.6
Master Loan Sale Agreement by and among Golub Capital Investment Corporation, as the seller, GCIC CLO II Depositor LLC, as the intermediate seller, and GCIC CLO II LLC, as the buyer, dated as of December 13, 2018 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.7
Termination and Release of Security Interest Letter Agreement, dated as of December 13, 2018, pursuant to the Amended and Restated Loan and Servicing Agreement, dated as of May 13, 2015 and as amended, modified, supplemented or restated, by and among GCIC Funding LLC, as the borrower, Golub Capital Investment Corporation, as the transferor, GC Advisors LLC, as the servicer, the institutional lenders identified therein, and Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian, and administrative agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.8
Loan Financing and Servicing Agreement, dated as of December 31, 2018, by and among GCIC Funding II LLC, as borrower, Golub Capital Investment Corporation, as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01128), filed on January 7, 2019).

10.9
Sale and Contribution Agreement, dated as of December 31, 2018, between Golub Capital Investment Corporation, as seller, and GCIC Funding II LLC, as purchaser. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01128), filed on January 7, 2019).

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

Golub Capital Investment Corporation

Dated: February 11, 2019	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 11, 2019	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)