Form 10-Q
period 2019-03-31
GOLUB CAPITAL INVESTMENT Corp
filed 2019-05-13
CIK 1627515

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

As of May 13, 2019, the Registrant had 75,425,292.661 shares of common stock, $0.001 par value, outstanding.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2019	September 30, 2018
Assets	(unaudited)
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,962,581	$1,620,783
Non-controlled affiliate company investments	4,467	3,716
Controlled affiliate company investments	49,800	49,939
Total investments at fair value (amortized cost of $2,007,430 and $1,663,122, respectively)	2,016,848	1,674,438
Cash and cash equivalents	6,911	14,443
Foreign currencies (cost of $239 and $216, respectively)	239	216
Restricted cash, cash equivalents and foreign currencies (cost of $88,259 and $23,857, respectively)	88,257	23,857
Interest receivable	7,626	5,813
Capital call receivable	—	189
Other assets	49	105
Total Assets	$2,119,930	$1,719,061
Liabilities
Debt	$993,713	$762,330
Less unamortized debt issuance costs	6,320	1,921
Debt less unamortized debt issuance costs	987,393	760,409
Interest payable	9,257	2,916
Distributions payable	12,962	11,840
Management and incentive fees payable	10,180	10,102
Accounts payable and accrued expenses	1,430	1,563
Accrued trustee fees	68	22
Total Liabilities	1,021,290	786,852
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2019 and September 30, 2018	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 73,242,692.661 and 62,147,237.484 shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively	73	62
Paid in capital in excess of par	1,098,305	931,885
Distributable earnings	262	262
Total Net Assets	1,098,640	932,209
Total Liabilities and Total Net Assets	$2,119,930	$1,719,061
Number of common shares outstanding at end of period	73,242,692.661	62,147,237.484
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$41,656	$31,498	$79,826	$60,569
Dividend income	—	75	30	77
Fee income	93	897	473	1,288
Total investment income from non-controlled/non-affiliate company investments	41,749	32,470	80,329	61,934
From non-controlled affiliate company investments:
Interest income	52	—	81	—
Total investment income from non-controlled affiliate company investments	52	—	81	—
From controlled affiliate company investments:
Dividend income	1,192	1,294	2,228	2,424
Total investment income from controlled affiliate company investments	1,192	1,294	2,228	2,424
Total investment income	42,993	33,764	82,638	64,358
Expenses
Interest and other debt financing expenses	10,945	7,510	21,903	14,389
Base management fee	6,667	5,249	12,835	10,235
Incentive fee	4,683	4,940	7,541	9,104
Professional fees	512	450	1,277	972
Administrative service fee	647	531	1,298	1,026
General and administrative expenses	55	55	103	108
Total expenses	23,509	18,735	44,957	35,834
Base management fee waived (Note 4)	(1,818)	(1,431)	(3,500)	(2,791)
Incentive fee waived (Note 4)	(1,001)	(1,235)	(1,315)	(2,161)
Net expenses	20,690	16,069	40,142	30,882
Net investment income	22,303	17,695	42,496	33,476
Net gain (loss) on investments and foreign currency
Net realized gain (loss) on investments and foreign currency transactions:
Non-controlled/non-affiliate company investments	(980)	560	(942)	111
Foreign currency transactions	40	20	25	(17)
Net realized gain (loss) on investments and foreign currency transactions	(940)	580	(917)	94
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation:
Non-controlled/non-affiliate company investments	(15)	1,705	(1,984)	3,472
Non-controlled affiliate company investments	117	—	225	—
Controlled affiliate company investments	(269)	736	(139)	1,480
Translation of assets and liabilities in foreign currencies	(97)	(8)	156	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(264)	2,433	(1,742)	4,952
Net gain (loss) on investments and foreign currency	(1,204)	3,013	(2,659)	5,046
Net increase in net assets resulting from operations	$21,099	$20,708	$39,837	$38,522
Per Common Share Data
Basic and diluted earnings per common share	$0.30	$0.37	$0.58	$0.71
Basic and diluted weighted average common shares outstanding	71,341,480	55,957,341	68,339,181	54,003,357
See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (1)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2017	51,214,683.496	$51	$767,908	$261	$768,220
Issuance of common stock (2)	5,449,408.053	5	81,736	—	81,741
Net investment income	—	—	—	33,476	33,476
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	94	94
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	4,952	4,952
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,155,601.901	1	17,333	—	17,334
Distributions from distributable earnings (1)	—	—	—	(24,323)	(24,323)
Distributions declared and payable	—	—	—	(14,199)	(14,199)
Total increase (decrease) for the six months ended March 31, 2018	6,605,009.954	6	99,069	—	99,075
Balance at March 31, 2018	57,819,693.450	$57	$866,977	$261	$867,295
Balance at December 31, 2017	54,122,735.354	$54	$811,526	$261	$811,841
Issuance of common stock (2)	3,226,122.520	3	48,389	—	48,392
Net investment income	—	—	—	17,695	17,695
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	580	580
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	2,433	2,433
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	470,835.576	—	7,062	—	7,062
Distributions from distributable earnings	—	—	—	(6,509)	(6,509)
Distributions declared and payable	—	—	—	(14,199)	(14,199)
Total increase (decrease) for the three months ended March 31, 2018	3,696,958.096	3	55,451	—	55,454
Balance at March 31, 2018	57,819,693.450	$57	$866,977	$261	$867,295
Balance at September 30, 2018	62,147,237.484	$62	$931,885	$262	$932,209
Issuance of common stock (3)	9,692,254.796	10	145,373	—	145,383
Net investment income	—	—	—	42,496	42,496
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(917)	(917)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	(1,742)	(1,742)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,403,200.381	1	21,047	—	21,048
Distributions from distributable earnings	—	—	—	(26,875)	(26,875)
Distributions declared and payable	—	—	—	(12,962)	(12,962)
Total increase (decrease) for the six months ended March 31, 2019	11,095,455.177	11	166,420	—	166,431
Balance at March 31, 2019	73,242,692.661	$73	$1,098,305	$262	$1,098,640
Balance at December 31, 2018	70,438,775.169	$70	$1,056,249	$262	$1,056,581
Issuance of common stock (3)	2,257,162.199	3	33,854	—	33,857
Net investment income	—	—	—	22,303	22,303
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(940)	(940)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	(264)	(264)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	546,755.293	—	8,202	—	8,202
Distributions from distributable earnings	—	—	—	(8,137)	(8,137)
Distributions declared and payable	—	—	—	(12,962)	(12,962)
Total increase (decrease) for the three months ended March 31, 2019	2,803,917.492	3	42,056	—	42,059
Balance at March 31, 2019	73,242,692.661	$73	$1,098,305	$262	$1,098,640

(1) See Note 2. Significant Accounting Policies and Recent Accounting Updates.
(2) Refer to Note 3 for a detailed listing of the common stock issuances for the three and six months ended March 31, 2018.
(3) Refer to Note 3 for a detailed listing of the common stock issuances for the three and six months ended March 31, 2019.
See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$39,837	$38,522
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	2,299	1,084
Accretion of discounts and origination fees	(3,742)	(4,171)
Net realized (gain) loss on investments	942	(111)
Net realized (gain) loss on foreign currency and other transactions	(83)	—
Net change in unrealized (appreciation) depreciation on investments	1,898	(4,952)
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(158)	—
Proceeds from (fundings of) revolving loans, net	(1,810)	774
Fundings of investments	(420,035)	(359,432)
Proceeds from principal payments and sales of portfolio investments	81,108	191,888
PIK interest	(771)	(919)
Changes in operating assets and liabilities:
Interest receivable	(1,813)	(1,280)
Other assets	56	142
Interest payable	6,341	445
Management and incentive fees payable	78	1,962
Payable for investments purchased	—	169
Accounts payable and accrued expenses	(133)	(113)
Accrued trustee fees	46	3
Net cash (used in) provided by operating activities	(295,940)	(135,989)
Cash flows from financing activities
Borrowings on debt	1,204,152	260,850
Repayments of debt	(972,611)	(197,750)
Capitalized debt issuance costs	(6,698)	(260)
Proceeds from other short-term borrowings	36,067	—
Repayments on other short-term borrowings	(35,984)
Proceeds from issuance of common shares	145,572	82,799
Distributions paid	(17,667)	(15,228)
Net cash provided by (used in) financing activities	352,831	130,411
Net change in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents	56,891	(5,578)
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	38,516	51,131
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$95,407	$45,553
Supplemental information:
Cash paid during the period for interest	$13,263	$12,860
Distributions declared during the period	39,837	38,522
Supplemental disclosure of noncash financing activity:
Capital call receivable	$(189)	$(1,058)
Stock issued in connection with dividend reinvestment plan	21,048	17,334
Distributions payable	12,962	14,199

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of March 31,
	2019	2018
Cash and cash equivalents	$6,911	$8,337
Foreign currencies (cost of $239 and $63, respectively)	239	63
Restricted cash, cash equivalents and foreign currencies (cost of $88,259 and $37,153, respectively)	88,257	37,153
Total cash, cash equivalents, restricted cash, cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows	$95,407	$45,553

See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of restricted cash, cash equivalents and foreign currencies.
.

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP^	Senior loan	L + 4.75%	(c)(d)	7.63%	12/2023	$1,320	$1,310	0.1%	$1,320
NTS Technical Systems*	One stop	L + 6.25%	(a)	8.74%	06/2021	3,328	3,300	0.3	3,328
NTS Technical Systems^	One stop	L + 6.25%	(a)	8.74%	06/2021	550	545	0.1	550
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	06/2021	—	(6)	—	—
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	9.25%	12/2019	53	27	—	16
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	9.25%	12/2019	9	9	—	9
Tronair Parent, Inc.^	Senior loan	L + 4.75%	(a)(c)	7.56%	09/2023	364	362	—	350
Tronair Parent, Inc.	Senior loan	L + 4.50%	(a)(c)(f)	7.47%	09/2021	80	79	—	77
Whitcraft LLC*	One stop	L + 6.25%	(c)	8.85%	04/2023	16,062	15,899	1.5	16,062
Whitcraft LLC*	One stop	L + 6.25%	(c)	8.85%	04/2023	4,124	4,096	0.4	4,124
Whitcraft LLC(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(1)	—	—
						25,890	25,620	2.4	25,836
Automobile
Dent Wizard International Corporation*	Senior loan	L + 4.00%	(a)	6.50%	04/2020	2,150	2,145	0.2	2,150
Grease Monkey International, LLC*	Senior loan	L + 5.00%	(a)	7.50%	11/2022	3,035	3,008	0.3	3,035
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(a)	7.50%	11/2022	2,258	2,224	0.2	2,258
Grease Monkey International, LLC*	Senior loan	L + 5.00%	(a)	7.50%	11/2022	1,146	1,142	0.1	1,146
Grease Monkey International, LLC^	Senior loan	L + 5.00%	(a)	7.50%	11/2022	1,001	991	0.1	1,001
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.50%	11/2022	114	104	—	114
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.50%	11/2022	43	42	—	43
Polk Acquisition Corp.*	Senior loan	L + 5.25%	(c)	7.85%	06/2022	5,086	5,056	0.5	4,984
Power Stop, LLC^	Senior loan	L + 4.75%	(c)(f)	7.35%	10/2025	1,534	1,526	0.1	1,534
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	9.00%	04/2023	4,577	4,530	0.4	4,577
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	9.00%	04/2023	1,944	1,929	0.2	1,944
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	9.00%	04/2023	1,300	1,289	0.1	1,300
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	9.00%	04/2023	40	39	—	40
Quick Quack Car Wash Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	04/2023	—	(40)	—	—
						24,228	23,985	2.2	24,126
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.^	One stop	L + 5.75%	(a)	8.25%	04/2021	3,349	3,333	0.3	3,349
Abita Brewing Co., L.L.C.	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
C. J. Foods, Inc.#*	One stop	L + 6.25%	(c)	8.85%	05/2020	20,788	20,708	1.9	20,788
C. J. Foods, Inc.	One stop	L + 6.25%	(c)	8.85%	05/2020	1,572	1,572	0.1	1,572
C. J. Foods, Inc.	One stop	L + 6.25%	(c)	8.86%	05/2020	1,364	1,364	0.1	1,364
Cafe Rio Holding, Inc.*	One stop	L + 5.50%	(a)	8.00%	09/2023	8,580	8,463	0.8	8,580
Cafe Rio Holding, Inc.	One stop	L + 5.50%	(a)	8.00%	09/2023	2,157	2,140	0.2	2,157
Cafe Rio Holding, Inc.*	One stop	L + 5.50%	(a)	8.00%	09/2023	1,370	1,359	0.1	1,370
Cafe Rio Holding, Inc.	One stop	L + 5.50%	(a)	8.00%	09/2023	1,209	1,171	0.1	1,209
Cafe Rio Holding, Inc.	One stop	P + 4.50%	(f)	10.00%	09/2023	2	—	—	2
Cafe Rio Holding, Inc.(5)	One stop	L + 5.50%		N/A(6)	09/2023	—	(30)	—	—
Fintech Midco, LLC#^	One stop	L + 5.25%	(a)	7.75%	08/2024	11,855	11,750	1.1	11,855
Fintech Midco, LLC	One stop	L + 5.25%	(a)	7.75%	08/2024	1,068	1,058	0.1	1,068
Fintech Midco, LLC(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Fintech Midco, LLC(5)	One stop	L + 5.25%		N/A(6)	08/2024	$—	$(20)	—%	$—
Flavor Producers, LLC*	Senior loan	L + 4.75%	(c)	7.35%	12/2023	2,823	2,789	0.3	2,823
Flavor Producers, LLC(5)	Senior loan	L + 4.75%		N/A(6)	12/2022	—	(1)	—	—
FWR Holding Corporation*	One stop	L + 5.50%	(a)	8.00%	08/2023	4,018	3,973	0.4	4,018
FWR Holding Corporation	One stop	L + 5.50%	(a)	8%	08/2023	1,746	1,723	0.2	1,746
FWR Holding Corporation	One stop	L + 5.50%	(a)	8.00%	08/2023	1,104	1,096	0.1	1,104
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.99%	08/2023	226	224	—	226
FWR Holding Corporation	One stop	L + 5.50%	(a)	8.00%	08/2023	17	16	—	17
FWR Holding Corporation(5)	One stop	L + 5.50%		N/A(6)	08/2023	—	(5)	—	—
Global ID Corporation*	One stop	L + 6.50%	(c)	9.13%	11/2021	5,076	5,042	0.5	5,076
Global ID Corporation*	One stop	L + 6.50%	(c)	9.13%	11/2021	754	749	0.1	754
Global ID Corporation	One stop	L + 6.50%	(c)	9.13%	11/2021	452	444	0.1	452
Global ID Corporation	One stop	L + 6.50%		N/A(6)	11/2021	—	—	—	—
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	3.50% cash/7.50% PIK	06/2023	690	684	0.1	690
Mendocino Farms, LLC(5)	One stop	L + 1.00%		N/A(6)	06/2023	—	(15)	—	—
Mid-America Pet Food, L.L.C.*	One stop	L + 6.00%	(c)	8.60%	12/2021	12,124	12,039	1.1	12,124
Mid-America Pet Food, L.L.C.(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(1)	—	—
NBC Intermediate, LLC*	Senior loan	L + 4.25%	(a)	6.75%	09/2023	1,380	1,367	0.1	1,380
Purfoods, LLC*	One stop	L + 5.50%	(c)	8.13%	05/2021	7,797	7,747	0.7	7,797
Purfoods, LLC	One stop	L + 5.50%	(c)	8.10%	05/2021	491	487	0.1	491
Purfoods, LLC	One stop	L + 5.50%	(c)	8.10%	05/2021	352	350	—	352
Purfoods, LLC	One stop	L + 5.50%	(c)	8.10%	05/2021	267	265	—	267
Purfoods, LLC	One stop	L + 5.50%	(c)	8.10%	05/2021	266	265	—	266
Purfoods, LLC	One stop	L + 5.50%	(c)	8.10%	05/2021	267	265	—	267
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	108	108	—	108
Purfoods, LLC	One stop	L + 5.50%	(a)(c)	8.05%	05/2021	55	54	—	55
Purfoods, LLC	One stop	L + 5.50%	(c)	8.10%	05/2021	24	23	—	24
Purfoods, LLC	One stop	L + 5.50%	(c)	8.10%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 5.50%	(c)	8.10%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 5.50%	(c)	8.10%	05/2021	14	14	—	14
Purfoods, LLC	One stop	L + 5.50%	(c)	8.10%	05/2021	11	11	—	11
Purfoods, LLC	One stop	L + 5.50%	(c)	8.10%	05/2021	11	11	—	11
Purfoods, LLC	One stop	L + 5.50%	(c)	8.10%	05/2021	10	10	—	10
Purfoods, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2021	—	(1)	—	—
Purfoods, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2021	—	(1)	—	—
Rubio's Restaurants, Inc.*	Senior loan	L + 5.25%	(c)	7.85%	10/2019	294	287	—	279
Rubio's Restaurants, Inc.	Senior loan	P + 3.50%	(f)	9.00%	10/2019	75	73	—	74
Uinta Brewing Company^(7)	One stop	L + 4.00%	(a)	6.48%	08/2021	186	186	—	161
Uinta Brewing Company(7)	One stop	L + 4.00%	(a)	6.48%	08/2021	37	37	—	32
Wood Fired Holding Corp.*	One stop	L + 5.75%	(c)	8.65%	12/2023	7,298	7,230	0.7	7,298
Wood Fired Holding Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(1)	—	—
Wood Fired Holding Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(6)	—	—
						101,317	100,435	9.3	101,271
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.*	Senior loan	L + 4.75%	(a)	7.25%	05/2021	680	678	0.1	680

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Buildings and Real Estate
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(c)	7.63%	08/2020	$5,634	$5,634	0.5%	$5,634
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(c)	7.66%	08/2020	563	561	0.1	563
Brooks Equipment Company, LLC	One stop	P + 3.75%	(f)	9.25%	08/2020	48	48	—	48
Jensen Hughes, Inc.^	Senior loan	L + 4.25%	(c)(f)	6.86%	03/2024	429	427	0.1	429
Jensen Hughes, Inc.	Senior loan	L + 4.25%	(c)(f)	6.86%	03/2024	413	411	0.1	413
Jensen Hughes, Inc.^	Senior loan	L + 4.25%	(c)(f)	6.86%	03/2024	131	130	—	131
Jensen Hughes, Inc.	Senior loan	L + 4.25%	(a)(c)(f)	6.86%	03/2024	106	96	—	106
MRI Software LLC*	One stop	L + 5.50%	(a)	8.00%	06/2023	18,546	18,294	1.7	18,546
MRI Software LLC#^	One stop	L + 5.50%	(a)	8.00%	06/2023	17,174	17,029	1.6	17,174
MRI Software LLC	One stop	L + 5.50%	(c)	8.30%	06/2023	6,260	6,238	0.6	6,260
MRI Software LLC*	One stop	L + 5.50%	(a)	8.00%	06/2023	3,083	3,069	0.3	3,083
MRI Software LLC^	One stop	L + 5.50%	(c)	8.30%	06/2023	1,973	1,966	0.2	1,973
MRI Software LLC	One stop	L + 5.50%	(c)	8.10%	06/2023	1,152	1,030	0.1	1,152
MRI Software LLC*	One stop	L + 5.50%	(a)	8.00%	06/2023	344	341	—	344
MRI Software LLC	One stop	L + 5.50%	(a)(c)	8.00%	06/2023	19	16	—	19
Paradigm DKD Group, LLC^(7)	Senior loan	L + 6.25%	(a)	8.75%	05/2020	2,110	2,110	0.1	844
Paradigm DKD Group, LLC(7)	Senior loan	L + 6.25%	(a)	8.75%	05/2020	644	640	—	258
						58,629	58,040	5.4	56,977
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	(c)	8.35%	02/2020	1,025	1,021	0.1	1,025
Flexan, LLC*	One stop	L + 5.75%	(c)	8.35%	02/2020	483	482	0.1	483
Flexan, LLC	One stop	P + 4.50%	(f)	10.00%	02/2020	17	17	—	17
Inhance Technologies Holdings LLC*	One stop	L + 5.25%	(c)	7.84%	07/2024	6,033	5,967	0.5	6,033
Inhance Technologies Holdings LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(1)	—	—
Inhance Technologies Holdings LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(18)	—	—
						7,558	7,468	0.7	7,558
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.^	Senior loan	L + 4.00%	(c)(f)	6.61%	05/2025	5,377	5,294	0.5	5,377
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.60%	05/2025	165	117	—	165
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.65%	05/2023	83	81	—	83
Inventus Power, Inc.^	One stop	L + 6.50%	(a)	9.00%	04/2020	9,027	9,004	0.7	8,125
Inventus Power, Inc.	One stop	L + 6.50%	(a)(c)	9.04%	04/2020	338	337	—	294
Onicon Incorporated^*	One stop	P + 4.50%	(f)	10.00%	04/2022	308	304	—	308
Onicon Incorporated(8)(9)	One stop	L + 5.50%	(a)	6.50%	04/2022	61	60	—	63
Onicon Incorporated	One stop	P + 4.50%	(f)	10.00%	04/2022	7	7	—	7
Pasternack Enterprises, Inc. and Fairview Microwave, Inc^	Senior loan	L + 4.00%	(a)	6.50%	07/2025	5,232	5,208	0.5	5,232
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Senior loan	L + 4.00%		N/A(6)	07/2023	—	—	—	—
PetroChoice Holdings, Inc.*	Senior loan	L + 5.00%	(c)	7.74%	08/2022	1,604	1,577	0.1	1,604
Reladyne, Inc.*	Senior loan	L + 5.00%	(c)	7.80%	07/2022	10,643	10,566	1.0	10,643
Reladyne, Inc.	Senior loan	L + 5.00%	(b)(c)	7.63%	07/2022	2,069	2,055	0.2	2,069
Reladyne, Inc.	Senior loan	L + 5.00%	(a)	7.63%	07/2022	1,465	1,452	0.1	1,465
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.80%	07/2022	1,118	1,108	0.1	1,118
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.80%	07/2022	968	962	0.1	968
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.80%	07/2022	441	438	0.1	441
Reladyne, Inc.(5)	Senior loan	L + 5.00%		N/A(6)	07/2022	—	(24)	—	—
Sunless Merger Sub, Inc.^	Senior loan	L + 5.00%	(a)(f)	7.54%	07/2019	262	257	—	262

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing - (continued)
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	(f)	9.25%	07/2019	$52	$51	—%	$52
Togetherwork Holdings, LLC*	One stop	L + 6.50%	(a)	9.00%	03/2025	6,691	6,605	0.6	6,691
Togetherwork Holdings, LLC^	One stop	L + 6.50%	(a)	9.00%	03/2025	1,709	1,695	0.2	1,709
Togetherwork Holdings, LLC#	One stop	L + 6.50%	(a)	9.00%	03/2025	1,617	1,603	0.1	1,617
Togetherwork Holdings, LLC^	One stop	L + 6.50%	(a)	9.00%	03/2025	1,505	1,493	0.1	1,505
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.00%	03/2025	1,354	1,342	0.1	1,354
Togetherwork Holdings, LLC*	One stop	L + 6.50%	(a)	9.00%	03/2025	677	668	0.1	677
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.00%	03/2025	611	596	0.1	611
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.99%	03/2024	73	71	—	73
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.00%	03/2025	56	35	—	56
						53,513	52,962	4.7	52,569
Diversified/Conglomerate Service
Accela, Inc.*	One stop	L + 6.25%	(c)	8.85%	09/2023	6,665	6,588	0.6	6,399
Accela, Inc.	One stop	L + 6.25%	(c)	8.85%	09/2023	48	47	—	46
Agility Recovery Solutions Inc.*	One stop	L + 6.00%	(a)	8.50%	03/2023	7,036	6,964	0.6	7,036
Agility Recovery Solutions Inc.	One stop	L + 6.00%	(a)	8.49%	03/2023	62	58	—	62
Anaqua, Inc.*	One stop	L + 6.50%	(c)	9.26%	07/2022	8,805	8,716	0.8	8,805
Anaqua, Inc.(5)	One stop	L + 6.50%		N/A(6)	07/2022	—	(1)	—	—
Apptio, Inc. #	One stop	L + 7.25%	(a)	9.74%	01/2025	25,321	24,833	2.3	24,815
Apptio, Inc. (5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(2)	—	(2)
AutoQuotes, LLC#	One stop	L + 6.00%	(c)	8.63%	11/2024	5,252	5,202	0.5	5,252
AutoQuotes, LLC	One stop	L + 6.00%		N/A(6)	11/2024	—	—	—	—
Bazaarvoice, Inc.^*	One stop	L + 5.75%	(a)	8.25%	02/2024	23,465	23,180	2.1	23,465
Bazaarvoice, Inc.	One stop	L + 5.75%	(a)	8.25%	02/2024	50	47	—	50
Caliper Software, Inc.*	One stop	L + 5.50%	(a)	8.00%	11/2025	7,007	6,951	0.6	7,007
Caliper Software, Inc.	One stop	L + 5.50%	(a)	8.00%	11/2023	9	8	—	9
Centrify Corporation	One stop	L + 6.25%	(c)	8.86%	08/2024	12,574	12,405	1.1	12,323
Centrify Corporation	One stop	P + 5.25%	(f)	10.75%	08/2024	150	148	—	147
Clearwater Analytics, LLC*	One stop	L + 5.00%	(a)	7.50%	09/2022	7,926	7,762	0.7	7,926
Clearwater Analytics, LLC(5)	One stop	L + 5.00%		N/A(6)	09/2022	—	(2)	—	—
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.99% cash/0.50% PIK	05/2023	2,280	2,230	0.2	2,280
Cloudbees, Inc.	One stop	L + 9.00%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.	One stop	L + 7.50%	(a)	9.99%	03/2024	8,551	8,463	0.8	8,551
Confluence Technologies, Inc.(5)	One stop	L + 7.50%		N/A(6)	03/2024	—	(1)	—	—
Connexin Software, Inc.	One stop	L + 8.50%	(a)	11.00%	02/2024	2,920	2,884	0.3	2,920
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Conservice, LLC^	One stop	L + 5.25%	(a)	7.75%	12/2024	2,025	2,006	0.2	2,025
Conservice, LLC	One stop	L + 5.25%		N/A(6)	12/2024	—	—	—	—
Datto, Inc.	One stop	L + 8.00%	(c)	10.49%	12/2022	14,093	13,885	1.3	14,093
Datto, Inc.(5)	One stop	L + 8.00%		N/A(6)	12/2022	—	(1)	—	—
Daxko Acquisition Corporation*	One stop	L + 4.75%	(a)	7.25%	09/2023	11,098	10,886	1.0	11,098
Daxko Acquisition Corporation(5)	One stop	L + 4.75%		N/A(6)	09/2023	—	(1)	—	—
Digital Guardian, Inc.	One stop	L + 9.00%	(c)	10.80% cash/1.00% PIK	06/2023	4,375	4,347	0.4	4,601
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	01/2020	228	228	—	238
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	04/2019	22	22	—	24
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	06/2023	4	—	—	4
Digital Guardian, Inc.(5)	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	(1)
See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Digital Guardian, Inc.(5)	One stop	L + 9.00%		N/A(6)	06/2023	$—	$(2)	—%	$21
DISA Holdings Acquisition Subsidiary Corp.^*	Senior loan	L + 4.00%	(c)(f)	6.69%	06/2022	2,493	2,477	0.2	2,493
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%	(c)(f)	6.69%	06/2022	18	16	—	18
DISA Holdings Acquisition Subsidiary Corp.(5)	Senior loan	L + 4.00%		N/A(6)	06/2022	—	(1)	—	—
E2open, LLC#^	One stop	L + 5.00%	(c)	7.63%	11/2024	31,247	30,803	2.8	31,247
E2open, LLC	One stop	L + 5.00%	(c)	7.66%	11/2024	11,243	11,082	1.0	11,243
E2open, LLC(5)	One stop	L + 5.00%		N/A(6)	11/2024	—	(3)	—	—
EGD Security Systems, LLC*	One stop	L + 6.25%	(c)	8.85%	06/2022	10,372	10,302	0.9	10,372
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	8.85%	06/2022	891	883	0.1	891
EGD Security Systems, LLC*	One stop	L + 6.25%	(c)	8.88%	06/2022	98	97	—	98
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	8.99%	06/2022	52	52	—	52
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	8.86%	06/2022	25	24	—	25
EGD Security Systems, LLC(5)	One stop	L + 6.25%		N/A(6)	06/2022	—	(4)	—	—
GS Acquisitionco, Inc.#*	One stop	L + 5.25%	(a)	7.75%	05/2024	13,398	13,277	1.2	13,398
GS Acquisitionco, Inc.*	One stop	L + 5.25%	(a)	7.75%	05/2024	12,078	11,975	1.1	12,078
GS Acquisitionco, Inc.	One stop	L + 5.25%	(c)	7.86%	05/2024	3,137	3,093	0.3	3,137
GS Acquisitionco, Inc.^	One stop	L + 5.25%	(a)	7.75%	05/2024	2,894	2,868	0.3	2,894
GS Acquisitionco, Inc.(5)	One stop	L + 5.00%		N/A(6)	05/2024	—	(1)	—	—
HealthcareSource HR, Inc.*	One stop	L + 6.75%	(c)	9.35%	05/2020	11,003	10,951	1.0	11,003
HealthcareSource HR, Inc.	One stop	L + 6.75%		N/A(6)	05/2020	—	—	—	—
Hydraulic Authority III Limited(8)(9)(10)	One stop	L + 6.00%	(a)(c)	7.00%	11/2025	6,718	6,654	0.6	6,853
Hydraulic Authority III Limited(8)(9)(10)	One stop	N/A		11.00% PIK	11/2028	96	96	—	98
Hydraulic Authority III Limited(8)(9)(10)	One stop	L + 6.00%	(a)	7.00%	11/2025	15	14	—	15
ICIMS, Inc.	One stop	L + 6.50%	(a)	8.99%	09/2024	6,183	6,071	0.6	6,183
ICIMS, Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	—
III US Holdings, LLC	One stop	L + 6.00%		N/A(6)	09/2022	—	—	—	—
Imprivata, Inc.^*	Senior loan	L + 4.00%	(c)	6.60%	10/2023	10,367	10,230	0.9	10,367
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(2)	—	—
Infogix, Inc.*	One stop	L + 6.00%	(c)	8.60%	04/2024	3,975	3,958	0.4	3,975
Infogix, Inc.^	One stop	L + 6.00%	(c)	8.60%	04/2024	613	604	0.1	613
Infogix, Inc.	One stop	L + 6.00%		N/A(6)	04/2024	—	—	—	—
Integral Ad Science, Inc.	One stop	L + 7.25%	(a)	8.50% cash/1.25% PIK	07/2024	5,775	5,674	0.5	5,775
Integral Ad Science, Inc.(5)	One stop	L + 7.25%		N/A(6)	07/2023	—	(1)	—	(2)
Integration Appliance, Inc.	One stop	L + 7.25%	(a)	9.74%	08/2023	27,263	27,042	2.5	27,263
Integration Appliance, Inc.	One stop	L + 7.25%	(a)	9.74%	08/2023	30	29	—	30
Invoice Cloud, Inc.#	One stop	L + 6.50%	(c)	5.95% cash/3.25% PIK	02/2024	2,361	2,338	0.2	2,337
Invoice Cloud, Inc.	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	—
Invoice Cloud, Inc.(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	(19)	—	(19)
JAMF Holdings, Inc.	One stop	L + 8.00%	(c)	10.69%	11/2022	6,683	6,586	0.6	6,683
JAMF Holdings, Inc.	One stop	L + 8.00%	(a)	10.50%	11/2022	34	34	—	34
Kareo, Inc.	One stop	L + 9.00%	(a)	11.50%	06/2022	5,755	5,586	0.5	5,795
Kareo, Inc.#	One stop	L + 9.00%	(a)	11.50%	06/2022	527	521	0.1	530
Kareo, Inc.	One stop	L + 9.00%	(a)	11.50%	06/2022	421	418	0.1	424
Kareo, Inc.	One stop	L + 9.00%		N/A(6)	06/2022	—	—	—	—
Keais Records Service, LLC#^	One stop	L + 4.50%	(a)	7.00%	10/2024	9,377	9,310	0.9	9,377
Keais Records Service, LLC(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Keais Records Service, LLC(5)	One stop	L + 4.50%		N/A(6)	10/2024	$—	$(5)	—%	$—
Learn-it Systems, LLC#	Senior loan	L + 4.50%	(c)	7.11%	03/2025	1,699	1,674	0.2	1,673
Learn-it Systems, LLC	Senior loan	L + 4.50%	(a)(c)	7.05%	03/2025	10	10	—	10
Learn-it Systems, LLC(5)	Senior loan	L + 4.50%		N/A(6)	03/2025	—	(19)	—	(19)
Maverick Bidco Inc.#^*	One stop	L + 6.25%	(c)	8.85%	04/2023	22,695	22,379	2.0	22,241
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	8.85%	04/2023	3,065	3,065	0.3	3,004
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	9.01%	04/2023	33	32	—	31
Mindbody, Inc.#	One stop	L + 7.00%	(a)	9.48%	02/2025	25,742	25,490	2.3	25,485
Mindbody, Inc.(5)	One stop	L + 7.00%		N/A(6)	02/2025	—	(1)	—	(1)
Ministry Brands, LLC^	Senior loan	L + 4.00%	(a)	6.50%	12/2022	606	603	0.1	606
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.50%	12/2022	355	352	—	355
Ministry Brands, LLC^	Senior loan	L + 4.00%	(a)	6.50%	12/2022	347	345	—	347
MMan Acquisition Co.^	One stop	L + 3.00%	(c)	5.74%	08/2023	12,551	12,415	0.9	10,418
Net Health Acquisition Corp.*	One stop	L + 5.50%	(c)	8.10%	12/2023	4,848	4,810	0.4	4,848
Net Health Acquisition Corp.*	One stop	L + 5.50%	(c)	8.10%	12/2023	676	672	0.1	676
Net Health Acquisition Corp.	One stop	L + 5.50%		N/A(6)	12/2023	—	—	—	—
Netsmart Technologies, Inc.^	Senior loan	L + 3.75%	(a)	6.25%	04/2023	1,608	1,599	0.1	1,600
Netsmart Technologies, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(6)	—	(1)
Nextech Systems, LLC*	One stop	L + 6.00%	(a)	8.50%	03/2024	12,592	12,553	1.1	12,466
Nextech Systems, LLC^	One stop	L + 6.00%	(a)	8.50%	03/2024	6,874	6,809	0.6	6,806
Nextech Systems, LLC(5)	One stop	L + 6.00%		N/A(6)	03/2024	—	—	—	(1)
Nexus Brands Group, Inc.^(8)(9)	One stop	L + 6.00%	(c)	6.84%	11/2023	4,105	4,067	0.4	4,202
Nexus Brands Group, Inc.*	One stop	L + 6.00%	(c)	8.59%	11/2023	3,801	3,764	0.3	3,801
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)(f)	8.60%	11/2023	1,892	1,867	0.2	1,892
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.60%	11/2023	1,369	1,364	0.1	1,369
Nexus Brands Group, Inc.	One stop	L + 6.00%	(a)(c)	8.54%	11/2023	41	40	—	41
Nexus Brands Group, Inc.(8)(9)	One stop	L + 6.00%		N/A(6)	11/2023	—	—	—	—
Nexus Brands Group, Inc.(5)(8)(9)	One stop	L + 6.00%		N/A(6)	11/2023	—	(11)	—	—
Personify, Inc.^	One stop	L + 5.75%	(c)	8.35%	09/2024	8,397	8,320	0.8	8,397
Personify, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2024	—	(1)	—	—
Property Brands, Inc.*	One stop	L + 6.00%	(a)	8.50%	01/2024	9,333	9,240	0.8	9,240
Property Brands, Inc.*	One stop	L + 6.00%	(a)	8.49%	01/2024	3,705	3,670	0.3	3,668
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.50%	01/2024	3,075	3,050	0.3	3,044
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.50%	01/2024	1,304	1,291	0.1	1,291
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.50%	01/2024	1,127	1,118	0.1	1,115
Property Brands, Inc.	One stop	L + 6.00%	(c)	8.49%	01/2024	459	455	0.1	454
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(9)	—	(1)
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(50)	—	(51)
Quickbase, Inc. #^*	One stop	P + 3.75%	(f)	9.25%	04/2022	35,692	35,247	3.2	35,692
Quickbase, Inc. (5)	One stop	L + 5.00%		N/A(6)	04/2022	—	(2)	—	—
RegEd Aquireco, LLC^	Senior loan	L + 4.25%	(a)	6.74%	12/2024	2,819	2,792	0.3	2,819
RegEd Aquireco, LLC	Senior loan	P + 3.25%	(f)	8.75%	12/2024	3	2	—	3
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(75)	—	—
Saba Software, Inc.#^*	Senior loan	L + 4.50%	(a)	7.00%	05/2023	28,004	27,667	2.5	28,004
Saba Software, Inc.^	Senior loan	L + 4.50%	(a)	7.00%	05/2023	4,159	4,120	0.4	4,159

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Saba Software, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	05/2023	$—	$(2)	—%	$—
Telesoft, LLC*	One stop	L + 5.00%	(c)	7.80%	07/2022	5,273	5,238	0.5	5,273
Telesoft, LLC	One stop	L + 5.00%		N/A(6)	07/2022	—	—	—	—
TI Intermediate Holdings, LLC^	Senior loan	L + 4.50%	(a)(f)	7.00%	12/2024	1,904	1,886	0.2	1,904
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	7.00%	12/2024	4	3	—	4
Transaction Data Systems, Inc.#^*	One stop	L + 5.25%	(a)	7.75%	06/2021	45,903	45,746	4.2	45,903
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.75%	06/2021	60	59	—	60
Trintech, Inc.*	One stop	L + 6.00%	(c)	8.75%	12/2023	11,924	11,805	1.1	11,924
Trintech, Inc.#*	One stop	L + 6.00%	(c)	8.75%	12/2023	6,035	5,976	0.5	6,035
Trintech, Inc.	One stop	L + 6.00%	(c)	8.68%	12/2023	60	59	—	60
True Commerce, Inc.*	One stop	L + 5.75%	(c)	8.35%	11/2023	7,072	7,003	0.6	7,072
True Commerce, Inc.(8)(9)	One stop	L + 5.75%	(c)	8.35%	11/2023	2,776	2,749	0.2	2,742
True Commerce, Inc.(8)	One stop	L + 5.75%	(c)	8.35%	11/2023	923	914	0.1	923
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
Upserve, Inc.	One stop	L + 5.50%	(a)	8.00%	07/2023	2,172	2,158	0.2	2,172
Upserve, Inc.	One stop	L + 5.50%	(a)	8.00%	07/2023	1,351	1,343	0.1	1,351
Upserve, Inc.	One stop	L + 5.50%		N/A(6)	07/2023	—	—	—	—
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(c)	11.55% cash/2.25% PIK	10/2020	1,057	1,008	0.1	1,097
Valant Medical Solutions, Inc.	Subordinated debt	N/A		6.00%	02/2020	189	189	—	283
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(c)	11.55% cash/2.25% PIK	10/2020	10	10	—	11
Velocity Technology Solutions, Inc.*	One stop	L + 6.00%	(c)	8.60%	12/2023	10,372	10,228	0.9	10,372
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
Vendavo, Inc.	One stop	L + 8.50%	(c)	11.13%	10/2022	6,970	6,888	0.6	6,970
Vendavo, Inc.(5)	One stop	L + 8.50%		N/A(6)	10/2022	—	(4)	—	—
Verisys Corporation*	One stop	L + 6.75%	(c)	9.35%	01/2023	4,732	4,687	0.4	4,732
Verisys Corporation	One stop	L + 6.75%		N/A(6)	01/2023	—	—	—	—
Workforce Software, LLC	One stop	L + 6.50%	(c)	9.28%	06/2021	24,823	24,704	2.3	25,071
Workforce Software, LLC	One stop	L + 6.50%	(c)	9.13%	06/2021	2,454	2,435	0.2	2,454
Workforce Software, LLC	One stop	L + 6.50%		N/A(6)	06/2021	—	—	—	1
						674,158	666,665	60.6	670,571
Ecological
Pace Analytical Services, LLC#*	One stop	L + 5.50%	(a)	8.00%	09/2022	14,989	14,801	1.4	14,989
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	8.00%	09/2022	1,518	1,508	0.1	1,518
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	8.00%	09/2022	1,394	1,377	0.1	1,394
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	8.00%	09/2022	1,123	1,113	0.1	1,123
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	8.00%	09/2022	829	820	0.1	829
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	8.00%	09/2022	514	511	0.1	514
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	8.00%	09/2022	344	339	—	344
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	8.00%	09/2022	30	28	—	30
Pace Analytical Services, LLC(5)	One stop	L + 5.50%		N/A(6)	09/2022	—	(10)	—	—
Pace Analytical Services, LLC(5)	One stop	L + 5.50%		N/A(6)	09/2022	—	(17)	—	—
WRE Holding Corp.*	Senior loan	L + 5.00%	(a)	7.49%	01/2023	1,305	1,295	0.1	1,305
WRE Holding Corp.	Senior loan	L + 5.00%	(a)	7.49%	01/2023	912	903	0.1	912
WRE Holding Corp.	Senior loan	L + 5.00%	(a)	7.49%	01/2023	253	252	—	253
WRE Holding Corp.	Senior loan	L + 5.00%	(a)	7.49%	01/2023	18	18	—	18
						23,229	22,938	2.1	23,229

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics
Appriss Holdings, Inc.#^*	One stop	L + 5.75%	(c)	8.35%	05/2022	$28,160	$27,913	2.6%	$28,160
Appriss Holdings, Inc.	One stop	L + 5.75%	(c)	8.38%	05/2022	347	336	—	347
Compusearch Software Holdings, Inc.*	Senior loan	L + 4.25%	(c)	6.75%	05/2021	992	991	0.1	992
Diligent Corporation#^*	One stop	L + 5.50%	(c)	8.10%	04/2022	31,223	30,713	2.8	31,223
Diligent Corporation*	One stop	L + 5.50%	(c)	8.10%	04/2022	8,757	8,652	0.8	8,757
Diligent Corporation*	One stop	L + 5.50%	(c)	8.10%	04/2022	7,748	7,661	0.7	7,748
Diligent Corporation	One stop	L + 5.50%	(d)	8.35%	04/2022	437	432	0.1	437
Diligent Corporation	One stop	L + 5.50%	(c)(d)	8.23%	04/2022	113	111	—	113
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(27)	—	—
Episerver, Inc.#(8)(9)	One stop	L + 6.00%	(a)	6.00%	10/2024	11,379	11,224	1.0	11,109
Episerver, Inc.*	One stop	L + 5.75%	(a)	8.25%	10/2024	6,597	6,517	0.6	6,597
Episerver, Inc.(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(2)	—	—
Gamma Technologies, LLC#*	One stop	L + 5.50%	(a)	8.00%	06/2024	12,211	12,123	1.1	12,211
Gamma Technologies, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2024	—	(1)	—	—
SEI, Inc.*	Senior loan	L + 5.00%	(a)	7.50%	07/2023	5,938	5,888	0.5	5,938
Sloan Company, Inc., The^	One stop	L + 8.50%	(c)	11.10%	04/2020	3,175	3,162	0.2	2,064
Sloan Company, Inc., The	One stop	L + 8.50%	(c)	11.10%	04/2020	214	214	—	139
Sloan Company, Inc., The	One stop	L + 8.50%	(c)	11.10%	04/2020	51	51	—	33
Sovos Compliance#^*	One stop	L + 6.00%	(a)	8.50%	03/2022	31,929	31,614	2.9	31,929
Sovos Compliance*	One stop	L + 6.00%	(a)	8.50%	03/2022	5,345	5,294	0.5	5,345
Sovos Compliance	One stop	L + 6.00%	(a)	8.50%	03/2022	2,547	2,546	0.2	2,547
Sovos Compliance(5)	One stop	L + 6.00%		N/A(6)	03/2022	—	(1)	—	—
Sovos Compliance(5)	One stop	L + 6.00%		N/A(6)	03/2022	—	(31)	—	—
						157,163	155,380	14.1	155,689
Finance
Institutional Shareholder Services#	Senior loan	L + 4.50%	(c)	7.10%	03/2026	14,261	14,119	1.3	14,189
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)	7.10%	03/2024	8	6	—	6
						14,269	14,125	1.3	14,195
Grocery
Teasdale Quality Foods, Inc.*	Senior loan	L + 5.75%	(c)	8.55%	10/2020	107	107	—	96
Teasdale Quality Foods, Inc.^	Senior loan	L + 5.75%	(c)	8.55%	10/2020	72	71	—	64
						179	178	—	160
Healthcare, Education and Childcare
Active Day, Inc.*	One stop	L + 6.00%	(c)	8.60%	12/2021	11,350	11,261	1.0	11,009
Active Day, Inc.*	One stop	L + 6.00%	(c)	8.60%	12/2021	876	872	0.1	849
Active Day, Inc.*	One stop	L + 6.00%	(c)	8.60%	12/2021	564	563	0.1	547
Active Day, Inc.*	One stop	L + 6.00%	(c)	8.60%	12/2021	390	388	—	378
Active Day, Inc.	One stop	L + 6.00%	(c)	8.60%	12/2021	50	49	—	48
Acuity Eyecare Holdings, LLC*	One stop	L + 6.25%	(c)	8.92%	03/2022	3,426	3,391	0.3	3,426
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	8.91%	03/2022	3,185	3,157	0.3	3,185
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	8.88%	03/2022	429	401	0.1	429
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%		N/A(6)	03/2022	—	—	—	—
Acuity Eyecare Holdings, LLC(5)	One stop	L + 6.25%		N/A(6)	12/2020	—	(64)	—	—
ADCS Clinics Intermediate Holdings, LLC#^*	One stop	L + 5.75%	(a)	8.25%	05/2022	21,572	21,307	2.0	21,572
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(a)	8.25%	05/2022	107	106	—	107
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(a)	8.25%	05/2022	83	82	—	83
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(a)	8.25%	05/2022	31	31	—	31

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	(f)	10.25%	05/2022	$25	$24	—%	$25
Advanced Pain Management Holdings, Inc.^(7)	Senior loan	L + 5.00%	(a)	7.50%	06/2019	5,261	5,261	0.2	2,630
Advanced Pain Management Holdings, Inc.^(7)	Senior loan	L + 5.00%	(a)	7.50%	06/2019	360	360	—	180
Advanced Pain Management Holdings, Inc.(7)	Senior loan	L + 5.00%		N/A(6)	06/2019	—	—	—	—
Agilitas USA, Inc.*	One stop	L + 5.50%	(c)	8.30%	04/2022	1,946	1,934	0.2	1,946
Agilitas USA, Inc.	One stop	L + 5.50%	(c)	8.30%	04/2022	10	10	—	10
Agilitas USA, Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(10)	—	—
Apothecary Products, LLC^*	Senior loan	L + 4.25%	(c)	7.10%	07/2023	3,294	3,254	0.3	3,294
Apothecary Products, LLC(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(7)	—	—
Aris Teleradiology Company, LLC^(7)	Senior loan	L + 5.50%	(c)	8.10%	03/2021	2,499	2,486	0.1	660
Aris Teleradiology Company, LLC(7)	Senior loan	L + 5.50%	(c)	8.29%	03/2021	356	356	—	67
BIO18 Borrower, LLC#	One stop	L + 5.50%	(c)	8.13%	11/2024	4,020	3,973	0.4	4,020
BIO18 Borrower, LLC	One stop	L + 5.50%	(b)	8.06%	11/2024	33	32	—	33
BIO18 Borrower, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2024	—	(54)	—	—
BIOVT, LLC*	One stop	L + 5.75%	(a)	8.25%	01/2021	16,272	16,167	1.5	16,272
BIOVT, LLC	One stop	L + 5.75%	(a)	8.25%	01/2021	1,944	1,929	0.2	1,944
BIOVT, LLC(5)	One stop	L + 5.75%		N/A(6)	01/2021	—	(1)	—	—
BIOVT, LLC(5)	One stop	L + 5.75%		N/A(6)	01/2021	—	(23)	—	—
CLP Healthcare Services, Inc.*	Senior loan	L + 5.25%	(a)	7.75%	12/2020	922	917	0.1	922
CRH Healthcare Purchaser, Inc.^	Senior loan	L + 4.50%	(c)	7.10%	12/2024	5,836	5,781	0.5	5,836
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(37)	—	—
DCA Investment Holding, LLC#^*	One stop	L + 5.25%	(c)	7.85%	07/2021	14,378	14,306	1.3	14,378
DCA Investment Holding, LLC^*	One stop	L + 5.25%	(c)	7.85%	07/2021	13,416	13,325	1.2	13,416
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.85%	07/2021	6,011	5,953	0.5	6,011
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.85%	07/2021	3,508	3,469	0.3	3,508
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.85%	07/2021	2,402	2,375	0.2	2,402
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.85%	07/2021	151	149	—	151
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.85%	07/2021	47	47	—	47
DCA Investment Holding, LLC	One stop	P + 4.25%	(f)	9.75%	07/2021	28	21	—	28
DCA Investment Holding, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2021	—	(59)	—	—
Deca Dental Management LLC*	One stop	L + 6.00%	(c)	8.60%	12/2021	7,404	7,318	0.7	7,404
Deca Dental Management LLC*	One stop	L + 6.00%	(a)(c)	8.55%	12/2021	901	893	0.1	901
Deca Dental Management LLC^	One stop	L + 6.00%	(c)	8.60%	12/2021	648	643	0.1	648
Deca Dental Management LLC	One stop	L + 6.00%	(c)	8.70%	12/2021	360	348	—	360
Deca Dental Management LLC	One stop	L + 6.00%	(a)	8.50%	12/2021	8	7	—	8
Dental Holdings Corporation*	One stop	L + 6.00%	(c)	8.63%	02/2020	3,170	3,157	0.3	3,170
Dental Holdings Corporation	One stop	L + 6.00%	(c)	8.63%	02/2020	505	503	0.1	505
Dental Holdings Corporation	One stop	L + 6.00%	(a)(b)(f)	9.18%	02/2020	255	253	—	255
Elite Dental Partners LLC*	One stop	L + 5.25%	(a)	7.75%	06/2023	2,004	1,978	0.2	2,004
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.75%	06/2023	1,646	1,633	0.1	1,646
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.75%	06/2023	1,756	1,623	0.2	1,756
Elite Dental Partners LLC^	One stop	L + 5.25%	(a)	7.75%	06/2023	1,570	1,557	0.1	1,570
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.75%	06/2023	1,505	1,493	0.1	1,505
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.75%	06/2023	8	7	—	8
ERG Buyer, LLC*	One stop	L + 5.50%	(c)	8.10%	05/2024	6,310	6,230	0.5	5,932

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	$—	$(2)	—%	$(9)
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(133)	(0.1)	(622)
eSolutions, Inc.#^*	One stop	L + 6.50%	(a)	9.00%	03/2022	29,266	29,062	2.7	29,266
eSolutions, Inc.	One stop	L + 6.50%	(a)	8.99%	03/2022	46	45	—	46
Excelligence Learning Corporation*	One stop	L + 6.00%	(a)	8.50%	04/2023	5,829	5,809	0.5	5,246
Eyecare Services Partners Holdings LLC^	One stop	L + 6.25%	(c)	8.85%	05/2023	10,336	10,210	0.9	10,129
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.85%	05/2023	7,419	7,295	0.7	7,270
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.85%	05/2023	6,646	6,646	0.6	6,513
Eyecare Services Partners Holdings LLC^	One stop	L + 6.25%	(c)	8.85%	05/2023	2,219	2,219	0.2	2,174
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.85%	05/2023	1,434	1,434	0.1	1,405
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.85%	05/2023	1,077	1,077	0.1	1,055
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.85%	05/2023	949	949	0.1	930
Eyecare Services Partners Holdings LLC^	One stop	L + 6.25%	(c)	8.85%	05/2023	613	484	0.1	600
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.85%	05/2023	458	369	0.1	447
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	9.00%	05/2023	200	198	—	196
G & H Wire Company, Inc.*	One stop	L + 5.75%	(b)	8.33%	09/2023	1,099	1,090	0.1	1,099
G & H Wire Company, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2022	—	(1)	—	—
Immucor, Inc.^	Senior loan	L + 5.00%	(c)	7.60%	06/2021	2,024	2,006	0.2	2,023
Katena Holdings, Inc.*	One stop	L + 5.50%	(c)	8.10%	06/2021	4,452	4,426	0.4	4,452
Katena Holdings, Inc.*	One stop	L + 5.50%	(c)	8.10%	06/2021	435	432	0.1	435
Katena Holdings, Inc.*	One stop	L + 5.50%	(c)	8.10%	06/2021	299	297	—	299
Katena Holdings, Inc.	One stop	P + 4.50%	(f)	10.00%	06/2021	15	14	—	15
Lombart Brothers, Inc.^*	One stop	L + 6.25%	(c)	8.85%	04/2023	12,657	12,481	1.1	12,498
Lombart Brothers, Inc.*(8)	One stop	L + 6.25%	(c)	8.85%	04/2023	1,527	1,501	0.1	1,508
Lombart Brothers, Inc.	One stop	P + 5.00%	(f)	10.50%	04/2023	74	72	—	72
Lombart Brothers, Inc.(8)	One stop	P + 5.00%	(f)	10.50%	04/2023	4	4	—	4
MD Now Holdings, Inc.#^	One stop	L + 5.00%	(c)	7.60%	08/2024	7,034	6,972	0.6	7,034
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(18)	—	—
MWD Management, LLC & MWD Services, Inc.*	One stop	L + 5.25%	(c)	7.85%	06/2023	4,359	4,359	0.4	4,359
MWD Management, LLC & MWD Services, Inc.*	One stop	L + 5.25%	(c)	7.85%	06/2023	1,289	1,277	0.1	1,289
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2022	—	(1)	—	—
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(64)	—	—
Oliver Street Dermatology Holdings, LLC#*	One stop	L + 6.25%	(c)	8.85%	05/2022	8,694	8,594	0.7	7,825
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	8.85%	05/2022	1,880	1,865	0.2	1,692
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	8.85%	05/2022	1,349	1,337	0.1	1,214
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	8.85%	05/2022	1,192	1,183	0.1	1,072
Oliver Street Dermatology Holdings, LLC#	One stop	L + 6.25%	(c)	8.85%	05/2022	1,041	1,032	0.1	936
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	8.85%	05/2022	1,037	1,030	0.1	934
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	8.85%	05/2022	808	801	0.1	727
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	8.85%	05/2022	700	695	0.1	630
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	8.85%	05/2022	432	429	—	389
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.25%	(c)	8.90%	05/2022	136	135	—	123
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	8.85%	05/2022	45	45	—	41
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	8.85%	05/2022	41	41	—	37
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	8.85%	05/2022	32	32	—	29
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	8.85%	05/2022	30	29	—	27
See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Oliver Street Dermatology Holdings, LLC(5)	One stop	L + 6.25%		N/A(6)	05/2022	$—	$(5)	—%	$—
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	9.25%	11/2023	2,823	2,793	0.3	2,823
ONsite Mammography, LLC	One stop	L + 6.75%	(a)(d)	9.45%	11/2023	592	579	0.1	592
ONsite Mammography, LLC	One stop	L + 6.75%	(d)	9.62%	11/2023	8	7	—	8
Pinnacle Treatment Centers, Inc.*	One stop	L + 5.75%	(c)	8.49%	08/2021	9,600	9,508	0.9	9,600
Pinnacle Treatment Centers, Inc.^	One stop	L + 5.75%	(c)	8.49%	08/2021	356	353	—	356
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.49%	08/2021	54	54	—	54
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.49%	08/2021	42	41	—	42
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)(f)	8.95%	08/2021	33	32	—	33
Pinnacle Treatment Centers, Inc.(5)	One stop	L + 5.75%		N/A(6)	08/2021	—	(13)	—	—
PPT Management Holdings, LLC^	One stop	L + 7.50%	(a)	3.49% cash/6.50% PIK	12/2022	12,763	12,600	1.0	10,818
PPT Management Holdings, LLC	One stop	L + 7.50%	(a)	3.49% cash/6.50% PIK	12/2022	147	147	—	125
PPT Management Holdings, LLC	One stop	L + 7.50%	(a)	3.49% cash/6.50% PIK	12/2022	87	87	—	74
PPT Management Holdings, LLC	One stop	L + 7.50%	(a)	3.49% cash/6.50% PIK	12/2022	42	34	—	34
PPT Management Holdings, LLC(5)	One stop	L + 7.50%	(a)	3.49% cash/6.50% PIK	12/2022	8	5	—	(24)
Pyramid Healthcare, Inc.^	One stop	L + 6.50%	(c)	9.10%	08/2020	325	322	—	325
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(a)(c)	9.02%	08/2020	263	261	—	263
Pyramid Healthcare, Inc.(5)	One stop	L + 6.50%		N/A(6)	08/2020	—	(1)	—	—
Riverchase MSO, LLC*	Senior loan	L + 5.75%	(c)	8.35%	10/2022	4,865	4,821	0.4	4,865
Riverchase MSO, LLC	Senior loan	L + 5.75%	(a)(c)	8.34%	10/2022	65	64	—	65
RXH Buyer Corporation#*	One stop	L + 5.75%	(c)	8.35%	09/2021	10,964	10,873	1.0	10,964
RXH Buyer Corporation*	One stop	L + 5.75%	(c)	8.35%	09/2021	1,241	1,236	0.1	1,241
RXH Buyer Corporation	One stop	L + 5.75%	(c)(f)	9.02%	09/2021	62	60	—	62
SLMP, LLC*	One stop	L + 6.00%	(a)	8.50%	05/2023	5,569	5,507	0.5	5,569
SLMP, LLC*	One stop	L + 6.00%	(a)	8.50%	05/2023	4,677	4,626	0.4	4,677
SLMP, LLC	Subordinated debt	N/A		7.50% PIK	05/2027	117	117	—	117
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(8)	—	—
Spear Education, LLC*	One stop	L + 5.75%	(c)	8.55%	08/2019	3,450	3,448	0.3	3,450
Spear Education, LLC	One stop	L + 5.75%	(c)	8.55%	08/2019	177	177	—	177
Spear Education, LLC	One stop	L + 5.75%		N/A(6)	08/2019	—	—	—	—
Summit Behavioral Healthcare, LLC*	Senior loan	L + 4.75%	(d)	7.44%	10/2023	2,389	2,370	0.2	2,389
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(d)	7.43%	10/2023	118	111	—	118
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)(d)	7.45%	10/2023	33	33	—	33
WHCG Management, LLC*	Senior loan	L + 5.00%	(c)	7.60%	03/2023	3,930	3,897	0.3	3,694
WHCG Management, LLC	Senior loan	L + 5.00%	(c)	7.61%	03/2023	100	99	—	94
WHCG Management, LLC(5)	Senior loan	L + 5.00%		N/A(6)	03/2023	—	(18)	—	—
WIRB-Copernicus Group, Inc.*	Senior loan	L + 4.25%	(a)	6.75%	08/2022	10,874	10,816	1.0	10,874
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(1)	—	—
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(17)	—	—
						347,783	343,894	30.5	336,037
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC^	Senior loan	L + 4.50%	(a)	7.00%	02/2022	547	546	0.1	546
CST Buyer Company	One stop	L + 5.00%	(a)	7.50%	03/2023	2,990	2,928	0.3	2,990
CST Buyer Company	One stop	L + 5.00%		N/A(6)	03/2023	—	—	—	—
Plano Molding Company, LLC^	One stop	L + 7.50%	(a)	9.99%	05/2021	4,825	4,786	0.4	4,439
						8,362	8,260	0.8	7,975

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Captive Resources Midco, LLC*	One stop	L + 5.75%	(a)	8.25%	12/2021	$12,188	$12,065	1.1%	$12,188
Captive Resources Midco, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2021	—	(3)	—	—
Captive Resources Midco, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2021	—	(10)	—	—
Integrity Marketing Acquisition, LLC^	Senior loan	L + 4.25%	(c)	6.85%	11/2025	1,522	1,515	0.1	1,522
Integrity Marketing Acquisition, LLC	Senior loan	L + 4.25%	(c)	7.05%	11/2025	197	194	—	197
Internet Pipeline, Inc.*	One stop	L + 4.75%	(a)	7.25%	08/2022	10,198	10,076	0.9	10,198
Internet Pipeline, Inc.*	One stop	L + 4.75%	(a)	7.25%	08/2022	4,383	4,345	0.4	4,383
Internet Pipeline, Inc.(8)(9)	One stop	L + 4.75%	(a)	7.25%	08/2022	3,505	3,466	0.3	3,413
Internet Pipeline, Inc.*	One stop	L + 4.75%	(a)	7.25%	08/2022	1,659	1,644	0.2	1,659
Internet Pipeline, Inc.	One stop	L + 4.75%		N/A(6)	08/2021	—	—	—	—
Orchid Underwriters Agency, LLC^	Senior loan	L + 4.50%	(c)	7.38%	12/2024	1,867	1,849	0.2	1,867
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Orchid Underwriters Agency, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(9)	—	—
RSC Acquisition, Inc.^*	Senior loan	L + 4.25%	(c)	6.85%	11/2022	28,734	28,608	2.6	28,734
RSC Acquisition, Inc.	Senior loan	L + 4.25%		N/A(6)	11/2021	—	—	—	—
RSC Acquisition, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(25)	—	—
						64,253	63,715	5.8	64,161
Leisure, Amusement, Motion Pictures, Entertainment
EOS Fitness Opco Holdings, LLC^	One stop	L + 4.75%	(a)	7.25%	01/2025	4,024	3,985	0.4	4,024
EOS Fitness Opco Holdings, LLC	One stop	P + 3.75%	(f)	9.25%	01/2025	6	5	—	6
EOS Fitness Opco Holdings, LLC(5)	One stop	L + 4.75%		N/A(6)	01/2025	—	(15)	—	—
PADI Holdco, Inc.^(8)(9)	One stop	E + 5.75%	(g)	5.75%	04/2023	12,442	12,442	1.1	11,679
PADI Holdco, Inc.*	One stop	L + 5.75%	(c)	8.50%	04/2023	12,573	12,431	1.1	12,573
PADI Holdco, Inc.	One stop	L + 5.75%	(b)(c)	8.39%	04/2022	23	21	—	23
Self Esteem Brands, LLC#*	Senior loan	L + 4.25%	(a)	6.75%	02/2022	14,763	14,657	1.3	14,616
Sunshine Sub, LLC*	One stop	L + 4.75%	(a)	7.25%	05/2024	5,441	5,347	0.5	5,441
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	7.25%	05/2024	5,315	5,227	0.5	5,315
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Teaching Company, The*	One stop	L + 4.75%	(c)	7.45%	07/2023	7,023	6,994	0.6	7,023
Teaching Company, The(5)	One stop	L + 4.75%		N/A(6)	07/2023	—	(1)	—	—
Titan Fitness, LLC^	One stop	L + 4.75%	(a)	7.24%	02/2025	15,015	14,869	1.4	14,865
Titan Fitness, LLC(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(2)	—	(3)
Titan Fitness, LLC(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(31)	—	(31)
WBZ Investment LLC^	One stop	L + 5.50%	(a)	8.00%	09/2024	3,446	3,414	0.3	3,446
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.98%	09/2024	427	403	0.1	427
WBZ Investment LLC	One stop	L + 5.50%		N/A(6)	09/2024	—	—	—	—
						80,498	79,745	7.3	79,404
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.^	One stop	L + 10.00%	(a)	10.50% cash/2.00% PIK	05/2019	181	181	—	181
Benetech, Inc.	One stop	P + 8.75%	(a)(f)	11.91% cash/2.00% PIK	05/2019	9	9	—	9
						190	190	—	190
Oil and Gas
Drilling Info Holdings, Inc.*	Senior loan	L + 4.25%	(a)	6.75%	07/2025	16,628	16,448	1.5	16,628
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(2)	—	—
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(32)	—	—
						16,628	16,414	1.5	16,628

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	8.10%	11/2022	$4,798	$4,777	0.4%	$4,798
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	(c)	8.10%	11/2022	3,011	2,983	0.3	3,011
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	8.10%	11/2022	419	417	0.1	419
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	8.10%	11/2022	294	293	—	294
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)(f)	8.91%	11/2022	35	34	—	35
IMPLUS Footwear, LLC^*	One stop	L + 6.75%	(c)	9.35%	04/2021	13,053	12,989	1.2	13,053
IMPLUS Footwear, LLC*	One stop	L + 6.75%	(c)	9.38%	04/2021	2,298	2,287	0.2	2,298
IMPLUS Footcare, LLC	One stop	L + 6.75%	(c)	9.35%	04/2021	697	689	0.1	697
Massage Envy, LLC*	One stop	L + 6.75%	(b)	9.31%	09/2020	3,104	3,094	0.3	3,104
Massage Envy, LLC	One stop	L + 6.75%	(a)(c)(f)	9.51%	09/2020	178	177	—	178
Massage Envy, LLC	One stop	L + 6.75%	(a)(b)	9.26%	09/2020	151	151	—	151
Massage Envy, LLC*	One stop	L + 6.75%	(a)(f)	9.25%	09/2020	112	112	—	112
Massage Envy, LLC*	One stop	L + 6.75%	(a)(f)	9.26%	09/2020	98	98	—	98
Massage Envy, LLC*	One stop	L + 6.75%	(a)	9.24%	09/2020	98	98	—	98
Massage Envy, LLC*	One stop	L + 6.75%	(a)(f)	9.25%	09/2020	94	93	—	94
Massage Envy, LLC*	One stop	L + 6.75%	(b)	9.31%	09/2020	90	89	—	90
Massage Envy, LLC	One stop	L + 6.75%	(a)(b)	9.25%	09/2020	70	70	—	70
Massage Envy, LLC*	One stop	L + 6.75%	(a)(f)	9.24%	09/2020	70	70	—	70
Massage Envy, LLC*	One stop	L + 6.75%	(b)	9.31%	09/2020	45	45	—	45
Massage Envy, LLC*	One stop	L + 6.75%	(a)(b)	9.26%	09/2020	30	30	—	30
Massage Envy, LLC	One stop	L + 6.75%		N/A(6)	09/2020	—	—	—	—
Massage Envy, LLC(5)	One stop	L + 6.75%		N/A(6)	09/2020	—	(1)	—	—
Orthotics Holdings, Inc.*	One stop	L + 5.50%	(a)	8.00%	02/2020	3,637	3,626	0.3	3,637
Orthotics Holdings, Inc.*(8)	One stop	L + 5.50%	(a)	8.00%	02/2020	596	594	0.1	596
Orthotics Holdings, Inc.(8)	One stop	L + 5.50%		N/A(6)	02/2020	—	—	—	—
Orthotics Holdings, Inc.(5)	One stop	L + 5.50%		N/A(6)	02/2020	—	(2)	—	—
WU Holdco, Inc.*	One stop	L + 5.50%	(c)	8.11%	03/2026	2,080	2,080	0.2	2,080
WU Holdco, Inc.	One stop	L + 5.50%		N/A(6)	03/2026	—	—	—	—
WU Holdco, Inc.	One stop	L + 5.50%		N/A(6)	03/2025	—	—	—	—
						35,058	34,893	3.2	35,058
Personal, Food and Miscellaneous Services
Captain D's, LLC*	Senior loan	L + 4.50%	(a)	6.99%	12/2023	2,171	2,154	0.2	2,171
Captain D's, LLC	Senior loan	P + 3.50%	(a)(f)	8.18%	12/2023	9	9	—	9
Clarkson Eyecare LLC#^*	One stop	L + 6.25%	(c)	8.85%	04/2021	43,284	42,996	3.9	43,284
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.99%	04/2021	1,243	1,234	0.1	1,243
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)(f)	9.52%	04/2021	397	394	—	397
Community Veterinary Partners, LLC*	One stop	L + 5.50%	(c)	8.10%	10/2021	1,935	1,931	0.2	1,935
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	8.10%	10/2021	765	765	0.1	765
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	8.10%	10/2021	650	650	0.1	650
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	8.10%	10/2021	577	577	0.1	577
Community Veterinary Partners, LLC*	One stop	L + 5.50%	(c)	8.10%	10/2021	514	514	0.1	514
Community Veterinary Partners, LLC*	One stop	L + 5.50%	(c)	8.10%	10/2021	99	97	—	99
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	8.10%	10/2021	45	10	—	45
Community Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2021	—	(26)	—	—
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	7.33%	08/2023	656	603	0.1	656
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	7.31%	08/2023	149	147	—	149

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services - (continued)
Imperial Optical Midco Inc.	One stop	L + 4.75%		N/A(6)	08/2023	$—	$—	—%	$—
PPV Intermediate Holdings II, LLC	One stop	P + 4.00%	(f)	9.50%	05/2023	32	31	—	32
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	19	19	—	19
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2020	—	(53)	—	—
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.19%	01/2023	352	339	—	352
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.27%	01/2023	59	59	—	59
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.18%	01/2023	5	5	—	5
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	8.00%	05/2025	3,589	3,557	0.3	3,589
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	8.00%	05/2025	2,166	2,147	0.2	2,166
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	8.00%	05/2025	1,907	1,890	0.2	1,907
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	8.00%	05/2025	1,565	1,543	0.1	1,565
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	8.00%	05/2025	1,391	1,379	0.1	1,391
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	8.00%	05/2025	1,186	1,176	0.1	1,186
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	8.00%	05/2025	1,105	1,073	0.1	1,105
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	8.00%	05/2025	1,034	1,025	0.1	1,034
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	8.00%	05/2025	849	841	0.1	849
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	8.00%	05/2025	773	743	0.1	773
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	8.00%	05/2023	75	74	—	75
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(51)	—	—
Veterinary Specialists of North America, LLC*	One stop	P + 4.50%	(a)(f)	9.53%	07/2021	3,794	3,771	0.3	3,794
Veterinary Specialists of North America, LLC	One stop	P + 4.50%	(f)	10.00%	07/2021	500	496	0.1	500
Veterinary Specialists of North America, LLC	One stop	P + 4.50%	(f)	10.00%	07/2021	462	458	0.1	462
Veterinary Specialists of North America, LLC	One stop	P + 4.50%	(f)	10.00%	07/2021	418	415	0.1	418
Veterinary Specialists of North America, LLC*	One stop	P + 4.50%	(f)	10.00%	07/2021	227	226	—	227
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(a)	7.99%	07/2021	111	109	—	111
Veterinary Specialists of North America, LLC*	One stop	P + 4.50%	(f)	10.00%	07/2021	88	87	—	88
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(a)(f)	8.91%	07/2021	77	76	—	77
Veterinary Specialists of North America, LLC*	One stop	P + 4.50%	(f)	10.00%	07/2021	33	32	—	33
Wetzel's Pretzels, LLC*	One stop	L + 6.75%	(a)	9.25%	09/2021	8,245	8,179	0.8	8,245
Wetzel's Pretzels, LLC	One stop	L + 6.75%	(a)	9.25%	09/2021	19	19	—	19
						82,575	81,720	7.7	82,575
Printing and Publishing
Brandmuscle, Inc.*	Senior loan	L + 5.00%	(c)	7.60%	12/2021	529	527	0.1	532
Messenger, LLC^	One stop	L + 6.00%	(a)(f)	8.52%	08/2023	3,907	3,873	0.4	3,907
Messenger, LLC	One stop	L + 6.00%		N/A(6)	08/2023	—	—	—	—
						4,436	4,400	0.5	4,439
Retail Stores
Batteries Plus Holding Corporation*	One stop	L + 6.75%	(a)	9.25%	07/2022	11,321	11,211	1.0	11,321
Batteries Plus Holding Corporation	One stop	P + 5.75%	(f)	11.25%	07/2022	8	6	—	8
Boot Barn, Inc.^	Senior loan	L + 4.50%	(c)	7.10%	06/2021	206	202	—	206
Cycle Gear, Inc.^*	One stop	L + 5.00%	(c)	7.80%	01/2021	7,521	7,446	0.7	7,521
Cycle Gear, Inc.*	One stop	L + 5.00%	(c)	7.80%	01/2021	701	699	0.1	701
DTLR, Inc.^*	One stop	L + 6.50%	(c)	9.24%	08/2022	19,409	19,210	1.8	19,409
Feeders Supply Company, LLC*	One stop	L + 5.75%	(a)	8.25%	04/2021	4,425	4,400	0.4	4,425
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	64	64	—	64
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
Jet Equipment & Tools Ltd.^(8)(9)(11)	One stop	L + 5.75%	(a)	7.72%	11/2024	9,766	9,652	0.9	9,478

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Retail Stores - (continued)
Jet Equipment & Tools Ltd.*(8)(11)	One stop	L + 5.75%	(c)	8.38%	11/2024	$7,552	$7,478	0.7%	$7,477
Jet Equipment & Tools Ltd.^(8)(11)	One stop	L + 5.75%	(a)	8.25%	11/2024	2,321	2,299	0.2	2,298
Jet Equipment & Tools Ltd.(5)(8)(9)(11)	One stop	L + 5.75%		N/A(6)	11/2024	—	(2)	—	(1)
Marshall Retail Group LLC, The*	One stop	L + 6.00%	(c)	8.80%	08/2020	3,117	3,117	0.3	3,117
Marshall Retail Group LLC, The	One stop	P + 4.75%	(f)	10.25%	08/2019	172	172	—	172
Mills Fleet Farm Group LLC#^*	One stop	L + 6.25%	(a)	8.75%	10/2024	36,937	36,343	3.4	36,937
Pet Holdings ULC#^*(8)(11)	One stop	L + 5.50%	(c)	8.30%	07/2022	32,513	32,331	3.0	32,513
Pet Holdings ULC*(8)(11)	One stop	L + 5.50%	(c)	8.30%	07/2022	129	128	—	129
Pet Holdings ULC(5)(8)(11)	One stop	L + 5.50%		N/A(6)	07/2022	—	(2)	—	—
Pet Supplies Plus, LLC^	Senior loan	L + 4.50%	(c)	7.10%	12/2024	7,659	7,586	0.7	7,659
Pet Supplies Plus, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2023	—	(1)	—	—
PetPeople Enterprises, LLC*	One stop	L + 5.00%	(a)	7.50%	09/2023	2,337	2,315	0.2	2,337
PetPeople Enterprises, LLC	One stop	L + 5.00%	(a)	7.50%	09/2023	1,044	1,031	0.1	1,044
PetPeople Enterprises, LLC	One stop	L + 5.00%	(a)	7.50%	09/2023	15	15	—	15
Sola Franchise, LLC and Sola Salon Studios, LLC^	One stop	L + 5.50%	(c)	8.10%	10/2024	2,226	2,206	0.2	2,226
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.50%	(c)	8.10%	10/2024	1,614	1,584	0.1	1,614
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.50%	(a)	8.00%	10/2024	7	7	—	7
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2024	—	(19)	—	—
						151,064	149,478	13.8	150,677
Telecommunications
NetMotion Wireless Holdings, Inc.*	One stop	L + 6.25%	(c)	8.85%	10/2021	6,308	6,241	0.6	6,308
NetMotion Wireless Holdings, Inc.	One stop	L + 6.25%		N/A(6)	10/2021	—	—	—	—
						6,308	6,241	0.6	6,308
Textiles and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	(c)	7.74%	10/2022	1,888	1,864	0.2	1,812
SHO Holding I Corporation	Senior loan	L + 4.00%	(c)	6.79%	10/2021	15	15	—	13
						1,903	1,879	0.2	1,825
Utilities
Arcos, LLC*	One stop	L + 5.75%	(c)	8.35%	02/2021	8,116	8,053	0.7	8,035
Arcos, LLC	One stop	L + 5.75%		N/A(6)	02/2021	—	—	—	—
						8,116	8,053	0.7	8,035

Total non-controlled/non-affiliate company debt investments						$1,947,987	$1,927,356	175.5%	$1,926,173

Equity investments(12)(13)
Aerospace and Defense
Whitcraft LLC	Common stock	N/A		N/A	N/A	7	$688	0.1%	$1,101

Automobile
Grease Monkey International, LLC	LLC units	N/A		N/A	N/A	448	448	0.1	886
Polk Acquisition Corp.	LP interest	N/A		N/A	N/A	4	401	—	162
Quick Quack Car Wash Holdings, LLC	LLC units	N/A		N/A	N/A	—	248	—	248
							1,097	0.1	1,296

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco
Cafe Rio Holding, Inc.	Common stock	N/A	N/A	N/A	3	$283	—%	$342
Global ID Corporation	LLC interest	N/A	N/A	N/A	2	240	—	356
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	17	84	—	59
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	8	24	—	17
Mendocino Farms, LLC	Common stock	N/A	N/A	N/A	157	690	0.1	646
Purfoods, LLC	LLC interest	N/A	N/A	N/A	355	355	0.1	617
Uinta Brewing Company	Common stock	N/A	N/A	N/A	30	—	—	33
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	232	232	—	232
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	232	—	—	—
						1,908	0.2	2,302
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	40	—	36
Flexan, LLC	Common stock	N/A	N/A	N/A	—	—	—	—
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	80	—	70
						120	—	106
Diversified/Conglomerate Manufacturing
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	259	—	—
Inventus Power, Inc.	LLC units	N/A	N/A	N/A	—	38	—	33
Inventus Power, Inc.	Common stock	N/A	N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	264	0.1	597
						561	0.1	630
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A	N/A	N/A	374	374	—	212
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	30	152	—	194
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	1	1,325	0.1	1,447
Caliper Software, Inc.	Common stock	N/A	N/A	N/A	117	117	—	114
Centrify Corporation	LP interest	N/A	N/A	N/A	—	400	—	345
Centrify Corporation	LP interest	N/A	N/A	N/A	141	—	—	—
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	39	247	—	245
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	35	46	—	81
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	1	106	—	162
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	84	84	—	117
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	67	11	—	1
GS Acquisitionco, Inc.	LP interest	N/A	N/A	N/A	1	117	—	191
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	165	—	230
Hydraulic Authority III Limited(8)(9)(10)	Preferred stock	N/A	N/A	N/A	151	192	—	196
Hydraulic Authority III Limited(8)(9)(10)	Common stock	N/A	N/A	N/A	3	—	—	—
Kareo, Inc.	Warrant	N/A	N/A	N/A	29	203	—	4
Kareo, Inc.	Preferred stock	N/A	N/A	N/A	1	5	—	4
Kareo, Inc.	Warrant	N/A	N/A	N/A	3	—	—	7
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	1	597	0.1	410
MMan Acquisition Co.	Preferred stock	N/A	N/A	N/A	—	26	—	21
MMan Acquisition Co.	Common stock	N/A	N/A	N/A	—	25	0.1	962
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	—	436	0.1	530
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	236	—	280
Personify, Inc.	LLC units	N/A	N/A	N/A	342	342	—	313
See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Pride Midco, Inc.	Preferred stock	N/A	N/A	N/A	1	$1,256	0.1%	$1,343
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	399	0.1	499
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	99	4	—	175
Property Brands, Inc.	LLC units	N/A	N/A	N/A	34	345	0.1	415
Quickbase, Inc.	Common stock	N/A	N/A	N/A	615	—	0.3	3,643
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	—	157	—	156
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	2	—	—	—
Valant Medical Solutions, Inc.	Warrant	N/A	N/A	N/A	6	86	—	17
Verisys Corporation	LLC interest	N/A	N/A	N/A	318	318	—	300
Workforce Software, LLC	LLC units	N/A	N/A	N/A	1,373	1,373	0.1	1,506
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	232	212	—	245
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	41	33	—	18
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	10	10	—	15
						9,399	1.1	14,398
Ecological
Pace Analytical Services, LLC	Common stock	N/A	N/A	N/A	3	302	—	348

Electronics
Diligent Corporation	Preferred stock	N/A	N/A	N/A	359	4	0.1	1,392
Episerver, Inc.	Common stock	N/A	N/A	N/A	40	404	0.1	437
SEI, Inc.	LLC units	N/A	N/A	N/A	207	161	0.1	424
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	74	—	—
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	7	—	—
						650	0.3	2,253
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	529	—	319
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	796	852	0.1	931
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	596	0.1	469
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	—
BIO18 Borrower, LLC	LLC interest	N/A	N/A	N/A	105	548	0.1	548
BIOVT, LLC	LLC units	N/A	N/A	N/A	—	360	0.1	639
CRH Healthcare Purchaser, Inc.	LP interest	N/A	N/A	N/A	228	228	—	228
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	5,253	525	0.1	694
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	53	5	—	158
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	651	651	0.1	796
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	394	370	—	207
Elite Dental Partners LLC	Common stock	N/A	N/A	N/A	—	426	0.1	538
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	81	—	111
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	—	—	20
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	—	442	—	232
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	4	4	—	—
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	304	—	202
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	3	—	—
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	187	188	—	111
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	205	—	206
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	1	146	—	226

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
MD Now Holdings, Inc.	LLC units	N/A	N/A	N/A	8	$78	—%	$91
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	230	230	—	151
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	218	218	—	113
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	226	—	273
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	16
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	4	443	—	258
SLMP, LLC	LLC interest	N/A	N/A	N/A	378	378	0.1	457
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	86	—	48
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	—	—	—
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	314	—	77
						8,444	0.8	8,119
Insurance
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	153	—	223
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	93	2	0.1	469
Orchid Underwriters Agency, LLC	LP interest	N/A	N/A	N/A	42	42	—	42
						197	0.1	734
Leisure, Amusement, Motion Pictures, Entertainment
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	1	539	0.1	596
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	36	56	—	56
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	25	38	—	38
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	20	31	—	31
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	18	27	—	27
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	8	12	—	12
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	1	1	—	1
						704	0.1	761
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	LLC interest	N/A	N/A	N/A	2	—	—	—
Benetech, Inc.	LLC interest	N/A	N/A	N/A	2	—	—	1
						—	—	1
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC(14)	LLC units	N/A	N/A	N/A	9	91	—	132

Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC interest	N/A	N/A	N/A	88	88	—	56
Clarkson Eyecare LLC	LLC units	N/A	N/A	N/A	—	86	—	189
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	2	210	—	302
PPV Intermediate Holdings II, LLC	LLC interest	N/A	N/A	N/A	160	160	—	143
Ruby Slipper Cafe LLC, The	LLC units	N/A	N/A	N/A	19	186	—	233
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	282	0.1	457
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	83	3	—	76
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	56	—	196
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	149	—	203
						1,220	0.1	1,855
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	207	—	92

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Retail Stores - (continued)
Batteries Plus Holding Corporation	LP interest	N/A		N/A	N/A	5	$505	0.1%	$764
Cycle Gear, Inc.	LLC units	N/A		N/A	N/A	8	111	—	190
Elite Sportswear, L.P.	LLC interest	N/A		N/A	N/A	—	74	—	—
Feeders Supply Company, LLC	Preferred stock	N/A		N/A	N/A	2	179	—	187
Feeders Supply Company, LLC	Common stock	N/A		N/A	N/A	—	—	—	—
Jet Equipment & Tools Ltd.(8)(9)(11)	LLC units	N/A		N/A	N/A	1	384	0.1	629
Pet Holdings ULC(8)(11)	LP interest	N/A		N/A	N/A	222	188	—	161
Pet Supplies Plus, LLC	LLC units	N/A		N/A	N/A	77	77	—	76
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A		N/A	N/A	2	206	—	227
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A		N/A	N/A	—	41	—	46
							1,765	0.2	2,280

Total non-controlled/non-affiliate company equity investments							$27,353	3.2%	$36,408

Total non-controlled/non-affiliate company investments						$1,947,987	$1,954,709	178.7%	$1,962,581

Non-controlled affiliate company investments(15)
Debt investments
Diversified/Conglomerate Service
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.80%	10/2023	$3,067	$3,013	0.3%	$2,761
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.80%	10/2023	256	251	—	230
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.80%	10/2023	17	17	—	15
Switchfly LLC(8)	One stop	L + 8.50%		N/A(6)	10/2023	—	—	—	—
						3,340	3,281	0.3	3,006

Total non-controlled affiliate company debt investments						$3,340	$3,281	0.3	$3,006

Equity investments(12)(13)
Diversified/Conglomerate Service
Switchfly LLC(8)	LLC units	N/A		N/A	N/A	1,951	$1,084	0.1%	$1,461

Total non-controlled affiliate company equity investments							$1,084	0.1	$1,461

Total non-controlled affiliate company investments						$3,340	$4,365	0.4	$4,467

Controlled affiliate company investments(16)
Equity investments (12)(13)
Investment Funds and Vehicles
GCIC Senior Loan Fund LLC(8)(17)	LLC interest	N/A		N/A	N/A	48,356	$48,356	4.5%	$49,800

Total controlled affiliate company equity investments							$48,356	4.5%	$49,800

Total controlled affiliate company investments							$48,356	4.5%	$49,800

Total investments						$1,951,327	$2,007,430	183.6%	$2,016,848

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents
Cash, foreign currencies and restricted cash					$95,406	8.7%	$95,404
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)		2.32% (18)			3	—	3
Total cash, cash equivalents, foreign currencies and restricted cash and cash equivalents					$95,409	8.7%	$95,407

Total investments and cash, cash equivalents, foreign currencies and restricted cash and cash equivalents					$2,102,839	192.3%	$2,112,255

^	Denotes that all or a portion of the investment collateralizes the Credit Facility (as defined in Note 7).
*	Denotes that all or a portion of the investment secures the notes offered in the GCIC 2018 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the investment collateralizes the DB Credit Facility (as defined in Note 7).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’), Euro Interbank Offered Rate ("EURIBOR" or "E") or Prime (‘‘P’’) and which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of March 31, 2019. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of March 29, 2019, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 29, 2019, as the loan may have priced or repriced based on an index rate prior to March 29, 2019.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 2.49% as of March 29, 2019.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 2.56% as of March 29, 2019.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.60% as of March 29, 2019.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.66% as of March 29, 2019.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 2.71% as of March 29, 2019.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 5.50% as of March 29, 2019.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.31% as of March 29, 2019.
(h)Denotes that all or a portion of the loan was indexed to the 30-day GBP LIBOR, which was 0.73% as of March 29, 2019.
(i) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.85% as of March 29, 2019.
(j) Denotes that all or a portion of the loan was indexed to the 180-day GBP LIBOR, which was 0.95% as of March 29, 2019.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2019.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of March 31, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Loan was on non-accrual status as of March 31, 2019, meaning that the Company has ceased recognizing interest income on the loan.

(8)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2019, total non-qualifying assets at fair value represented 7.5% of the Company’s assets calculated in accordance with the 1940 Act.

(9)
Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Transactions.

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

(15)
As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities ("non-controlled affiliate"). Transactions related to investments in non-controlled affiliates for the six months ended March 31, 2019 were as follows:

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

Portfolio Company	Fair value as of September 30, 2018	Purchases (cost)	Redemptions (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of March 31, 2019	Net realized gain/(loss)	Interest and fee income	Dividend income
Switchfly LLC (k)	$3,716	$542	$—	$(16)	$225	$4,467	$—	$81	$—
Total non-controlled affiliates	$3,716	$542	$—	$(16)	$225	$4,467	$—	$81	$—

(k) Purchases at cost includes amounts related to payment-in-kind ("PIK") interest capitalized and added to the principal balance of the respective loans.
(16) As defined in the 1940 Act, the Company is deemed to be both an ‘‘affiliated person’’ of and ‘‘control’’ this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement)("controlled affiliate"). Transactions related to investments in controlled affiliates for the six months ended March 31, 2019 were as follows:

Portfolio Company	Fair value as of September 30, 2018	Purchases (cost)	Redemptions (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of March 31, 2019	Net realized gain/(loss)	Interest and fee income	Dividend income
GCIC Senior Loan Fund LLC (l)	$49,939	$—	$—	$—	$(139)	$49,800	$—	$—	$2,228
Total controlled affiliates	$49,939	$—	$—	$—	$(139)	$49,800	$—	$—	$2,228
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

(17)	The Company receives quarterly profit distributions from its equity investment in GCIC Senior Loan Fund LLC. See Note 5. Investments.

(18)	The rate shown is the annualized seven-day yield as of March 31, 2019.

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

The Merger is subject to approval by the Company’s and GBDC’s stockholders and other customary closing conditions. Consummation of the Merger is currently anticipated to occur during the second half of calendar year 2019. The combined company will trade under the ticker symbol “GBDC” on The Nasdaq Global Select Market and will remain externally managed by the Investment Adviser. Additional information on the Merger can be located in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the "SEC") on November 28, 2018.

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

Restricted cash, cash equivalents and foreign currencies: Restricted cash, cash equivalents and foreign currencies include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash, cash equivalents and foreign currencies are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2019, interest income included $1,744 and $3,742, respectively, of accretion of discounts. For the three and six months ended March 31, 2018, interest income included $2,145 and $4,171, respectively, of accretion of discounts. For the three and six months ended March 31, 2019, the Company received loan origination fees of $2,130 and $5,277, respectively. For the three and six months ended March 31, 2018, the Company received loan origination fees of $2,095 and $5,267, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2019, the Company recorded PIK income of $267 and $350, respectively, and received PIK payments in cash of $0 and $19, respectively. For the three and six months ended March 31, 2018, the Company

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

recorded PIK income of $471 and $939, respectively, and received PIK payments in cash of $0 and an amount less than $1, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and six months ended March 31, 2019, fee income included $56 and $356, respectively, of prepayment premiums, which fees are non-recurring. For the three and six months ended March 31, 2018, fee income included $841 and $1,227, respectively, of prepayment premiums, which fees are non-recurring.

For the three and six months ended March 31, 2019, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $37,822 and $74,494, respectively. For the three and six months ended March 31, 2018, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $28,687 and $55,467, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company ("LLC") and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and six months ended March 31, 2019, excluding the Company's investment in LLC equity interests in GCIC SLF, the Company recorded dividend income of $0 and $30, respectively, and return of capital distributions of $0 and $0, respectively. For the three and six months ended March 31, 2019, the Company recorded dividend income of $1,192 and $2,228, respectively, and return of capital distributions of $0 and $0, respectively, from the Company's investment in LLC equity interests in GCIC SLF.
For the three and six months ended March 31, 2018, excluding the Company's investment in LLC equity interests in GCIC SLF, the Company recorded dividend income of $75 and $77, respectively, and return of capital distributions of $4,763 and $4,809, respectively. For the three and six months ended March 31, 2018, the Company recorded dividend income of $1,294 and $2,424, respectively, and return of capital distributions of $0 and $0, respectively, from the Company's investment in LLC equity interests in GCIC SLF.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $4,857 and $5,197 as of March 31, 2019 and September 30, 2018, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2019 and 2018, no amount was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2019. The Company's tax returns for the 2015 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2019 and September 30, 2018, the Company had deferred debt issuance costs of $6,320 and $1,921, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the three and six months ended March 31, 2019 was $631 and $2,299, respectively. Amortization expense for the three and six months ended March 31, 2018 was $531 and $1,084, respectively.

Securities Exchange Commission (“SEC”) Disclosure Update and Simplification: In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the “SEC Release”), amending certain disclosure requirements intended to facilitate the disclosure of information to investors and simplify compliance. The SEC Release is effective for all filings on or after November 5, 2018. The Company first adopted the SEC Release for the fiscal year ended September 30, 2018. The SEC Release required presentation changes to the Company's Consolidated Statements of Financial Condition and Consolidated Statements of Changes

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

in Net Assets. Prior to adoption, the Company presented, in accordance with previous SEC rules, distributable earnings on the Consolidated Statements of Financial Condition, as three components: 1) undistributed net investment income; 2) net unrealized appreciation (depreciation) on investments; and 3) net realized gain (loss) on investments and presented distributions from distributable earnings on the Consolidated Statements of Changes in Net Assets as two components: 1) distributions from net investment income; and 2) distributions from realized gain. In accordance with the SEC Release, distributable earnings and distributions from distributable earnings are shown in total on the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets, respectively. The changes in presentation have been retrospectively applied to the Consolidated Statements of Changes in Net Assets for the six months ended March 31, 2018.

The following table provides the reconciliation of the components of distributable earnings to conform to the current period presentation for the six months ended March 31, 2018:

	Total increase (decrease) for the six months ended March 31, 2018
	Capital Distributions in Excess of Net Investment	Net Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Distributable Earnings
Net investment income	$33,476	$—	$—	$33,476
Net realized gain (loss) on investments and foreign currency transactions	—	—	94	94
Net change in unrealized gain (loss) on investments and foreign currency translation	—	4,952	—	4,952
Net increase in net assets from operations	$33,476	$4,952	$94	$38,522
The following table provides the reconciliation of the components of distributions from distributable earnings to conform to the current period presentation for the six months ended March 31, 2018:

Total increase (decrease) for the six months ended March 31, 2018
Distributions to stockholders:
Distributions from net investment income	$(22,986)
Distributions from realized gain	(1,337)
Distributions from distributable earnings	$(24,323)

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

Through March 31, 2019, the Company had reached agreements to cancel undrawn subscriptions totaling $76,476 in the aggregate. On July 1, 2018, the Company entered into agreements with certain stockholders to repurchase shares of common stock and, as a result, cancel subscriptions totaling $30,250. Additionally, as of March 31, 2019 undrawn subscriptions totaling $84,227 had expired pursuant to the terms of the respective Subscription Agreements.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of March 31, 2019 and September 30, 2018, GCIC had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2019		As of September 30, 2018
	Subscriptions	Contributions	Subscriptions	Contributions
GCIC Stockholders	$1,110,690	$986,964	$1,136,940	$841,580
Total	$1,110,690	$986,964	$1,136,940	$841,580

As of March 31, 2019 and September 30, 2018, the ratio of total contributed capital to total capital subscriptions was 88.9% and 74.0%, respectively, and GCIC had uncalled capital commitments of $123,726 and $295,360, respectively. For the six months ended March 31, 2019, undrawn subscriptions totaling $26,250 expired pursuant to the terms of the respective Subscription Agreements.

The following table summarizes the shares of GCIC common stock issued and outstanding for the six months ended March 31, 2019 and 2018:

	Date	Shares Issued	NAV ($) per share	Proceeds
Shares outstanding, September 30, 2017		51,214,683.496	$15.00	$768,220
Issuance of shares	12/01/2017	2,223,285.533	15.00	33,349
Issuance of shares	01/29/2018	1,407,782.320	15.00	21,116
Issuance of shares	02/26/2018	1,818,340.200	15.00	27,276
Shares issued for capital drawdowns		5,449,408.053	$15.00	$81,741
Issuance of shares (1)	11/27/2017	291,564.353	15.00	4,374
Issuance of shares (1)	12/28/2017	393,201.972	15.00	5,898
Issuance of shares (1)	02/26/2018	470,835.576	15.00	7,062
Shares issued through DRIP		1,155,601.901	$15.00	$17,334
Shares outstanding, March 31, 2018		57,819,693.450	$15.00	$867,295

Shares outstanding, September 30, 2018		62,147,237.484	$15.00	$932,209
Issuance of shares	10/15/2018	2,018,759.065	15.00	30,281
Issuance of shares	11/26/2018	2,497,171.129	15.00	37,458
Issuance of shares	12/20/2018	2,919,162.403	15.00	43,787
Issuance of shares	03/04/2019	2,257,162.199	15.00	33,857
Shares issued for capital drawdowns		9,692,254.796	$15.00	$145,383
Issuance of shares (1)	11/27/2018	439,833.975	15.00	6,597
Issuance of shares (1)	12/28/2018	416,611.113	15.00	6,249
Issuance of shares (1)	02/27/2019	546,755.293	15.00	8,202
Shares issued through DRIP		1,403,200.381	$15.00	$21,048
Shares outstanding, March 31, 2019		73,242,692.661	$15.00	$1,098,640

(1)	Shares issued through the DRIP.

Note 4.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GCIC. The Board most recently reapproved the Investment Advisory Agreement in May 2019. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The base management fee is calculated at an annual rate equal to the lesser of (a) 1.50% or (b) the base management fee of GBDC (currently 1.375%) in either case on the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents and restricted cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser may voluntarily exclude assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GCIC, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. For periods prior to the earlier of (1) the date of the pricing of an initial public offering or listing on a national securities exchange of the securities of GCIC or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement and as described above. For the three and six months ended March 31, 2019, the base management fees irrevocably waived by the Investment Adviser were $1,818 and $3,500, respectively. For the three and six months ended March 31, 2018, the base management fees irrevocably waived by the Investment Adviser were $1,431 and $2,791, respectively.

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

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For the three and six months ended March 31, 2019, the Income Incentive Fee incurred was $4,966 and $8,980, respectively. For the three and six months ended March 31, 2018, the Income Incentive Fee incurred was $4,280 and $7,931, respectively.

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

For the three and six months ended March 31, 2019, the Income Incentive Fees irrevocably waived by the Investment Adviser were $1,068 and $1,671, respectively. For the three and six months ended March 31, 2018, the Income Incentive Fees irrevocably waived by the Investment Adviser were $1,070 and $1,868, respectively.

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

The Capital Gain Incentive Fee is calculated on a cumulative basis from December 31, 2014 through the end of each calendar year. For the three and six months ended March 31, 2019, the accrual for the Capital Gain Incentive Fee was a reversal of $283 and a reversal of $1,439, respectively. For the three and six months ended March 31, 2018, the accrual for the Capital Gain Incentive Fee was $660 and $1,173, respectively.

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

For the three and six months ended March 31, 2019, the accrual for the Capital Gain Incentive Fee waiver was a reversal of $67 and a reversal of $356, respectively. For the three and six months ended March 31, 2018, the accrual for the Capital Gain Incentive Fee waiver was $165 and $293, respectively.

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

For the three and six months ended March 31, 2019, the accrual for the Capital Gain Incentive Fee (net of waiver) was a reversal of $216 and a reversal of $1,083, respectively. For the three and six months ended March 31, 2018, the accrual for the Capital Gain Incentive Fee (net of waiver) was $495 and $880, respectively. Changes in the Capital Gain Incentive Fee and Capital Gain Incentive Fee waiver are included in incentive fee and incentive fee waived in the Consolidated Statements of Operations.

As of March 31, 2019 and September 30, 2018, included in management and incentive fees payable on the Consolidated Statements of Financial Condition were $1,232 and $2,315, respectively, for cumulative accruals for capital gain incentive fees (net of waiver) under GAAP. There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable for each of the three and six months ended March 31, 2019 and 2018.

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

For the three and six months ended March 31, 2019, the Company deposited $1,137 and $2,371, respectively, into the Escrow Account. For the three and six months ended March 31, 2018, the Company deposited $951 and $1,787, respectively, into the Escrow Account. As of March 31, 2019, the Company has made deposits totaling $10,552 into the Escrow Account.

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

Included in accounts payable and accrued expenses is $647 and $555 as of March 31, 2019 and September 30, 2018, respectively, for accrued allocated shared services under the Administration Agreement.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Other related party transactions: The Company agreed to reimburse the Investment Adviser for the organization and offering costs incurred on its behalf up to an aggregate amount of $700. Organization and offering costs include, among other things, the cost of incorporating the Company, including legal, accounting, regulatory filing and other fees pertaining to the Company’s organization, as well as expenses for the registration and offering of shares of GCIC common stock that were paid by the Investment Adviser on behalf of the Company. As of each of March 31, 2019 and September 30, 2018, the organization and offering costs incurred by the Company totaled $700.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2019 were $758 and $1,005, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2018 were $356 and $817, respectively.

As of March 31, 2019 and September 30, 2018, included in accounts payable and accrued expenses were $189 and $247, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

During the three and six months ended March 31, 2019, the Company sold $0 and $0, respectively, of investments and unfunded commitments to GCIC SLF at fair value. During the three and six months ended March 31, 2018, the Company sold $21,003 and $43,759, respectively, of investments and unfunded commitments to GCIC SLF at fair value and recognized $205 and $400, respectively, of net realized gains.

On December 30, 2014, the Investment Adviser transferred 666.670 shares of the Company’s common stock acquired in connection with the Company’s formation to GCOP LLC, an affiliate of the Investment Adviser, for $10. In addition, on December 31, 2014, GCOP LLC entered into a $15,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. As of March 31, 2019, the Company has issued 1,053,110.137 shares of its common stock, including through the DRIP, to GCOP LLC in exchange for aggregate capital contributions totaling $15,797.

On December 31, 2014, GEMS Fund, L.P. ("GEMS") entered into a $40,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. In connection with the Company’s acquisition of GCIC Holdings and GCIC Funding from GEMS on December 31, 2014, the Company issued 2,666,666.667 shares of its common stock and entered into an $11,820 short-term unsecured promissory note with GEMS (“GEMS Note”) that matured and was paid-off on March 2, 2015. As of March 31, 2019, the Company has issued 3,743,765.738 shares of its common stock, including through the DRIP, to GEMS in exchange for aggregate capital contributions totaling $56,156.

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

On June 1, 2015, GEMS Fund 4, L.P, a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a subscription agreement, which was $27,440 as of March 31, 2019, to purchase shares of the Company’s common stock in a private placement. As of March 31, 2019, the Company has issued 1,829,329.064 shares of its common stock to GEMS Fund 4, L.P in exchange for aggregate capital contributions totaling $27,440.

During the three and six months ended March 31, 2019, GCIC SLF incurred an administrative service fee of $45 and $105, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between GCIC SLF and the Administrator. During the three and six months ended March 31,

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

2018, GCIC SLF incurred an administrative service fee of $62 and $116, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between GCIC SLF and the Administrator.

On November 27, 2018, the Company entered into the Merger Agreement with GBDC, Merger Sub, the Investment Adviser and, for certain limited purposes, the Administrator.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5.    Investments

Investments as of March 31, 2019 and September 30, 2018 consisted of the following:

	As of March 31, 2019			As of September 30, 2018
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$254,618	$252,115	$247,279	$216,389	$214,208	$211,035
One stop	1,696,085	1,677,902	1,681,170	1,393,961	1,377,181	1,384,902
Subordinated debt	624	620	730	280	280	280
LLC equity interests in GCIC SLF(1)	N/A	48,356	49,800	N/A	48,356	49,939
Equity	N/A	28,437	37,869	N/A	23,097	28,282
Total	$1,951,327	$2,007,430	$2,016,848	$1,610,630	$1,663,122	$1,674,438

(1)	GCIC SLF’s proceeds from the LLC equity interests invested in GCIC SLF were utilized by GCIC SLF to invest in senior secured loans.
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of March 31, 2019		As of September 30, 2018
Amortized Cost:
United States
Mid-Atlantic	$382,580	19.1%	$329,743	19.8%
Midwest	445,497	22.2	367,463	22.1
West	291,602	14.5	238,063	14.3
Southeast	438,001	21.8	357,059	21.5
Southwest	219,145	10.9	162,285	9.7
Northeast	171,193	8.6	175,761	10.6
Canada	52,456	2.6	32,748	2.0
United Kingdom	6,956	0.3	—	—
Total	$2,007,430	100.0%	$1,663,122	100.0%

Fair Value:
United States
Mid-Atlantic	$386,193	19.1%	$333,327	19.9%
Midwest	444,510	22.0	366,439	21.9
West	291,772	14.5	239,414	14.3
Southeast	441,905	21.9	359,417	21.4
Southwest	217,530	10.8	163,550	9.8
Northeast	175,092	8.7	179,255	10.7
Canada	52,684	2.6	33,036	2.0
United Kingdom	7,162	0.4	—	—
Total	$2,016,848	100.0%	$1,674,438	100.0%

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2019 and September 30, 2018 were as follows:

	As of March 31, 2019			As of September 30, 2018
Amortized Cost:
Aerospace and Defense	$26,308	1.3%		$25,704	1.6%
Automobile	25,082	1.3		19,007	1.2
Beverage, Food and Tobacco	102,343	5.1		98,376	5.9
Broadcasting and Entertainment	678	0.0	*	682	0.0	*
Buildings and Real Estate	58,040	2.9		48,911	2.9
Chemicals, Plastics and Rubber	7,588	0.4		7,595	0.5
Diversified/Conglomerate Manufacturing	53,523	2.7		55,120	3.3
Diversified/Conglomerate Service	680,429	33.9		525,869	31.6
Ecological	23,240	1.2		21,171	1.3
Electronics	156,030	7.8		133,854	8.1
Finance	14,125	0.7		—	—
Grocery	178	0.0	*	193	0.0	*
Healthcare, Education and Childcare	352,338	17.6		320,847	19.3
Home and Office Furnishings, Housewares, and Durable Consumer	8,260	0.4		8,169	0.5
Hotels, Motels, Inns, and Gaming	—	—		12,268	0.7
Insurance	63,912	3.2		58,813	3.5
Investment Funds and Vehicles	48,356	2.4		48,356	2.9
Leisure, Amusement, Motion Pictures, Entertainment	80,449	4.0		54,920	3.3
Mining, Steel, Iron and Non-Precious Metals	190	0.0	*	195	0.0	*
Oil and Gas	16,414	0.8		13,733	0.8
Personal and Non Durable Consumer Products (Mfg. Only)	34,984	1.7		30,131	1.8
Personal, Food and Miscellaneous Services	82,940	4.1		75,414	4.5
Printing and Publishing	4,607	0.2		4,627	0.3
Retail Stores	151,243	7.5		87,747	5.3
Telecommunications	6,241	0.3		6,259	0.4
Textiles and Leather	1,879	0.1		1,885	0.1
Utilities	8,053	0.4		3,276	0.2
Total	$2,007,430	100.0%		$1,663,122	100.0%

* Represents an amount less than 0.1%

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of March 31, 2019			As of September 30, 2018
Fair Value:
Aerospace and Defense	$26,937	1.3%		$26,445	1.6%
Automobile	25,422	1.3		19,208	1.1
Beverage, Food and Tobacco	103,573	5.2		99,054	5.9
Broadcasting and Entertainment	680	0.0	*	683	0.1
Buildings and Real Estate	56,977	2.8		48,701	2.9
Chemicals, Plastics and Rubber	7,664	0.4		7,607	0.5
Diversified/Conglomerate Manufacturing	53,199	2.6		54,681	3.3
Diversified/Conglomerate Service	689,436	34.2		532,571	31.8
Ecological	23,577	1.2		21,416	1.3
Electronics	157,942	7.8		136,119	8.1
Finance	14,195	0.7		—	—
Grocery	160	0.0	*	191	0.0	*
Healthcare, Education and Childcare	344,156	17.1		316,305	18.8
Home and Office Furnishings, Housewares, and Durable Consumer	7,975	0.4		8,194	0.5
Hotels, Motels, Inns, and Gaming	—	—		12,438	0.7
Insurance	64,895	3.2		59,643	3.6
Investment Funds and Vehicles	49,800	2.5		49,939	3.0
Leisure, Amusement, Motion Pictures and Entertainment	80,165	4.0		55,000	3.3
Mining, Steel, Iron and Non-Precious Metals	191	0.0	*	196	0.0	*
Oil and Gas	16,628	0.8		13,881	0.8
Personal and Non-Durable Consumer Products (Mfg. Only)	35,190	1.7		30,283	1.8
Personal, Food and Miscellaneous Services	84,430	4.2		76,775	4.6
Printing and Publishing	4,531	0.2		4,568	0.3
Retail Stores	152,957	7.6		89,072	5.3
Telecommunications	6,308	0.3		6,340	0.4
Textiles and Leather	1,825	0.1		1,834	0.1
Utilities	8,035	0.4		3,294	0.2
Total	$2,016,848	100.0%		$1,674,438	100.0%
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

As of March 31, 2019 and September 30, 2018, GCIC SLF was capitalized by LLC equity interest subscriptions from its members. As of March 31, 2019 and September 30, 2018, the Company and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests of GCIC SLF. GCIC SLF’s profits and losses are allocated to the Company and Aurora in accordance with their respective ownership interests.

GCIC SLF has entered into a senior secured revolving credit facility (as amended, the “GCIC SLF Credit Facility”) with Wells Fargo Bank, N.A. through its wholly-owned subsidiary GCIC Senior Loan Fund II LLC (“GCIC SLF II”), which as of March 31, 2019 allowed GCIC SLF II to borrow up to $68,020 at any one time outstanding, subject to leverage and borrowing base restrictions.

On November 19, 2018, GCIC SLF II entered into an amendment to the documents governing the GCIC SLF Credit Facility which, among other things, allowed for one final advance to the borrowing base for $3,094, decreased the size of the GCIC SLF Credit Facility from $150,000 to advances outstanding and reduced interest from one-month LIBOR plus 2.15% to one-month LIBOR plus 2.05%. The other material terms of the GCIC SLF Credit Facility were unchanged.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of March 31, 2019 and September 30, 2018, GCIC SLF had the following commitments from its members (in the aggregate):

	As of March 31, 2019		As of September 30, 2018
	Committed	Funded(1)	Committed	Funded(1)
LLC equity commitments	$125,000	$55,264	$125,000	$55,264
Total	$125,000	$55,264	$125,000	$55,264

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
As of March 31, 2019 and September 30, 2018, GCIC SLF had total assets at fair value of $124,955 and $136,557, respectively. As of March 31, 2019 and September 30, 2018, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of March 31, 2019 and September 30, 2018, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $7,776 and $11,524 respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of March 31, 2019 and September 30, 2018:

	As of	As of
	March 31, 2019	September 30, 2018
Senior secured loans (1)	$119,879	$134,270
Weighted average current interest rate on senior secured loans (2)	7.6%	7.4%
Number of borrowers in GCIC SLF	30	33
Largest portfolio company investments (1)	$8,504	$8,357
Total of five largest portfolio company investments (1)	$34,950	$33,966

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of March 31, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
1A Smart Start LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	7.0%	$1,920	$1,915
Boot Barn, Inc.(3)	Retail Stores	Senior loan	06/2021	7.1	5,001	5,001
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.4	3,800	3,797
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	N/A(4)	—	—
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.0	5,822	5,822
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	8.2	25	25
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.8	2,018	2,018
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.8	1,017	1,017
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.1	2,063	2,063
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.1	1,037	1,037
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.1	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.1	40	40
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	N/A(4)	—	—
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.4	2,841	2,756
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.4	1,142	1,108
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.4	588	570
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.5	369	358
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.4	200	194
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.4	89	87
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.4	85	83
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.5	20	19
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.5	1,991	1,991
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	N/A(4)	—	—
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.4	2,649	2,649
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.4	736	736
Flexan, LLC(3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	10.0	220	220
G & H Wire Company, Inc(3)	Healthcare, Education and Childcare	Senior loan	09/2023	8.3	5,740	5,740
Gamma Technologies, LLC(3)	Electronics	Senior loan	06/2024	8.0	4,356	4,356
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	8.6	4,452	4,452
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.9	1,968	1,968
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.9	102	102
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.9	55	55
Mediaocean LLC(5)	Diversified/Conglomerate Service	Senior loan	08/2020	N/A(4)	—	(1)
Mills Fleet Farm Group LLC(3)	Retail Stores	Senior loan	10/2024	8.8	5,985	5,985
NBC Intermediate, LLC	Beverage, Food and Tobacco	Senior loan	09/2023	6.8	2,565	2,565
NBC Intermediate, LLC	Beverage, Food and Tobacco	Senior loan	09/2023	N/A(4)	—	—
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.5	4,938	4,938
Polk Acquisition Corp.(3)	Automobile	Senior loan	06/2022	7.9	8,168	8,004
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	8.3	95	93
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.9	52	51
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	9.1	2,438	2,438
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.0	369	369
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.1	147	147
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	10.8	14	14
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.8	5,939	5,939

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of March 31, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.6%	$1,155	$1,155
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.8	624	624
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.8	540	540
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.8	246	246
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.9	3,272	3,272
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2021	N/A(4)	—	—
Rubio's Restaurants, Inc(3)	Beverage, Food and Tobacco	Senior loan	10/2019	7.9	1,650	1,567
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.8	1,242	1,242
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	8.0	411	411
SEI, Inc.(3)	Electronics	Senior loan	07/2023	7.5	4,761	4,761
SEI, Inc.	Electronics	Senior loan	07/2023	N/A(4)	—	—
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.8	5,487	5,432
Self Esteem Brands, LLC(5)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	N/A(4)	—	(8)
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.4	5,925	5,925
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.4	292	292
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.5	82	82
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.6	1,018	916
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.6	798	718
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.6	143	129
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.6	53	48
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.5	3,558	3,558
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	7.6	2,168	2,038
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	N/A(4)	—	—
WIRB-Copernicus Group, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2022	6.8	5,340	5,340
					$119,879	$119,067

(1)	Represents the weighted average annual current interest rate as of March 31, 2019. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The entire commitment was unfunded as of March 31, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of March 31, 2019, the Company has committed to fund $109,375 of LLC equity interest subscriptions to GCIC SLF. As of March 31, 2019 and September 30, 2018, $48,356 and $48,356, respectively, of the Company's LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and six months ended March 31, 2019, the Company received $1,192 and $2,228, respectively, in dividend income from the GCIC SLF LLC equity interests. For the three and six months ended March 31, 2018, the Company received $1,294 and $2,424, respectively, in dividend income from the GCIC SLF LLC equity interests.

See below for certain summarized financial information for GCIC SLF as of March 31, 2019 and September 30, 2018 and for the three and six months ended March 31, 2019 and 2018:

	As of March 31, 2019	As of September 30, 2018
Selected Balance Sheet Information:
Investments, at fair value	$119,067	$134,102
Cash and other assets	5,888	2,455
Total assets	$124,955	$136,557
Senior credit facility	$68,020	$79,650
Unamortized debt issuance costs	(440)	(569)
Other liabilities	462	403
Total liabilities	68,042	79,484
Members’ equity	56,913	57,073
Total liabilities and members' equity	$124,955	$136,557

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Selected Statement of Operations Information:
Interest income	$2,450	$3,222	$5,023	$6,033
Fee income	—	—	—	7
Total investment income	2,450	3,222	5,023	6,040
Interest and other debt financing expenses	877	1,283	1,831	2,476
Administrative service fee	45	62	105	116
Other expenses	25	24	50	58
Total expenses	947	1,369	1,986	2,650
Net investment income	1,503	1,853	3,037	3,390
Net change in unrealized appreciation (depreciation) on investments	(448)	467	(650)	1,072
Net increase in members' equity	$1,055	$2,320	$2,387	$4,462

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2019 and 2018. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2019 and September 30, 2018, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV per share (or its equivalent) of the underlying investment company as a practical expedient, were valued using Level 3 inputs.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2019 and September 30, 2018:

As of March 31, 2019	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,929,179	$1,929,179
Equity investments(1)	—	—	37,869	37,869
Money market funds(1)(2)	3	—	—	3
Investment measured at NAV(3)(4)	—	—	—	49,800
Total assets, at fair value:	$3	$—	$1,967,048	$2,016,851

As of September 30, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,596,217	$1,596,217
Equity investments(1)	—	—	28,282	28,282
Money market funds(1)(2)	668	—	—	668
Investment measured at NAV(3)(4)	—	—	—	49,939
Total assets, at fair value:	$668	$—	$1,624,499	$1,675,106

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

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
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2019, reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2019 was $352 and $4,915, respectively. The net change in unrealized appreciation (depreciation) attributable to the Company’s Level 3 assets held as of March 31, 2018 for the three and six months ended March 31, 2018 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2018 was $3,111 and $4,872, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2019 and 2018:

	For the six months ended March 31, 2019
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,596,217	$28,282	$1,624,499
Net change in unrealized appreciation (depreciation) on investments	(6,006)	4,247	(1,759)
Realized gain (loss) on investments	(651)	(291)	(942)
Funding of (proceeds from) revolving loans, net	1,810	—	1,810
Fundings of investments	413,647	6,388	420,035
PIK interest	771	—	771
Proceeds from principal payments and sales of portfolio investments	(80,351)	(757)	(81,108)
Accretion of discounts and origination fees	3,742	—	3,742
Fair value, end of period	$1,929,179	$37,869	$1,967,048

	For the six months ended March 31, 2018
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,326,950	$20,647	$1,347,597
Net change in unrealized appreciation (depreciation) on investments	720	2,752	3,472
Realized gain (loss) on investments on foreign currency transactions	(357)	468	111
Funding of (proceeds from) revolving loans, net	(774)	—	(774)
Fundings of investments	344,460	3,072	347,532
PIK interest	919	—	919
Proceeds from principal payments and sales of portfolio investments	(190,713)	(1,175)	(191,888)
Accretion of discounts and origination fees	4,171	—	4,171
Fair value, end of period	$1,485,376	$25,764	$1,511,140

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2019 and September 30, 2018:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)(3)	$224,277	Market rate approach	Market interest rate	4.3% - 9.3% (7.2%)
		Market comparable companies	EBITDA multiples	6.0x - 22.7x (11.7x)
	18,363	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(2)(4)(5)	1,680,952	Market rate approach	Market interest rate	5.5% - 13.9% (8.7%)
		Market comparable companies	EBITDA multiples	4.5x - 35.0x (14.5x)
			Revenue multiples	1.5x - 9.2x (5.4x)
Subordinated debt(2)(6)	730	Market rate approach	Market interest rate	6.0% - 19.5% (8.2%)
		Market comparable companies	EBITDA multiples	9.0x - 13.0x (11.6x)
			Revenue multiples	3.0x - 3.2x (3.1x)
Equity(7)(8)	32,643	Market comparable companies	EBITDA multiples	4.5x - 30.5x (15.8x)
	5,226		Revenue multiples	1.5x - 6.0x (3.8x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

(2)
The fair value of this asset class was determined using the market rate and market comparable approaches, as applicable, as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of March 31, 2019 was determined using the market rate and market comparable approaches, as applicable.

(3)	Excludes $4,639 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(4)	Excludes $218 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(5)	The Company valued $1,501,024 and $179,928 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(6)	The Company valued $181 and $549 of subordinated debt using EBITDA and revenue multiples, respectively. All subordinated debt was also valued using the market rate approach.

(7)	Excludes $49,800 of LLC equity interests in GCIC SLF at fair value, which the Company valued using the NAV.

(8)	The Company valued $32,643 and $5,226 of equity investments using EBITDA and revenue multiples, respectively.

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

(2)
The fair value of this asset class was determined using the market rate and market comparable approaches, as applicable, as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2018 was determined using the market rate and market comparable approaches, as applicable.

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

The following are the carrying values and fair values of the Company’s debt as of March 31, 2019 and September 30, 2018. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of March 31, 2019		As of September 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$993,713	$988,397	$762,330	$762,330

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not sought or obtained either approval and, as a result, remains subject to the 200% asset coverage requirement under the 1940 Act. As of March 31, 2019, the Company’s asset coverage for borrowed amounts was 209.5%.

Debt Securitizations: On August 16, 2016, the Company completed a $410,086 term debt securitization (the “GCIC 2016 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations ("CLOs") and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company's overall asset coverage requirements. The notes (“GCIC 2016 Notes”) offered in the GCIC 2016 Debt Securitization were issued by the GCIC 2016 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the GCIC 2016 Issuer. Through December 13, 2018, the GCIC 2016 Debt Securitization consisted of $220,000 of Aaa/AAA Class A GCIC 2016 Notes and $32,500 of Aa1 Class B GCIC

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

2016 Notes. In partial consideration for the loans transferred to the GCIC 2016 Issuer as part of the GCIC 2016 Debt Securitization, the Company received and retained $42,300 of Class C GCIC 2016 Notes, $28,600 of Class D GCIC 2016 Notes and $86,686 of LLC equity interests in the GCIC 2016 Issuer. On December 13, 2018, in connection with a new term debt securitization, the GCIC 2016 Issuer redeemed the outstanding GCIC 2016 Notes pursuant to the terms of the indenture governing such GCIC 2016 Notes. Following such redemption, the agreements governing the GCIC 2016 Debt Securitization were terminated. The Class A and Class B GCIC 2016 Notes are included in the September 30, 2018 Consolidated Statement of Financial Condition as debt of the Company and the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests were eliminated in consolidation.

As of March 31, 2019, the GCIC 2016 Notes were no longer outstanding. As of September 30, 2018, there were 93 portfolio companies with a total fair value of $397,419 securing the GCIC 2016 Notes. The pool of loans in the GCIC 2016 Debt Securitization was required to meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GCIC 2016 Debt Securitization was based on three-month LIBOR. For the three and six months ended March 31, 2019, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2016 Debt Securitization were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Stated interest expense	$—	$2,452	$2,418	$4,789
Amortization of debt issuance costs	—	188	1,419	381
Total interest and other debt financing expenses	$—	$2,640	$3,837	$5,170
Cash paid for interest expense	$—	$2,359	$4,161	4,664
Annualized average stated interest rate	N/A	3.9%	4.8%	3.8%
Average outstanding balance	$—	$252,500	101,277	252,500

On December 13, 2018, the Company completed a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. The Class A-1, Class A-2 and Class B-1 GCIC 2018 Notes are included in the March 31, 2019 Consolidated Statement of Financial Condition as debt of the Company. As of March 31, 2019 the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of March 31, 2019, there were 121 portfolio companies with a total fair value of $883,420 securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GCIC 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of March 31, 2019 based on the last interest rate reset was 2.59%. For the three and six months ended March 31, 2019 the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Stated interest expense	$5,805	$—	$6,965	$—
Amortization of debt issuance costs	187	—	226	—
Total interest and other debt financing expenses	$5,992	$—	$7,191	$—
Cash paid for interest expense	$—	$—	$—	$—
Annualized average stated interest rate	4.3%	N/A	4.3%	N/A
Average outstanding balance	$546,500	$—	$327,300	$—

As of March 31, 2019, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

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

Revolving Credit Facilities: On December 31, 2014, as part of the Company’s acquisition of GCIC Funding as part of its formation transactions, the Company and GCIC Funding entered into an amendment to the senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian, and administrative agent. On February 8, 2019, GCIC Funding,

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

as permitted under the terms of the Credit Facility, decreased the size of the Credit Facility from $275,000 to $200,000, subject to leverage and borrowing base restrictions.

On March 21, 2019, the Company and GCIC Funding entered into an amendment to the document governing the amended and restated Credit Facility. The amendment, among other things, decreased the interest rate to one-month LIBOR plus 2.00%, extended the expiration of the reinvestment period to March 20, 2021 and extended the maturity date to March 21, 2024. The Company is required to pay a non-usage fee rate between 0.50% and 1.75% per annum depending on the size of the unused portion of the Credit Facility. Prior to March 21, 2019, the Credit Facility bore interest at one-month LIBOR plus 2.15% per annum.

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

As of March 31, 2019 and September 30, 2018, the Company had outstanding debt under the Credit Facility of $175,518 and $434,830, respectively. For the three and six months ended March 31, 2019, the Company had borrowings on the Credit Facility of $147,900 and $317,276, respectively, and repayments on the Credit Facility of $226,080 and $576,408, respectively. For the three and six months ended March 31, 2018, the Company had borrowings on the Credit Facility of $116,100 and $245,850, respectively, and repayments on the Credit Facility of $75,950 and $151,350, respectively.

For the three and six months ended March 31, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Stated interest expense	$2,181	$3,896	$6,862	$7,264
Facility fees	48	26	128	94
Amortization of debt issuance costs	182	265	341	545
Total interest and other debt financing expenses	$2,411	$4,187	$7,331	$7,903
Cash paid for interest expense and facility fees	$2,587	$3,823	$7,513	$7,032
Annualized average stated interest rate	4.6%	4.0%	4.5%	3.8%
Average outstanding balance	$193,887	$399,170	306,074	382,807

On December 31, 2018, the Company and GCIC Funding II entered into a loan financing and servicing agreement (the “DB Credit Facility”) with the Company, as equityholder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian, which as of March 31, 2019 allowed GCIC Funding II to borrow up to $250,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

As of March 31, 2019, the DB Credit Facility bears interest at the applicable base rate plus 1.90% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR Interbank Offered Rate with respect to

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

any advances denominated in Euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR with respect to any other advances. A non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. In addition, a syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. The reinvestment period of the DB Credit Facility expires on December 31, 2021 and the DB Credit Facility matures on December 31, 2024.

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

As of March 31, 2019, the Company had outstanding debt under the DB Credit Facility of $227,353. For the three and six months ended March 31, 2019, the Company had borrowings on the DB Credit Facility of $241,184 and $241,184, respectively, and repayments on the DB Credit Facility of $13,851 and $13,851, respectively.

For the three and six months ended March 31, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Stated interest expense	$1,462	$—	$1,462	$—
Facility fees	233	—	236	—
Amortization of debt issuance costs	213	—	216	—
Total interest and other debt financing expenses	$1,908	$—	$1,914	$—
Cash paid for interest expense and facility fees	$—	$—	$—	$—
Annualized average stated interest rate	4.6%	N/A	4.6%	N/A
Average outstanding balance	$129,731	$—	$64,153	$—

Revolver: On February 3, 2015, the Company entered into the Revolver with the Investment Adviser, with a maximum credit limit of $40,000. On February 7, 2018, the Company entered into an amendment to the Revolver to extend the maturity date to February 5, 2021. No other terms of the Revolver changed pursuant to such amendment. The Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”), which was 2.5% as of March 31, 2019. As of each of March 31, 2019 and September 30, 2018, the Company had no outstanding debt under the Revolver.

For the three and six months ended March 31, 2019 and 2018, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Revolver were as follows:

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Stated interest expense	$3	$5	$3	$5
Cash paid for interest expense	$2	$5	$11	$5
Average stated interest rate	2.6%	1.7%	2.6%	1.7%
Average outstanding balance	$486	$1,072	$240	$530

SMBC Revolver: On May 17, 2016, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation as administrative agent, sole lead arranger and sole manager (as amended, the “SMBC Revolver”), which as of March 31, 2019 allowed GCIC to borrow up to $44,365 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of May 17, 2019. On May 17, 2018, the Company entered into an amendment to the SMBC Revolver to, among other things, (a) extend the maturity date from May 17, 2018 to May 17, 2019 and (b) decrease the interest rate for borrowings from one-month LIBOR plus 1.60% to one-month LIBOR plus 1.50%. As of March 31, 2019, the borrowing capacity on our credit facility with SMBC was reduced from $75,000 to $44,365 as certain of the uncalled capital commitments that secure the facility were fully funded.

As of March 31, 2019, the SMBC Revolver bears an interest rate at the Company's election of either one-month LIBOR plus 1.50% per annum or Prime. In addition to the stated interest rate on the SMBC Revolver, the Company is required to pay a non-usage fee at a rate of 0.20% per annum on the unused portion of the SMBC Revolver.

The SMBC Revolver is secured by the unfunded capital commitments of certain GCIC stockholders. GCIC has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the SMBC Revolver is subject to the leverage restrictions contained in the 1940 Act.

As of March 31, 2019 and September 30, 2018, the Company had outstanding debt under the SMBC Revolver of $44,350 and $75,000, respectively. For the three and six months ended March 31, 2019, the Company had no borrowings on the SMBC Revolver and repayments on the SMBC Revolver of $16,250 and $30,650, respectively. For each of the three and six months ended March 31, 2018, the Company had no borrowings and no repayments on the SMBC Revolver.

For the three and six months ended March 31, 2019 and 2018, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Stated interest expense	$536	$600	$1,241	$1,153
Facility fees	1	—	2	—
Amortization of debt issuance costs	49	78	97	158
Total interest and other debt financing expenses	$586	$678	$1,340	$1,311
Cash paid for interest expense	$796	$604	$1,292	$1,159
Annualized average stated interest rate	4.1%	3.2%	3.9%	3.1%
Average outstanding balance	$53,566	$75,000	$63,376	$75,000

Other Short-Term Borrowings:  Borrowings with original maturities of less than one year are classified as short-term.  The Company’s previous short-term borrowings are the result of an investment that was sold under a repurchase agreement.  Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860 and remains as an investment on the Consolidated Statements of Financial Condition.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of each of March 31, 2019 and September 30, 2018, the Company had no outstanding short-term borrowings. For the three and six months ended March 31, 2019, the annualized effective interest rate on short-term borrowings was 4.8% and 4.9%, respectively, and interest expense was $44 and $286, respectively. For the three and six months ended March 31, 2018, the annualized effective interest rate on short-term borrowings was 0.0% and 0.0%, respectively, and interest expense was $0 and $0, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2019 reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was ($36) and $0, respectively.

The Company’s average total debt outstanding (including the debt under the Credit Facility, DB Credit Facility, Revolver, SMBC Revolver, GCIC 2016 Debt Securitization, GCIC 2018 Debt Securitization and Other Short-Term Borrowings) for the three and six months ended March 31, 2019 was $927,914 and $874,124. The Company’s average total debt outstanding (including the debt under the Credit Facility, Revolver, SMBC Revolver, and GCIC 2016 Debt Securitization) for the three and six months ended March 31, 2018 was $727,742 and $710,837, respectively.

For the three and six months ended March 31, 2019, the effective annualized average interest rate, which includes amortization of debt issuance costs and non-usage facility fees, on the Company’s total debt outstanding was 4.8% and 5.0%, respectively. For the three and six months ended March 31, 2018, the effective annualized average interest rate, which includes amortization of debt issuance costs and non-usage facility fees, on the Company’s total debt outstanding was 4.2% and 4.1%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2019 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2018 Debt Securitization	$546,500	$—	$—	$—	$546,500
Credit Facility	175,518	—	—	175,518	—
DB Credit Facility	227,353	—	—	—	227,353
SMBC Revolver	44,350	44,350	—	—	—
Revolver	—	—	—	—	—
Total borrowings	$993,721	$44,350	$—	$175,518	$773,853

Note 8.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $188,102 and $205,543 under various undrawn revolvers and other credit facilities as of March 31, 2019 and September 30, 2018, respectively. As described in Note 5, the Company had commitments of up to $61,019 and $61,019 to GCIC SLF as of March 31, 2019 and September 30, 2018, respectively, which may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of March 31, 2019 and September 30, 2018.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2019	2018
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income	(0.51)	(0.69)
From capital gains	(0.06)	(0.02)
Net investment income	0.62	0.62
Net realized gain (loss) on investments and foreign currency transactions	(0.01)	0.00	(3)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(0.04)	0.09
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	3.91%	4.81%
Number of common shares outstanding at the end of the period	73,242,692.661	57,819,693.450

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2019	2018
Ratio of net investment income to average net assets*	8.33%	8.30%
Ratio of total expenses to average net assets(5)*	8.07%	7.76%
Ratio of management fee waiver to average net assets *	(0.69)%	(0.69)%
Ratio of incentive fee waiver to average net assets	(0.16)%	(0.27)%
Ratio of net expenses to average net assets(5)*	7.22%	6.80%
Ratio of incentive fees to average net assets	0.74%	1.13%
Ratio of total expenses (without incentive fees, incentive fee waiver and management fee waiver) to average net assets(5)*	7.07%	6.63%
Total return based on average net asset value(6)*	7.80%	9.55%
Net assets at end of period	$1,098,640	$867,295
Average debt outstanding	$874,124	$710,837
Average debt outstanding per share	$11.93	$12.29
Portfolio Turnover*	8.80%	25.74%
Asset coverage ratio(7)	209.54%	217.86%
Asset coverage ratio per unit(8)	$2,095	$2,179
Average market value per unit(9):
2016 Debt Securitization	N/A	N/A
2018 Debt Securitization	N/A	N/A
Credit Facility	N/A	N/A
DB Credit Facility	N/A	N/A
SMBC Revolver	N/A	N/A
Revolver	N/A	N/A

* Annualized for periods of less than one year.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.

(3)	Represents an amount less than $0.01 per share.

(4)	Total return based on net asset value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(5)	Expenses, other than incentive fees, are annualized for a period less than one year.

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

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2019 and 2018:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Earnings available to stockholders	$21,099	$20,708	$39,837	$38,522
Basic and diluted weighted average shares outstanding	71,341,480	55,957,341	68,339,181	54,003,357
Basic and diluted earnings per share	$0.30	$0.37	$0.58	$0.71

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations during the six months ended March 31, 2019 and 2018:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the six months ended March 31, 2019
08/07/2018	10/17/2018	12/28/2018	64,165,996.549	$0.0924	$5,931
11/27/2018	11/28/2018	12/28/2018	67,103,001.653	0.0831	5,573
11/27/2018	12/26/2018	02/27/2019	70,022,164.056	0.1033	7,234
11/27/2018	01/21/2019	02/27/2019	70,438,775.169	0.1155	8,136
02/05/2019	02/26/2019	05/24/2019	70,438,775.169	0.0821	5,783
02/05/2019	03/27/2019	05/24/2019	73,242,692.661	0.0980	7,180
Total dividends declared for the six months ended March 31, 2019					$39,837
For the six months ended March 31, 2018
08/02/2017	10/23/2017	12/28/2017	51,214,683.496	$0.1122	$5,745
11/17/2017	11/24/2017	12/28/2017	51,214,683.496	0.1045	5,353
11/17/2017	12/26/2017	02/26/2018	53,729,533.382	0.1250	6,716
11/17/2017	01/23/2018	02/26/2018	54,122,735.354	0.1202	6,509
02/06/2018	02/23/2018	05/23/2018	55,530,517.674	0.1005	5,579
02/06/2018	03/30/2018	05/23/2018	57,819,693.450	0.1491	8,620
Total dividends declared for the six months ended March 31, 2018					$38,522
The following table summarizes the Company’s dividends reinvested during the six months ended March 31, 2019 and 2018:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value
For the six months ended March 31, 2019
November 27, 2018	439,833.975	$15.00	$6,597
December 28, 2018	416,611.113	15.00	6,249
February 27, 2019	546,755.293	15.00	8.202
	1,403,200.381	$15.00	$21,048
For the six months ended March 31, 2018
November 27, 2017	291,564.353	$15.00	$4,374
December 28, 2017	393,201.972	15.00	5,898
February 26, 2018	470,835.576	15.00	7,062
	1,155,601.901	$15.00	$17,334

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 13, 2019, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On February 5, 2019 and May 7, 2019, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 29, 2019	July 26, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2019 through April 30, 2019 per share
May 17, 2019	July 26, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period May 1, 2019 through May 31, 2019 per share
June 14, 2019	July 26, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2019 through June 30, 2019 per share
July 19, 2019	September 27, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2019 through July 31, 2019 per share

On May 3, 2019, the Company entered into an amendment to the SMBC Revolver to extend the maturity date from May 17, 2019 to August 17, 2019.

The Company issued a capital call to stockholders that was due on May 6, 2019, which is summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of shares	5/6/2019	2,182,600.000	$15.00	$32,739

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $30.0 billion in capital under management as of March 31, 2019, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, which was most recently reapproved by our board of directors in May 2019, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC.

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

As of March 31, 2019 and September 30, 2018, our portfolio at fair value was comprised of the following:

	As of March 31, 2019		As of September 30, 2018
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$247,279	12.3%	$211,035	12.6%
One stop	1,681,170	83.4	1,384,902	82.7
Subordinated debt	730	0.0 *	280	0.0 *
LLC equity interests in GCIC SLF(1)	49,800	2.4	49,939	3.0
Equity	37,869	1.9	28,282	1.7
Total	$2,016,848	100.0%	$1,674,438	100.0%

* Represents an amount less than 0.1%

(1)	Proceeds from the limited liability company, or LLC, equity interests invested in GCIC Senior Loan Fund LLC, or GCIC SLF, were utilized by GCIC SLF to invest in senior secured loans.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2019 and September 30, 2018, one stop loans included $179.9 million and $134.9 million, respectively, of late stage lending loans at fair value.

As of March 31, 2019 and September 30, 2018, we had debt and equity investments in 200 and 186 portfolio companies, respectively, and an investment in GCIC SLF.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three and six months ended March 31, 2019 and 2018 was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Weighted average annualized income yield(1)	8.7%	8.4%	8.6%	8.2%
Weighted average annualized investment income yield(2)	9.1%	9.0%	9.0%	8.8%
Total return based on average net asset value(3)*	8.0%	10.0%	7.8%	9.6%
Total return based on net asset value per share(4)	2.0%	2.9%	3.9%	4.8%

*	Annualized for periods of less than one year

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
As of March 31, 2019, GCIC has earned an inception-to-date internal rate of return, or IRR, of 8.8% for stockholders taken as a whole. For the six months ended March 31, 2019 and 2018, GCIC earned a year-to-date IRR of 8.0% and 9.9%, respectively, for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

GC Advisors, as collateral manager for Golub Capital Investment Corporation 2016(M) LLC, or the GCIC 2016 Issuer, our wholly-owned subsidiary, under a collateral management agreement, or the GCIC 2016 Collateral Management Agreement, was entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the GCIC 2016 Issuer at the beginning of the collection period relating to each payment date, which was payable in arrears on each payment date. Under the GCIC 2016 Collateral Management Agreement, the term “collection period” referred to a quarterly period running from the day after the end of the prior collection period to the tenth business day prior to the payment date. Following redemption of the notes issued by the GCIC 2016 Issuer, the GCIC 2016 Collateral Management Agreement was terminated.

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

Collateral management fees were paid directly by the GCIC 2016 Issuer and are paid directly by the GCIC 2018 Issuer to GC Advisors and offset against the management fees payable under the Investment Advisory Agreement. In addition, the GCIC 2016 Issuer and the GCIC 2018 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of a $410.1 million term debt securitization, or the GCIC 2016 Debt Securitization, and the initial structuring of a $908.2 million term debt securitization, or the GCIC 2018 Debt Securitization. Term debt securitizations are also known as collateralized loan obligations, or CLOs and are a form of secured financing incurred by us, which is consolidated by us and subject to our overall asset coverage requirement. The GCIC 2016 Issuer and the GCIC 2018 Issuer also agreed to pay ongoing administrative expenses to the applicable trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports and providing required services in connection with the administration of the GCIC 2016 Debt Securitization and GCIC 2018 Debt Securitization, collectively the GCIC Debt Securitizations, as applicable.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Pending Merger with GBDC: On November 27, 2018, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Golub Capital BDC, Inc., a Delaware corporation, or GBDC, Fifth Ave Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of GBDC, or the Merger Sub, GC Advisors and, for certain limited purposes, the Administrator. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into GCIC, with GCIC continuing as the surviving company and as a wholly-owned subsidiary of GBDC and, immediately thereafter, GCIC will merge with and into GBDC, with GBDC continuing as the surviving company. See Note 1 in the notes to our consolidated financial statements for further information.

Recent Developments

On February 5, 2019 and May 7, 2019, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 29, 2019	July 26, 2019
Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period April 1, 2019 through April 30, 2019 per share

May 17, 2019	July 26, 2019	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period May 1, 2019 through May 31, 2019 per share
June 14, 2019	July 26, 2019	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period June 1, 2019 through June 30, 2019 per share
July 19, 2019	September 27, 2019	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2019 through July 31, 2019 per share

On May 3, 2019, we entered into an amendment to our revolving credit facility with Sumitomo Mitsui Banking Corporation as administrative agent, sole lead arranger and sole manager, or, as amended, the SMBC Revolver, to extend the maturity date from May 17, 2019 to August 17, 2019.

We issued a capital call to stockholders that was due on May 6, 2019, which is summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
				(In thousands)
Issuance of shares	5/6/2019	2,182,600.000	$15.00	$32,739

Consolidated Results of Operations

Consolidated operating results for the three and six months ended March 31, 2019 and 2018 are as follows:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In thousands)			(In thousands)
Interest income	$39,964	$29,353	$10,611	$76,165	$56,398	$19,767
Income from accretion of discounts and origination fees	1,744	2,145	(401)	3,742	4,171	(429)
Dividend income from LLC equity interests in GCIC SLF	1,192	1,294	(102)	2,228	2,424	(196)
Dividend income	—	75	(75)	30	77	(47)
Fee income	93	897	(804)	473	1,288	(815)
Total investment income	42,993	33,764	9,229	82,638	64,358	18,280
Net expenses	20,690	16,069	4,621	40,142	30,882	9,260
Net investment income	22,303	17,695	4,608	42,496	33,476	9,020
Net realized gain (loss) on investments and foreign currency transactions	(940)	580	(1,520)	(917)	94	(1,011)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(264)	2,433	(2,697)	(1,742)	4,952	(6,694)
Net increase in net assets resulting from operations	$21,099	$20,708	$391	$39,837	$38,522	$1,315
Average earning debt investments, at fair value (1)	$1,868,905	$1,457,903	$411,002	$1,779,350	$1,415,941	$363,409

(1)	Does not include our investment in LLC equity interests in GCIC SLF.
Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to call and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from March 31, 2018 to March 31, 2019. As a result, quarterly comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended March 31, 2018 to the three months ended March 31, 2019 by $9.2 million primarily as a result of an increase in the average earning debt investment balance, which is the average balance of accruing loans in our investment portfolio, of $411.0 million and an increase in the London Interbank Offered Rate, or LIBOR.

Investment income increased from the six months ended March 31, 2018 to the six months ended March 31, 2019 by $18.3 million primarily as a result of an increase in the average earning debt investment balance of $363.4 million and an increase in LIBOR.

The annualized income yield by debt security type for the three and six months ended March 31, 2019 and 2018 was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Senior secured	7.7%	7.0%	7.7%	6.8%
One stop	8.8%	8.6%	8.7%	8.3%
Subordinated debt	12.2%	19.8%	11.6%	19.8%

Annualized income yields on one stop and other senior secured loans have increased for the three and six months ended March 31, 2019 compared to the three and six months ended March 31, 2018 primarily due to the rise in LIBOR. As of March 31, 2019, we have six subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of subordinated debt investments, quarterly income yields on subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three and six months ended March 31, 2019 and 2018:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In thousands)			(In thousands)
Interest and facility fee expenses	$10,314	$6,979	$3,335	$19,604	$13,305	$6,299
Amortization of debt issuance costs	631	531	100	2,299	1,084	1,215
Base management fee, net of waiver	4,849	3,818	1,031	9,335	7,444	1,891
Income Incentive Fee, net of waiver	3,897	3,210	687	7,308	6,063	1,245
Capital Gain Incentive Fee, net of waiver	(215)	495	(710)	(1,082)	880	(1,962)
Professional fees	512	450	62	1,277	972	305
Administrative service fee	647	531	116	1,298	1,026	272
General and administrative expenses	55	55	—	103	108	(5)
Net expenses	$20,690	$16,069	$4,621	$40,142	$30,882	$9,260
Average debt outstanding	$927,914	$727,742	$200,172	$874,124	$710,837	$163,287

Interest Expense

Interest and facility fee expenses increased by $3.3 million from the three months ended March 31, 2018 to the three months ended March 31, 2019 primarily due to an increase in the weighted average of outstanding borrowings from $727.7 million for the three months ended March 31, 2018 to $927.9 million for the three months ended March 31, 2019 and an increase in LIBOR. Interest and facility fee expenses increased by $6.3 million from the six months ended March 31, 2018 to the six months ended March 31, 2019 primarily due to an increase in the weighted average of outstanding borrowings from $710.8 million for the six months ended March 31, 2018 to $874.1 million for the six months ended March 31, 2019 and an increase in LIBOR. For more information about our outstanding borrowings for the three and six months ended March 31, 2019 and 2018, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

The amortization of debt issuance costs increased by $1.2 million from the six months ended March 31, 2018 to the six months ended March 31, 2019 primarily attributable to a one-time acceleration of $1.3 million in deferred financing costs associated with the early redemption of notes issued under the 2016 Debt Securitization. This redemption was done in connection with the execution of the 2018 Debt Securitization.

The effective average interest rate on our outstanding debt increased to 4.8% for the three months ended March 31, 2019 from 4.2% for the three months ended March 31, 2018 primarily due to the increase in LIBOR and the increase in amortization of debt issuance costs, which was partially offset by a weighted average decrease in the spread over LIBOR on our variable rate debt outstanding.

The effective average interest rate on our outstanding debt increased to 5.0% for the six months ended March 31, 2019 from 4.1% for the six months ended March 31, 2018 primarily due to the increase in LIBOR, which is the index that determines the interest rate on our floating rate liabilities, and the increase in amortization of debt issuance costs which was partially offset by a weighted average decrease in the spread over LIBOR on our variable rate debt outstanding.

Management Fee

The base management fee increased as a result of a sequential increase in average adjusted gross assets from the three and six months ended March 31, 2018 to the three and six months ended March 31, 2019.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $0.7 million and $1.2 million, respectively, from the three and six months ended March 31, 2018 to the three and six months ended March 31, 2019, primarily as a result of the increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) of $4.6 million and $8.3 million, respectively. For the three and six months ended March 31, 2019 and 2018, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee earned by GC Advisors as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 15.0%.

There was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement for the three and six months ended March 31, 2019 and 2018. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement.

The accrual for the Capital Gain Incentive Fee under GAAP was a reversal of $0.2 million, or less than $0.01 per share, and a reversal of $1.1 million, or $0.01 per share for the three and six months ended March 31, 2019, respectively. The accrual for the Capital Gain Incentive Fee under GAAP was $0.5 million, or $0.01 per share, and $0.9 million, or $0.02 per share for the three and six months ended March 31, 2018, respectively. The decrease in accruals for a Capital Gain Incentive Fee under GAAP for the three and six months ended March 31, 2019 from the three and six months ended March 31, 2018, was primarily the result of unrealized depreciation of debt and equity investments. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

As of March 31, 2019 and September 30, 2018, the cumulative Capital Gain Incentive Fee accrual in accordance with GAAP was $1.2 million and $2.3 million, respectively, none of which was payable as a Capital Gain Incentive Fee pursuant to the Investment Advisory Agreement.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.2 million from the three months ended March 31, 2018 to the three months ended March 31, 2019 and increased by $0.6 million from the six months ended March 31, 2018 to the six months ended March 31, 2019. These increases are associated with increased costs to service a growing portfolio. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and six months ended March 31, 2019 were $0.8 million and $1.0 million, respectively. Total expenses reimbursed by us to the Administrator for the three and six months ended March 31, 2018 were $0.4 million and $0.8 million, respectively.

As of March 31, 2019 and September 30, 2018, included in accounts payable and accrued expenses were $0.2 million and $0.2 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended March 31, 2019 and 2018:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In thousands)			(In thousands)
Net realized gain (loss) on investments	$(980)	$560	$(1,540)	$(942)	$111	$(1,053)
Foreign currency transactions	40	20	20	25	(17)	42
Net realized gain (loss) on investments and foreign currency transactions	$(940)	$580	$(1,520)	$(917)	$94	$(1,011)
Unrealized appreciation on investments	11,830	8,708	3,122	21,806	12,179	9,627
Unrealized (depreciation) on investments	(11,728)	(7,003)	(4,725)	(23,565)	(8,707)	(14,858)
Unrealized appreciation on investments in GCIC SLF (1)	—	736	(736)	—	1,480	(1,480)
Unrealized (depreciation) on investments in GCIC SLF (1)	(269)	—	(269)	(139)	—	(139)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(97)	(8)	(89)	156	—	156
Net change in unrealized appreciation (depreciation) on investments, investments in GCIC SLF, and foreign currency translation	$(264)	$2,433	$(2,697)	$(1,742)	$4,952	$(6,694)

(1)	Unrealized appreciation (depreciation) on investments in GCIC SLF includes our investment in LLC equity interests in GCIC SLF.
For the three months ended March 31, 2019, we had a net realized loss on investments and foreign currency transactions of $0.9 million primarily due to realized losses recognized on the restructure of two portfolio company investments. For the six months ended March 31, 2019, we had a net realized loss on investments and foreign currency transactions of $0.9 million primarily due to realized losses recognized on the restructure of two portfolio company investments partially offset by the realized gain from the sale of one portfolio company equity investment.

For the three months ended March 31, 2019, we had $11.7 million in unrealized depreciation on 176 portfolio company investments, which was offset by $11.8 million in unrealized appreciation on 108 portfolio company investments. For the six months ended March 31, 2019, we had $23.6 million in unrealized depreciation on 172 portfolio company investments, which was partially offset by $21.8 million in unrealized appreciation on 165 portfolio company investments. Unrealized appreciation during the three and six months ended March 31, 2019 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments and the reversal of the net unrealized depreciation associated with the sale or restructure of three portfolio company equity investments. Unrealized depreciation resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments during the three and six months ended March 31, 2019.

For the three and six months ended March 31, 2019, we had $0.3 million and $0.1 million, respectively, in unrealized depreciation on our investment in GCIC SLF LLC equity interests, which was primarily driven by net negative credit related adjustments associated with GCIC SLF's investment portfolio netted against net investment income at GCIC SLF.

For the three months ended March 31, 2018, we had $8.7 million in unrealized appreciation on 88 portfolio company investments, which was partially offset by $7.0 million in unrealized depreciation on 140 portfolio company investments. For the six months ended March 31, 2018, we had $12.2 million in unrealized appreciation on 119 portfolio company investments, which was partially offset by $8.7 million in unrealized depreciation on 132 portfolio company investments. Unrealized appreciation during the three and six months ended March 31, 2018 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments during the three and six months ended March 31, 2018.

For the three and six months ended March 31, 2018, we had $0.7 million and $1.5 million, respectively, in unrealized appreciation on our investment in GCIC SLF LLC equity interests, each of which was primarily driven by net positive related adjustments associated with GCIC SLF's investment portfolio.

Liquidity and Capital Resources

For the six months ended March 31, 2019, we experienced a net increase in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents of $56.9 million. During the period we used $295.9 million in operating activities, primarily as a result of fundings of portfolio investments of $420.0 million, partially offset by proceeds from principal payments and sales of portfolio investments of $81.1 million and net investment income of $42.5 million. Lastly, cash provided by financing activities was $352.8 million, primarily driven by borrowings on debt of $1,204.2 million and proceeds from the issuance of common shares of $145.6 million that were partially offset by repayments of debt of $972.6 million, repayments on other short-term borrowings of $36.0 million and distributions paid of $17.7 million.

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

As of March 31, 2019 and September 30, 2018, we had cash, cash equivalents and foreign currencies of $7.2 million and $14.7 million, respectively. In addition, we had restricted cash and cash equivalents and foreign currencies of $88.3 million and $23.9 million as of March 31, 2019 and September 30, 2018, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of March 31, 2019, $33.7 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the GCIC 2018 Debt Securitization, which is described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the GCIC 2018 Debt Securitization. As of March 31, 2019, $5.6 million of our restricted cash and cash equivalents could be used to fund investments that meet the guidelines under our senior secured revolving credit facility by and among our wholly-owned subsidiary GCIC Funding LLC, or GCIC Funding, Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, or, as amended, the Credit Facility, as well as for the payment of interest expense and revolving debt of the Credit Facility. As of March 31, 2019, $49.0 million of our restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the DB Credit Facility, as well as for the payment of interest expense and revolving debt of our senior secured revolving credit facility with Deutsche Bank AG, New York Branch, as facility agent, or the DB Credit Facility.

As of March 31, 2019, the Credit Facility allowed GCIC Funding to borrow up to $200.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2019 and September 30, 2018, we had $175.5 million and $342.7 million outstanding under the Credit Facility, respectively. As of March 31, 2019 and September 30, 2018, subject to leverage and borrowing base restrictions, we had approximately $24.5 million and $77.3 million, respectively, of remaining commitments and $19.0 million and $59.0 million, respectively, of availability on the Credit Facility.

As of March 31, 2019, our revolving credit facility with Sumitomo Mitsui Banking Corporation as administrative agent, sole lead arranger and sole manager, or, as amended, the SMBC Revolver, allowed us to borrow up to $44.4 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of each of March 31, 2019 and September 30, 2018, we had $44.4 million and $75.0 million outstanding under the SMBC Revolver. As of each of March 31, 2019 and September 30, 2018, subject to leverage and borrowing base restrictions, we had $0 of remaining commitments and $0 of availability under the SMBC Revolver.

As of March 31, 2019, the DB Credit Facility, allowed us to borrow up to $250.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2019, we had $227.4 outstanding under the DB Credit Facility. As of March 31, 2019, subject to leverage and borrowing base restrictions, we had approximately $22.6 million of remaining commitments and $4.8 million of availability on the DB Credit Facility. The DB Credit Facility was not outstanding as of September 30, 2018.

As of March 31, 2019, we were permitted to borrow up to $40.0 million at any one time outstanding, under the terms of the revolving line of credit with GC Advisors, or, as amended, the Revolver. We entered into the Revolver in order to have the ability to borrow funds on a short-term basis and have in the past, and generally intend in the future, that borrowings under the Revolver will be repaid within the same quarter in which they are drawn. As of each of March 31, 2019 and September 30, 2018, we had no amounts outstanding under the Revolver.

On August 16, 2016, we completed the GCIC 2016 Debt Securitization in which the GCIC 2016 Issuer issued an aggregate of $410.1 million of notes, or the GCIC 2016 Notes, including $220.0 million of Class A GCIC 2016 Notes, which bore interest at a rate of three-month LIBOR plus 2.15%, $32.5 million of Class B GCIC 2016 Notes, which bore interest at a rate of three-month LIBOR plus 3.00%, $42.3 million of Class C GCIC 2016 Notes, which bore interest at a rate of three-month LIBOR plus 3.10%, and $28.6 million of Class D GCIC 2016 Notes, which bore interest at a rate of three-month LIBOR plus 3.25%, and $86.7 million of LLC equity interests in the GCIC 2016 Issuer that do not bear interest. We retained all of the Class C and Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 Issuer totaling $42.3 million, $28.6 million and $86.7 million, respectively. In connection with the notes issued by the 2018 Debt Securitization, we redeemed all of the outstanding notes under the 2016 Debt Securitization and following such redemption, the agreements governing the 2016 Debt Securitization were terminated. The Class A and Class B GCIC 2016 Notes are included in the September 30, 2018 Consolidated Statement of Financial Condition as our debt and the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 issuer were eliminated in consolidation. As of March 31, 2019 and September 30, 2018, we had outstanding debt under the GCIC 2016 Debt Securitization of $0 and $252.5 million, respectively.

As of March 31, 2019, the GCIC 2016 Notes were no longer outstanding. As of September 30, 2018, there were 93 portfolio companies with a total fair value of $391.4 million securing the GCIC 2016 Notes. The pool of loans in the GCIC 2016 Debt Securitization was required to meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

On December 13, 2018, we completed the GCIC 2018 Debt Securitization. The notes offered in the GCIC 2018 Debt Securitization, or the GCIC 2018 Notes, were issued by the GCIC 2018 Issuer, a subsidiary of GCIC CLO II Depositor LLC, or the GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490.0 million of AAA/AAA Class A-1 GCIC 2018 Notes, $38.5 million of AAA Class A-2 GCIC 2018 Notes, and $18.0 million of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, we indirectly retained all of the Class B-2, C and D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes totaling $27.0 million, $95.0 million, $60.0 million, and $179.7 million, respectively. The Class A-1, Class A-2 and Class B-1 GCIC 2018 Notes are included in the March 31, 2019 Consolidated Statement of Financial Condition as our debt. As of March 31, 2019 the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of March 31, 2019 and September 30, 2018, we had outstanding debt under the GCIC 2018 Debt Securitization of $908.2 million and $0, respectively.

As part of each of the 2016 GCIC Debt Securitization and the 2018 GCIC Debt Securitization, GCIC entered into master loan sale agreements under which GCIC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2016 GCIC Issuer and the 2018 GCIC Issuer, as applicable, and to purchase or otherwise, directly or indirectly, acquire the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes, LLC equity interests in the GCIC 2016 Issuer, Class B-2 GCIC 2018 Notes, Class C GCIC 2018 Notes, Class D GCIC 2018 Notes and Subordinated GCIC 2018 Notes, as applicable. As of March 31, 2019, the GCIC 2016 Notes were no longer outstanding and the GCIC 2018 Notes (other than the Subordinated GCIC 2018 Notes) were the secured obligations of the GCIC 2018 Issuer. The indenture that governed the GCIC 2016 Notes and the indenture governing the GCIC 2018 Notes each include customary covenants and events of default.

As of March 31, 2019 and September 30, 2018, we had investor capital subscriptions totaling $1,110.7 million and $1,136.9 million, respectively, of which $987.0 million and $841.6 million, respectively, had been called and contributed, leaving $123.7 million and $295.4 million of uncalled investor capital subscriptions, respectively. Prior to the completion of a public offering or other liquidity event, we expect to target a leverage ratio of between 0.85x to 0.90x and may issue capital calls to stock holders as our leverage ratio is at or approaching its target.

GC Advisors has determined that it is possible that not all remaining undrawn commitments to purchase our common stock will be drawn prior to a public offering or other liquidity event, and as a result, we expect to reach agreements from time to time with one or more stockholders to cancel all or a portion of their remaining undrawn commitments. We do not expect such agreements to be material to us, individually or in the aggregate. On January 1, 2018 and April 1, 2018, we reached agreements to cancel undrawn subscriptions totaling $55.8 million and $20.7 million in the aggregate, respectively. Additionally, as of March 31, 2019, undrawn subscriptions totaling $26.3 million had expired pursuant to the terms of the respective subscription agreements. On May 4, 2018, our board of directors authorized us to negotiate from time to time certain repurchases shares of our common stock in an aggregate amount not to exceed $100 million at prices not in excess of the most recently computed net asset value of common stock at the time of any such repurchase. Effective July 1, 2018, we entered into agreements with certain stockholders to repurchase 1,706,418.667 shares of common stock at a net asset value per share of $15.00 totaling $25.6 million in the aggregate.

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act, or SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We are still evaluating the merits of operating with a higher leverage ratio, and have not sought or obtained either approval and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of March 31, 2019, our asset coverage for borrowed amounts was 209.5%.

As of March 31, 2019 and September 30, 2018, we had outstanding commitments to fund investments, excluding our investment in GCIC SLF, totaling $188.1 million and $205.5 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2019 and September 30, 2018, respectively, subject to the terms of each loan’s respective credit agreement. As of March 31, 2019, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility, DB Credit Facility, SMBC Revolver and Revolver, ongoing principal repayments on debt investments assets and uncalled investor capital subscriptions.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2019 and September 30, 2018 we had investments in 200 and 186 portfolio companies, respectively, with a total fair value of $1,967.0 million and $1,624.5 million, respectively. As of March 31, 2019 and September 30, 2018, we had investments in GCIC SLF with a total fair value of $49.8 million and $49.9 million, respectively.

The following table shows the asset mix of our new investment commitments for the three and six months ended March 31, 2019 and 2018:

	For the three months ended March 31,				For the six months ended March 31,
	2019		2018		2019		2018
	New Commitments (In thousands)	Percentage of Commitments	New Commitments (In thousands)	Percentage of Commitments	New Commitments (In thousands)	Percentage of Commitments	New Commitments (In thousands)	Percentage of Commitments
Senior secured	$26,285	16.5%	$24,283	13.1%	$72,205	17.2%	$80,607	19.3%
One stop	132,097	83.3	153,035	82.6	342,782	81.3	322,050	77.1
Subordinated debt	27	0.0 *	—	—	123	0.0 *	—	—
LLC equity interests in GCIC SLF(1)	—	—	6,387	3.4	—	—	11,900	2.9
Equity	264	0.2	1,664	0.9	6,388	1.5	3,061	0.7
Total new investment commitments	$158,673	100.0%	$185,369	100.0%	$421,498	100.0%	$417,618	100.0%

* Represents an amount less than 0.1%.

(1)
GCIC SLF’s proceeds from the LLC equity interests were utilized by GCIC SLF to invest in senior secured loans. As of March 31, 2019, GCIC SLF had investments in senior secured loans to 32 different borrowers.

For the three and six months ended March 31, 2019, we had approximately $41.9 million and $80.4 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies.
For the three and six months ended March 31, 2019, we had sales of securities in one and 10 portfolio companies aggregating approximately $0.1 million and $0.8 million, respectively, in net proceeds.

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

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2019 (1)			As of September 30, 2018 (1)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$243,388	$240,902	$242,640	$207,782	$205,615	$206,557
Non-accrual (2)	11,230	11,213	4,639	8,607	8,593	4,478
One stop:
Performing	1,695,800	1,677,643	1,680,952	1,392,834	1,376,080	1,384,183
Non-accrual (2)	285	259	218	1,127	1,101	719
Subordinated debt:
Performing	624	620	730	280	280	280
LLC equity interests in GCIC SLF (3)	N/A	48,356	49,800	N/A	48,356	49,939
Equity	N/A	28,437	37,869	N/A	23,097	28,282
Total	$1,951,327	$2,007,430	$2,016,848	$1,610,630	$1,663,122	$1,674,438

(1)	20 and 24 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of March 31, 2019 and September 30, 2018, respectively.

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
As of March 31, 2019, we had five debt investments on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 0.6% and 0.3%, respectively.  As of September 30, 2018, we had three debt investments on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 0.6% and 0.3%, respectively. As of March 31, 2019 and September 30, 2018, the fair value of our debt investments as a percentage of the outstanding principal value was 99.4% and 99.1%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate investments and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and six months ended March 31, 2019 and 2018:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Weighted average rate of new investment fundings	8.5%	8.5%	8.1%	7.9%
Weighted average spread over LIBOR of new floating rate investment fundings	5.8%	6.6%	5.9%	6.2%
Weighted average rate of new fixed rate investment fundings	8.0%	N/A	10.4%	N/A
Weighted average fees of new investment fundings	1.4%	1.1%	1.1%	1.2%
Weighted average rate of sales and payoffs of portfolio investments(1)	8.0%	8.1%	8.3%	7.7%
Weighted average annualized income yield (2)	8.7%	8.4%	8.6%	8.2%

(1)	Excludes exits on investments on non-accrual status.

(2)
Represents income from interest, and fees, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning debt investments and does not represent a return to any investor in us.

As of March 31, 2019, 96.6% and 96.6% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2018, 98.8%

and 98.8% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2019 and September 30, 2018, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding GCIC SLF and its underlying borrowers) was $28.1 million and $26.6 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2019 and September 30, 2018:

	March 31, 2019		September 30, 2018
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$142,955	7.0%	$104,563	6.3%
4	1,735,136	86.0	1,439,656	86.0
3	120,409	6.0	110,695	6.6
2	17,245	0.9	18,813	1.1
1	1,103	0.1	711	0.0 *
Total	$2,016,848	100.0%	$1,674,438	100.0%

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

As of March 31, 2019, GCIC SLF is capitalized by LLC equity interest subscriptions from its members. On December 14, 2016, the GCIC SLF investment committee approved the recapitalization of the commitments. As of March 31, 2019 and September 30, 2018, we and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests. GCIC SLF’s profits and losses are allocated to us and Aurora in accordance with our respective ownership interests.
As of March 31, 2019 and September 30, 2018, GCIC SLF had the following commitments from its members (in the aggregate):

	As of March 31, 2019		As of September 30, 2018
	Committed	Funded (1)	Committed	Funded (1)
	(In thousands)		(In thousands)
LLC equity commitments	$125,000	$55,264	$125,000	$55,264
Total	$125,000	$55,264	$125,000	$55,264

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

As of March 31, 2019, the reinvestment period for the senior secured revolving credit facility, or, as amended, the GCIC SLF Credit Facility, that GCIC Senior Loan Fund II, LLC, or GCIC SLF II, a wholly-owned subsidiary of GCIC SLF, entered into with Wells Fargo Bank, N.A., had ended and the maximum commitment under the GCIC SLF Credit Facility was equal to advances outstanding. The reinvestment period of the GCIC SLF Credit Facility ended September 27, 2018, and as of March 31, 2019, the maximum commitment is equal to advances outstanding. The stated maturity date is September 28, 2022. As of March 31, 2019 and September 30, 2018, GCIC SLF II had outstanding debt under the GCIC SLF Credit Facility of $68.0 million and $79.7 million, respectively.

Through the reinvestment period, borrowings under the GCIC SLF Credit Facility bore interest at one-month LIBOR plus a rate between 1.75% and 2.05% per annum, depending on the composition of the collateral asset portfolio. Following the expiration of the reinvestment period, borrowings under the GCIC SLF Credit Facility bear interest at one-month LIBOR plus 2.05%.

As of March 31, 2019 and September 30, 2018, GCIC SLF had total assets at fair value of $125.0 million and $136.6 million, respectively. As of March 31, 2019 and September 30, 2018, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of March 31, 2019 and September 30, 2018, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $7.8 million and $11.5 million, respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of March 31, 2019 and September 30, 2018:

	As of March 31, 2019	As of September 30, 2018
	(Dollars in thousands)
Senior secured loans (1)	$119,879	$134,270
Weighted average current interest rate on senior secured loans (2)	7.6%	7.4%
Number of borrowers in GCIC SLF	30	33
Largest portfolio company investments (1)	$8,504	$8,357
Total of five largest portfolio company investments (1)	$34,950	$33,966

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

GCIC SLF Investment Portfolio as of March 31, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
1A Smart Start LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	7.0%	$1,920	$1,915
Boot Barn, Inc.(3)	Retail Stores	Senior loan	06/2021	7.1	5,001	5,001
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.4	3,800	3,797
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	N/A(4)	—	—
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.0	5,822	5,822
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	8.2	25	25
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.8	2,018	2,018
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.8	1,017	1,017
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.1	2,063	2,063
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.1	1,037	1,037
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.1	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.1	40	40
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	N/A(4)	—	—
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.4	2,841	2,756
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.4	1,142	1,108
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.4	588	570
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.5	369	358
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.4	200	194
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.4	89	87
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.4	85	83
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.5	20	19
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.5	1,991	1,991
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	N/A(4)	—	—
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.4	2,649	2,649
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.4	736	736
Flexan, LLC(3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	10.0	220	220
G & H Wire Company, Inc(3)	Healthcare, Education and Childcare	Senior loan	09/2023	8.3	5,740	5,740
Gamma Technologies, LLC(3)	Electronics	Senior loan	06/2024	8.0	4,356	4,356
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	8.6	4,452	4,452
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.9	1,968	1,968
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.9	102	102
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.9	55	55
Mediaocean LLC(5)	Diversified/Conglomerate Service	Senior loan	08/2020	N/A(4)	—	(1)
Mills Fleet Farm Group LLC(3)	Retail Stores	Senior loan	10/2024	8.8	5,985	5,985
NBC Intermediate, LLC	Beverage, Food and Tobacco	Senior loan	09/2023	6.8	2,565	2,565
NBC Intermediate, LLC	Beverage, Food and Tobacco	Senior loan	09/2023	N/A(4)	—	—
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.5	4,938	4,938
Polk Acquisition Corp.(3)	Automobile	Senior loan	06/2022	7.9	8,168	8,004
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	8.3	95	93
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.9	52	51
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	9.1	2,438	2,438
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.0	369	369
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.1	147	147
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	10.8	14	14

GCIC SLF Investment Portfolio as of March 31, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.8%	$5,939	$5,939
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.6	1,155	1,155
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.8	624	624
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.8	540	540
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.8	246	246
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.9	3,272	3,272
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2021	N/A(4)	—	—
Rubio's Restaurants, Inc (3)	Beverage, Food and Tobacco	Senior loan	10/2019	7.9	1,650	1,567
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.8	1,242	1,242
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	8.0	411	411
SEI, Inc.(3)	Electronics	Senior loan	07/2023	7.5	4,761	4,761
SEI, Inc.	Electronics	Senior loan	07/2023	N/A(4)	—	—
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.8	5,487	5,432
Self Esteem Brands, LLC(5)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	N/A(4)	—	(8)
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.4	5,925	5,925
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.4	292	292
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.5	82	82
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.6	1,018	916
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.6	798	718
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.6	143	129
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.6	53	48
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.5	3,558	3,558
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	7.6	2,168	2,038
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	N/A(4)	—	—
WIRB-Copernicus Group, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2022	6.8	5,340	5,340
					$119,879	$119,067

(1)	Represents the weighted average annual current interest rate as of March 31, 2019. All interest rates are payable in cash.

(2)
Represents the fair value in accordance with Accounting Standards Codification, or ASC, Topic 820 - Fair Value Measurement, or ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The entire commitment was unfunded as of March 31, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

GCIC SLF Investment Portfolio as of September 30, 2018
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	7.0%	$1,337	$1,344
1A Smart Start LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.7	595	596
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.2	5,940	5,940
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.2	237	237
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	6.9	5,001	5,001
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.1	4,023	4,020
Captain D's, LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.7	5,947	5,947
Captain D's, LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.9	23	23
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.9	2,028	1,988
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.9	1,022	1,001
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.9	2,074	2,074
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.9	1,043	1,043
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.9	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.9	40	40
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	3,062	3,062
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	1,231	1,231
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	634	634
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	216	216
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	96	96
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	92	92
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.5	2,026	2,026
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	2,662	2,662
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	739	739
Flexan, LLC (3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.8	136	136
G & H Wire Company, Inc (3)	Healthcare, Education and Childcare	Senior loan	09/2023	8.0	5,769	5,769
Gamma Technologies, LLC (3)	Electronics	Senior loan	06/2024	7.7	4,378	4,378
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	9.0	4,887	4,887
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.7	1,973	1,973
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.7	103	103
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.7	55	55
Mills Fleet Farm Group LLC (3)	Retail Stores	Senior loan	02/2022	7.7	6,000	6,000
NBC Intermediate, LLC (3)	Beverage, Food and Tobacco	Senior loan	09/2023	6.5	2,634	2,608
NBC Intermediate, LLC (3)	Beverage, Food and Tobacco	Senior loan	09/2023	8.5	5	4
Pasternack Enterprises, Inc. and Fairview Microwave, Inc (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.2	4,963	4,938
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	7.2	8,211	8,211
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.5	93	93
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.2	53	53
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	8.8	2,451	2,451
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	8.8	166	166
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	8.8	148	148
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	8.8	109	109

GCIC SLF Investment Portfolio as of September 30, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3%	$5,970	$5,970
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	626	626
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	543	543
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.7	3,289	3,281
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2021	6.8	17	17
Rubio's Restaurants, Inc (3)	Beverage, Food and Tobacco	Senior loan	10/2019	7.6	1,659	1,659
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.6	1,311	1,311
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.6	257	257
Saldon Holdings, Inc. (3)	Diversified/Conglomerate Service	Senior loan	09/2022	6.4	1,893	1,884
SEI, Inc. (3)	Electronics	Senior loan	07/2023	7.5	5,178	5,178
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	7.0	5,776	5,776
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	5,955	5,955
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	292	292
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	46	46
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.9	1,086	1,064
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.9	851	834
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	156	153
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	58	57
Upstream Intermediate, LLC (3)	Healthcare, Education and Childcare	Senior loan	01/2024	6.6	3,576	3,576
Vendor Credentialing Service LLC (3)	Diversified/Conglomerate Service	Senior loan	11/2021	8.0	5,924	5,924
WHCG Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	03/2023	7.4	2,180	2,180
WIRB-Copernicus Group, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2022	6.5	5,367	5,367
					$134,270	$134,102

(1)	Represents the weighted average annual current interest rate as of September 30, 2018. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

As of each of March 31, 2019 and September 30, 2018, we have committed to fund $109.4 million of LLC equity interest subscriptions to GCIC SLF. As of March 31, 2019 and September 30, 2018, $48.4 million and $48.4 million, respectively, of our LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and six months ended March 31, 2019, we received $1.2 million and $2.2 million, respectively, in dividend income from the GCIC SLF LLC equity interests. For the three and six months ended March 31, 2018, we received $1.3 million and $2.4 million, respectively, in dividend income from the GCIC SLF LLC equity interests.

For the three and six months ended March 31, 2019, we earned an annualized total return on our weighted average capital invested in GCIC SLF of 10.6% and 10.6%, respectively. For the three and six months ended March 31, 2018, we earned an annualized total return on our weighted average capital invested in GCIC SLF of 10.9% and 10.5%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in GCIC SLF by the combined daily average of our investments in (1) the principal of the GCIC SLF subordinated notes, if any, and (2) the NAV of the GCIC SLF LLC equity interests.

See below for certain summarized financial information for GCIC SLF as of March 31, 2019 and September 30, 2018 and for the three and six months ended March 31, 2019 and 2018:

	As of March 31, 2019	As of September 30, 2018
	(In thousands)
Selected Balance Sheet Information:
Investments, at fair value	$119,067	$134,102
Cash and other assets	5,888	2,455
Total assets	$124,955	$136,557
Senior credit facility	$68,020	$79,650
Unamortized debt issuance costs	(440)	(569)
Other liabilities	462	403
Total liabilities	68,042	79,484
Members’ equity	56,913	57,073
Total liabilities and members' equity	$124,955	$136,557

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Selected Statement of Operations Information:
Interest income	$2,450	$3,222	$5,023	$6,033
Fee income	—	—	—	7
Total investment income	2,450	3,222	5,023	6,040
Interest and other debt financing expense	877	1,283	1,831	2,476
Administrative service fee	45	62	105	116
Other expenses	25	24	50	58
Total expenses	947	1,369	1,986	2,650
Net investment income	1,503	1,853	3,037	3,390
Net change in unrealized appreciation (depreciation) on investments	(448)	467	(650)	1,072
Net increase in members' equity	$1,055	$2,320	$2,387	$4,462

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of March 31, 2019 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2018 Debt Securitization	$546.5	$—	$—	$—	$546.5
Credit Facility	175.5	—	—	175.5	—
DB Credit Facility	227.4	—	—	—	227.4
SMBC Revolver	44.4	44.4	—	—	—
Unfunded commitments (1)	188.1	188.1	—	—	—
Total contractual obligations	$1,181.9	$232.5	$—	$175.5	$773.9

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in GCIC SLF, as of March 31, 2019. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of March 31, 2019, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2019 and September 30, 2018, we had outstanding commitments to fund investments, excluding our commitments to GCIC SLF, totaling $188.1 million and $205.5 million, respectively. We had commitments of up to $61.0 million and $61.0 million to GCIC SLF as of March 31, 2019 and September 30, 2018, respectively, which may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during each of the three and six months ended March 31, 2019 and 2018. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of March 31, 2019 and September 30, 2018, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $4.9 million and $5.2 million as of March 31, 2019 and September 30, 2018, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2019 and September 30, 2018, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01% and 1.00%, respectively. In addition, the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily, the SMBC Revolver has a floating interest rate provision based on one-month LIBOR that resets monthly, the DB Credit Facility has a floating interest rate provision that resets daily, and the Class A-1 and B-1 GCIC 2018 Notes issued as part of the GCIC 2018 Debt Securitization have floating interest rate provisions based on three-month LIBOR that reset quarterly. Prior to their redemption on December 23, 2018, the Class A and B GCIC 2016 Notes issued as part of the GCIC 2016 Debt Securitization had floating interest rate provisions based on three-month LIBOR that reset quarterly. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that interim and unaudited Consolidated Statement of Financial Condition as of March 31, 2019 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(4,712)	$(2,484)	$(2,228)
Up 50 basis points	9,425	4,969	4,456
Up 100 basis points	18,849	9,937	8,912
Up 150 basis points	28,275	14,906	13,369
Up 200 basis points	37,699	19,874	17,825

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2019, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the GCIC 2018 Debt Securitization, the Credit Facility, DB Credit Facility, the Revolver, the SMBC Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4: Controls and Procedures.

As of March 31, 2019 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended March 31, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2018 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1
Seventh Amendment to Amended and Restated Loan and Servicing Agreement, dated as of March 21, 2019, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC, as the servicer; Golub Capital Investment Corporation, as the transferor; the institutional lenders identified on the signature pages thereto; Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian, and administrative agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01128), filed on March 26, 2019).

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

Golub Capital Investment Corporation

Dated: May 13, 2019	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2019	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)