Form 10-Q
period 2019-06-30
GOLUB CAPITAL INVESTMENT Corp
filed 2019-08-13
CIK 1627515

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 12, 2019, the Registrant had 78,881,643.736 shares of common stock, $0.001 par value, outstanding.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2019	September 30, 2018
Assets	(unaudited)
Investments, at fair value
Non-controlled/non-affiliate company investments	$2,085,062	$1,620,783
Non-controlled affiliate company investments	4,425	3,716
Controlled affiliate company investments	49,808	49,939
Total investments at fair value (amortized cost of $2,134,595 and $1,663,122, respectively)	2,139,295	1,674,438
Cash and cash equivalents	12,926	14,443
Foreign currencies (cost of $149 and $216, respectively)	149	216
Restricted cash and cash equivalents	50,130	23,857
Restricted foreign currencies (cost of $616 and $0, respectively)	618	—
Interest receivable	7,114	5,813
Capital call receivable	—	189
Other assets	204	105
Total Assets	$2,210,436	$1,719,061
Liabilities
Debt	$997,823	$762,330
Less unamortized debt issuance costs	6,410	1,921
Debt less unamortized debt issuance costs	991,413	760,409
Other short-term borrowings (proceeds of $4,120 and $0, respectively)	4,001	—
Interest payable	7,132	2,916
Distributions payable	24,241	11,840
Management and incentive fees payable	10,482	10,102
Payable for investments purchased	177	—
Accounts payable and accrued expenses	2,082	1,563
Accrued trustee fees	98	22
Total Liabilities	1,039,626	786,852
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2019 and September 30, 2018	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 78,053,988.796 and 62,147,237.484 shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively	78	62
Paid in capital in excess of par	1,170,470	931,885
Distributable earnings	262	262
Total Net Assets	1,170,810	932,209
Total Liabilities and Total Net Assets	$2,210,436	$1,719,061
Number of common shares outstanding at end of period	78,053,988.796	62,147,237.484
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$45,833	$33,520	$125,659	$94,089
Dividend income	26	3	56	80
Fee income	848	1,147	1,321	2,435
Total investment income from non-controlled/non-affiliate company investments	46,707	34,670	127,036	96,604
From non-controlled affiliate company investments:
Interest income	17	—	98	—
Total investment income from non-controlled affiliate company investments	17	—	98	—
From controlled affiliate company investments:
Dividend income	1,206	1,641	3,434	4,065
Total investment income from controlled affiliate company investments	1,206	1,641	3,434	4,065
Total investment income	47,930	36,311	130,568	100,669
Expenses
Interest and other debt financing expenses	11,613	8,270	33,516	22,659
Base management fee	7,212	5,580	20,047	15,815
Incentive fee	5,697	4,683	13,238	13,787
Professional fees	796	465	2,073	1,437
Administrative service fee	721	538	2,019	1,564
General and administrative expenses	63	52	166	160
Total expenses	26,102	19,588	71,059	55,422
Base management fee waived (Note 4)	(1,967)	(1,522)	(5,467)	(4,313)
Incentive fee waived (Note 4)	(1,424)	(1,171)	(2,739)	(3,332)
Net expenses	22,711	16,895	62,853	47,777
Net investment income	25,219	19,416	67,715	52,892
Net gain (loss) on investments and foreign currency
Net realized gain (loss) on investments and foreign currency transactions:
Non-controlled/non-affiliate company investments	3,814	2,510	2,872	2,621
Foreign currency transactions	(26)	(56)	(1)	(73)
Net realized gain (loss) on investments and foreign currency transactions	3,788	2,454	2,871	2,548
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation:
Non-controlled/non-affiliate company investments	(4,681)	(1,433)	(6,665)	2,039
Non-controlled affiliate company investments	(45)	—	180	—
Controlled affiliate company investments	8	(74)	(131)	1,406
Translation of assets and liabilities in foreign currencies	(48)	113	108	113
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(4,766)	(1,394)	(6,508)	3,558
Net gain (loss) on investments and foreign currency	(978)	1,060	(3,637)	6,106
Net increase in net assets resulting from operations	$24,241	$20,476	$64,078	$58,998
Per Common Share Data
Basic and diluted earnings per common share	$0.32	$0.35	$0.90	$1.06
Basic and diluted weighted average common shares outstanding	75,516,790	58,083,180	70,731,718	55,363,298
See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (1)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2017	51,214,683.496	$51	$767,908	$261	$768,220
Issuance of common stock (2)	6,867,829.319	7	103,011	—	103,018
Net investment income	—	—	—	52,892	52,892
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	2,548	2,548
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	3,558	3,558
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,661,294.233	2	24,918	—	24,920
Distributions from distributable earnings (1)	—	—	—	(38,522)	(38,522)
Distributions declared and payable	—	—	—	(20,476)	(20,476)
Total increase (decrease) for the nine months ended June 30, 2018	8,529,123.552	9	127,929	—	127,938
Balance at June 30, 2018	59,743,807.048	$60	$895,837	$261	$896,158
Balance at March 31, 2018	57,819,693.450	$57	$866,977	$261	$867,295
Issuance of common stock (2)	1,418,421.266	2	21,275	—	21,277
Net investment income	—	—	—	19,416	19,416
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	2,454	2,454
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	(1,394)	(1,394)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	505,692.332	1	7,585	—	7,586
Distributions declared and payable	—	—	—	(20,476)	(20,476)
Total increase (decrease) for the three months ended June 30, 2018	1,924,113.598	3	28,860	—	28,863
Balance at June 30, 2018	59,743,807.048	$60	$895,837	$261	$896,158
Balance at September 30, 2018	62,147,237.484	$62	$931,885	$262	$932,209
Issuance of common stock (3)	14,042,454.793	14	210,623	—	210,637
Net investment income	—	—	—	67,715	67,715
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	2,871	2,871
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	(6,508)	(6,508)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,864,296.519	2	27,962	—	27,964
Distributions from distributable earnings	—	—	—	(39,837)	(39,837)
Distributions declared and payable	—	—	—	(24,241)	(24,241)
Total increase (decrease) for the nine months ended June 30, 2019	15,906,751.312	16	238,585	—	238,601
Balance at June 30, 2019	78,053,988.796	$78	$1,170,470	$262	$1,170,810
Balance at March 31, 2019	73,242,692.661	$73	$1,098,305	$262	$1,098,640
Issuance of common stock (3)	4,350,199.997	4	65,249	—	65,253
Net investment income	—	—	—	25,219	25,219
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	3,788	3,788
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	(4,766)	(4,766)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	461,096.138	1	6,916	—	6,917
Distributions declared and payable	—	—	—	(24,241)	(24,241)
Total increase (decrease) for the three months ended June 30, 2019	4,811,296.135	5	72,165	—	72,170
Balance at June 30, 2019	78,053,988.796	$78	$1,170,470	$262	$1,170,810

(1) See Note 2. Significant Accounting Policies and Recent Accounting Updates.
(2) Refer to Note 3 for a detailed listing of the common stock issuances for the three and nine months ended June 30, 2018.
(3) Refer to Note 3 for a detailed listing of the common stock issuances for the three and nine months ended June 30, 2019.
See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$64,078	$58,998
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	2,969	1,610
Accretion of discounts and amortization of premiums	(7,038)	(6,782)
Net realized (gain) loss on investments	(2,872)	(2,621)
Net realized (gain) loss on other short-term borrowings	(83)	—
Net change in unrealized (appreciation) depreciation on investments	6,616	(3,445)
Net change in unrealized (appreciation) depreciation on other short-term borrowings	(119)	—
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	15	(113)
Proceeds from (fundings of) revolving loans, net	(2,054)	536
Fundings of investments	(710,807)	(563,692)
Proceeds from principal payments and sales of portfolio investments	253,385	332,464
PIK interest	(2,087)	(1,394)
Changes in operating assets and liabilities:
Interest receivable	(1,301)	(616)
Other assets	(99)	31
Interest payable	4,216	950
Management and incentive fees payable	380	2,506
Payable for investments purchased	177	—
Accounts payable and accrued expenses	519	139
Accrued trustee fees	76	(1)
Net cash (used in) provided by operating activities	(394,029)	(181,430)
Cash flows from financing activities
Borrowings on debt	1,341,967	480,050
Repayments of debt	(1,106,489)	(402,500)
Capitalized debt issuance costs	(7,458)	(1,248)
Proceeds from other short-term borrowings	40,187	12,400
Repayments on other short-term borrowings	(35,984)	—
Proceeds from issuance of common shares	210,826	102,372
Distributions paid	(23,713)	(21,841)
Net cash provided by (used in) financing activities	419,336	169,233
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	25,307	(12,197)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	38,516	51,131
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$63,823	$38,934
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$26,331	$20,099
Distributions declared during the period	64,078	58,998
Supplemental disclosure of noncash financing activity:
Capital call receivable	$(189)	$646
Stock issued in connection with dividend reinvestment plan	27,964	24,920
Distributions payable	24,241	20,476

Golub Capital Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of June 30,
	2019	2018
Cash and cash equivalents	$12,926	$9,331
Foreign currencies (cost of $148 and $251, respectively)	149	251
Restricted cash and cash equivalents	50,130	29,352
Restricted foreign currencies (cost of $617 and $0, respectively)	618	—
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$63,823	$38,934

See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP^	Senior loan	L + 4.75%	(c)(d)	6.96%	12/2023	$1,317	$1,307	0.1%	$1,317
NTS Technical Systems*	One stop	L + 6.25%	(a)	8.69%	06/2021	3,340	3,306	0.3	3,340
NTS Technical Systems^	One stop	L + 6.25%	(a)	8.69%	06/2021	548	543	0.1	548
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	06/2021	—	(7)	—	—
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	9.15%	06/2020	53	28	—	43
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	9.15%	06/2020	9	9	—	9
Tronair Parent, Inc.^	Senior loan	L + 4.75%	(c)	7.57%	09/2023	363	361	—	342
Tronair Parent, Inc.	Senior loan	L + 4.50%	(c)(f)	7.33%	09/2021	80	79	—	76
Whitcraft LLC^*	One stop	L + 5.50%	(c)	7.83%	04/2023	26,004	25,727	2.2	25,743
Whitcraft LLC(5)	One stop	L + 5.50%		N/A(6)	04/2023	—	(1)	—	(1)
Whitcraft LLC(5)	One stop	L + 5.50%		N/A(6)	04/2023	—	(117)	—	(120)
						31,714	31,235	2.7	31,297
Automobile
Dent Wizard International Corporation^*	Senior loan	L + 4.00%	(a)	6.40%	04/2022	4,032	4,019	0.3	4,012
Grease Monkey International, LLC*	Senior loan	L + 5.00%	(a)	7.40%	11/2022	3,028	3,002	0.3	3,028
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(a)	7.40%	11/2022	2,252	2,221	0.2	2,252
Grease Monkey International, LLC*	Senior loan	L + 5.00%	(a)	7.40%	11/2022	1,143	1,140	0.1	1,143
Grease Monkey International, LLC^	Senior loan	L + 5.00%	(a)	7.40%	11/2022	998	989	0.1	998
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.40%	11/2022	114	105	—	114
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.40%	11/2022	55	54	—	55
Polk Acquisition Corp.*	Senior loan	L + 5.25%	(c)	7.58%	06/2022	5,072	5,045	0.4	4,971
Power Stop, LLC^	Senior loan	L + 4.75%	(c)(f)	7.08%	10/2025	1,530	1,523	0.1	1,530
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	8.90%	04/2023	4,565	4,522	0.4	4,565
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.90%	04/2023	1,940	1,925	0.2	1,940
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.90%	04/2023	1,296	1,286	0.1	1,296
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.90%	04/2023	651	614	0.1	651
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.90%	04/2023	40	40	—	40
						26,716	26,485	2.3	26,595
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.^	One stop	L + 5.75%	(a)	8.15%	04/2021	3,250	3,236	0.3	3,217
Abita Brewing Co., L.L.C.(5)	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	(1)
C. J. Foods, Inc.#*	One stop	L + 6.25%	(c)	8.58%	05/2020	20,735	20,673	1.8	20,735
C. J. Foods, Inc.	One stop	L + 6.25%	(c)	8.58%	05/2020	1,568	1,568	0.1	1,568
C. J. Foods, Inc.	One stop	L + 6.25%	(c)	8.65%	05/2020	1,364	1,364	0.1	1,364
Cafe Rio Holding, Inc.*	One stop	L + 5.50%	(d)	7.70%	09/2023	8,558	8,448	0.7	8,558
Cafe Rio Holding, Inc.*	One stop	L + 5.50%	(c)	7.70%	09/2023	2,152	2,136	0.2	2,152
Cafe Rio Holding, Inc.*	One stop	L + 5.50%	(c)	7.70%	09/2023	1,366	1,356	0.1	1,366
Cafe Rio Holding, Inc.*	One stop	L + 5.50%	(d)	7.70%	09/2023	1,206	1,198	0.1	1,206
Cafe Rio Holding, Inc.	One stop	P + 4.50%	(f)	10.00%	09/2023	10	8	—	10
Cafe Rio Holding, Inc.(5)	One stop	L + 5.50%		N/A(6)	09/2023	—	(28)	—	—
Cafe Rio Holding, Inc.(5)	One stop	L + 5.50%		N/A(6)	09/2023	—	(29)	—	—
Fintech Midco, LLC#*	One stop	L + 5.25%	(a)	7.66%	08/2024	11,826	11,724	1.0	11,826
Fintech Midco, LLC	One stop	L + 5.25%	(a)	7.66%	08/2024	1,065	1,056	0.1	1,065

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Fintech Midco, LLC(5)	One stop	L + 5.25%		N/A(6)	08/2024	$—	$(1)	—%	$—
Fintech Midco, LLC(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(19)	—	—
Flavor Producers, LLC*	Senior loan	L + 4.75%	(c)	7.06%	12/2023	2,815	2,784	0.2	2,731
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	7.24%	12/2022	6	5	—	4
FWR Holding Corporation*	One stop	L + 5.50%	(a)	7.9%	08/2023	4,008	3,966	0.3	4,008
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.90%	08/2023	1,742	1,720	0.1	1,742
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.90%	08/2023	1,101	1,094	0.1	1,101
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.90%	08/2023	226	224	—	226
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.90%	08/2023	35	34	—	35
FWR Holding Corporation(5)	One stop	L + 5.50%		N/A(6)	08/2023	—	(5)	—	—
Global ID Corporation^*	One stop	L + 6.50%	(a)	8.89%	11/2021	6,011	5,962	0.5	6,011
Global ID Corporation	One stop	L + 6.50%	(a)(c)	8.89%	11/2021	1,109	1,102	0.1	1,109
Global ID Corporation*	One stop	L + 6.50%	(a)	8.89%	11/2021	752	747	0.1	752
Global ID Corporation	One stop	L + 6.50%		N/A(6)	11/2021	—	—	—	—
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	3.40% cash/7.50% PIK	06/2023	703	698	0.1	703
Mendocino Farms, LLC(5)	One stop	L + 1.00%		N/A(6)	06/2023	—	(14)	—	—
Mid-America Pet Food, L.L.C.*	One stop	L + 6.00%	(c)	8.33%	12/2021	11,990	11,913	1.0	11,990
Mid-America Pet Food, L.L.C.	One stop	L + 6.00%		N/A(6)	12/2021	—	—	—	—
NBC Intermediate, LLC*	Senior loan	L + 4.25%	(a)	6.66%	09/2023	1,289	1,278	0.1	1,276
Purfoods, LLC*	One stop	L + 5.50%	(c)	8.02%	05/2021	7,797	7,753	0.7	7,797
Purfoods, LLC	One stop	L + 5.50%	(c)	7.83%	05/2021	489	487	0.1	489
Purfoods, LLC	One stop	L + 5.50%	(c)	7.83%	05/2021	352	350	—	352
Purfoods, LLC	One stop	L + 5.50%	(c)	7.83%	05/2021	266	265	—	266
Purfoods, LLC	One stop	L + 5.50%	(c)	7.83%	05/2021	266	265	—	266
Purfoods, LLC	One stop	L + 5.50%	(c)	7.83%	05/2021	266	264	—	266
Purfoods, LLC	One stop	L + 5.50%	(c)	7.83%	05/2021	134	133	—	134
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	116	116	—	116
Purfoods, LLC	One stop	L + 5.50%	(c)	7.83%	05/2021	87	86	—	87
Purfoods, LLC	One stop	L + 5.50%	(a)	7.90%	05/2021	30	29	—	30
Purfoods, LLC	One stop	L + 5.50%	(c)	7.83%	05/2021	24	23	—	24
Purfoods, LLC	One stop	L + 5.50%	(c)	7.83%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 5.50%	(c)	7.83%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 5.50%	(c)	7.83%	05/2021	14	14	—	14
Purfoods, LLC	One stop	L + 5.50%	(c)	7.83%	05/2021	11	11	—	11
Purfoods, LLC	One stop	L + 5.50%	(c)	7.83%	05/2021	11	11	—	11
Purfoods, LLC	One stop	L + 5.50%	(c)	7.83%	05/2021	10	10	—	10
Rubio's Restaurants, Inc.*	Senior loan	L + 5.25%	(c)	7.58%	10/2019	293	287	—	287
Rubio's Restaurants, Inc.	Senior loan	L + 4.75%	(a)(f)	7.38%	10/2019	40	39	—	38
Uinta Brewing Company^(7)	One stop	L + 4.00%	(a)	6.40%	08/2021	186	186	—	151
Uinta Brewing Company(7)	One stop	L + 4.00%	(a)	6.40%	08/2021	37	37	—	32
Wood Fired Holding Corp.*	One stop	L + 5.75%	(c)	8.35%	12/2023	7,280	7,215	0.6	7,280
Wood Fired Holding Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(1)	—	—
Wood Fired Holding Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(6)	—	—
						102,626	101,802	8.5	102,445
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.*	Senior loan	L + 4.75%	(a)	7.15%	05/2021	678	677	0.1	678

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Buildings and Real Estate
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(c)	7.52%	08/2020	$5,634	$5,634	0.5%	$5,634
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(c)	7.49%	08/2020	422	421	0.1	422
Brooks Equipment Company, LLC	One stop	L + 5.00%		N/A(6)	08/2020	—	—	—	—
Jensen Hughes, Inc.	Senior loan	L + 4.25%	(c)(f)	6.58%	03/2024	944	935	0.1	944
Jensen Hughes, Inc.^	Senior loan	L + 4.25%	(c)(f)	6.59%	03/2024	428	426	0.1	428
Jensen Hughes, Inc.	Senior loan	L + 4.25%	(c)(f)	6.59%	03/2024	412	410	0.1	412
Jensen Hughes, Inc.^	Senior loan	L + 4.25%	(c)	6.58%	03/2024	131	130	—	131
MRI Software LLC*	One stop	L + 5.75%	(a)	8.16%	06/2023	18,499	18,261	1.6	18,499
MRI Software LLC^#	One stop	L + 5.75%	(a)	8.16%	06/2023	17,130	16,994	1.5	17,130
MRI Software LLC	One stop	L + 5.75%	(a)	8.16%	06/2023	6,245	6,224	0.5	6,245
MRI Software LLC*	One stop	L + 5.75%	(a)	8.16%	06/2023	3,075	3,062	0.3	3,075
MRI Software LLC^	One stop	L + 5.75%	(a)	8.16%	06/2023	1,968	1,962	0.2	1,968
MRI Software LLC	One stop	L + 5.75%	(a)	8.16%	06/2023	1,149	1,035	0.1	1,149
MRI Software LLC*	One stop	L + 5.75%	(a)	8.16%	06/2023	343	340	—	343
MRI Software LLC	One stop	L + 5.75%	(a)(c)	8.16%	06/2023	53	51	—	53
MRI Software LLC(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(27)	—	—
Paradigm DKD Group, LLC^(7)	Senior loan	P + 5.00%	(f)	10.50%	05/2020	2,110	2,110	0.1	844
Paradigm DKD Group, LLC(7)	Senior loan	P + 5.00%	(f)	10.50%	05/2020	644	640	—	258
						59,187	58,608	5.2	57,535
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	(c)	8.08%	02/2020	1,023	1,020	0.1	1,023
Flexan, LLC*	One stop	L + 5.75%	(c)	8.08%	02/2020	482	481	0.1	482
Flexan, LLC	One stop	P + 4.50%	(f)	10.00%	02/2020	18	18	—	18
Inhance Technologies Holdings LLC*	One stop	L + 5.25%	(c)	7.65%	07/2024	6,018	5,955	0.5	6,018
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(b)	7.78%	07/2024	798	781	0.1	798
Inhance Technologies Holdings LLC	One stop	P + 4.25%	(f)	9.75%	07/2024	10	9	—	10
						8,349	8,264	0.8	8,349
Diversified/Conglomerate Manufacturing
Blackbird Purchaser, Inc. ^	Senior loan	L + 4.50%	(c)	6.83%	04/2026	8,526	8,444	0.7	8,399
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)	6.83%	04/2026	557	530	0.1	515
Blackbird Purchaser, Inc.	Senior loan	P + 3.50%	(f)	9.00%	04/2024	14	13	—	13
Chase Industries, Inc.^	Senior loan	L + 4.00%	(c)(f)	6.34%	05/2025	5,363	5,284	0.5	5,363
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.33%	05/2025	929	883	0.1	929
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.38%	05/2023	99	97	—	99
Inventus Power, Inc.^	One stop	L + 6.50%	(a)	8.90%	04/2020	8,919	8,901	0.7	8,027
Inventus Power, Inc.	One stop	L + 6.50%	(a)	8.90%	04/2020	338	337	—	294
Pasternack Enterprises, Inc. and Fairview Microwave, Inc^	Senior loan	L + 4.00%	(c)(f)	6.33%	07/2025	6,632	6,602	0.6	6,632
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(6)	Senior loan	L + 4.00%		N/A(6)	07/2023	—	—	—	—
PetroChoice Holdings, Inc.*	Senior loan	L + 5.00%	(c)	7.58%	08/2022	1,600	1,575	0.1	1,597
Reladyne, Inc.*	Senior loan	L + 5.00%	(c)	7.59%	07/2022	10,616	10,545	0.9	10,616
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.59%	07/2022	2,069	2,056	0.2	2,069
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.59%	07/2022	1,465	1,453	0.1	1,465
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.59%	07/2022	1,115	1,106	0.1	1,115
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.59%	07/2022	966	960	0.1	966
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.59%	07/2022	440	437	0.1	440
Reladyne, Inc.(5)	Senior loan	L + 5.00%		N/A(6)	07/2022	—	(22)	—	—
Sunless Merger Sub, Inc.^	Senior loan	L + 5.00%	(a)(f)	7.20%	07/2019	256	255	—	256
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	(f)	9.25%	07/2019	31	31	—	31

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing - (continued)
Togetherwork Holdings, LLC*	One stop	L + 6.25%	(a)	8.65%	03/2025	$6,674	$6,592	0.6%	$6,674
Togetherwork Holdings, LLC^	One stop	L + 6.25%	(a)	8.65%	03/2025	1,705	1,691	0.1	1,705
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.65%	03/2025	1,613	1,600	0.1	1,613
Togetherwork Holdings, LLC^	One stop	L + 6.25%	(a)	8.65%	03/2025	1,502	1,489	0.1	1,502
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.65%	03/2025	1,351	1,339	0.1	1,351
Togetherwork Holdings, LLC*	One stop	L + 6.25%	(a)	8.65%	03/2025	675	666	0.1	675
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.65%	03/2025	609	604	0.1	609
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.65%	03/2024	73	71	—	73
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.65%	03/2025	56	35	—	56
Togetherwork Holdings, LLC(5)	One stop	L + 6.25%		N/A(6)	03/2025	—	(9)	—	—
						64,193	63,565	5.5	63,084
Diversified/Conglomerate Service
3ES Innovation, Inc.^(8)(11)	One stop	L + 5.75%	(c)	8.29%	05/2025	8,578	8,390	0.7	8,385
3ES Innovation, Inc.(5)(8)(11)	One stop	L + 5.75%		N/A(6)	05/2025	—	(2)	—	(2)
Accela, Inc.*	One stop	L + 6.25%	(c)	8.58%	09/2023	6,665	6,592	0.5	5,932
Accela, Inc.	One stop	L + 6.25%	(a)	8.65%	08/2019	556	555	0.1	556
Accela, Inc.	One stop	L + 6.25%	(c)	8.58%	09/2023	52	51	—	48
Agility Recovery Solutions Inc.*	One stop	L + 6.00%	(a)	8.40%	03/2023	7,018	6,954	0.6	7,018
Agility Recovery Solutions Inc.	One stop	L + 6.00%	(b)	8.53%	03/2023	62	58	—	62
Apptio, Inc. #	One stop	L + 7.25%	(a)	9.67%	01/2025	29,785	29,231	2.5	29,190
Apptio, Inc. (5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(2)	—	(2)
Arch Global CCT Holdings Corp.*	Senior loan	L + 4.75%	(a)(c)	7.15%	04/2026	1,352	1,341	0.1	1,338
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	—
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	—
Astute Holdings, Inc. #	One stop	L + 6.00%	(a)	8.42%	04/2025	6,237	6,178	0.5	6,175
Astute Holdings, Inc.	One stop	L + 6.00%	(a)	8.40%	04/2025	10	9	—	9
Astute Holdings, Inc. (5)	One stop	L + 6.00%		N/A(6)	04/2025	—	(25)	—	(26)
AutoQuotes, LLC#	One stop	L + 6.00%	(c)	8.53%	11/2024	5,252	5,204	0.4	5,252
AutoQuotes, LLC(6)	One stop	L + 6.00%		N/A(6)	11/2024	—	—	—	—
Axiom Merger Sub Inc.#	One stop	L + 5.50%	(b)(c)	7.99%	04/2026	2,582	2,557	0.2	2,556
Axiom Merger Sub Inc.^(8)(9)	One stop	E + 5.75%	(g)	5.75%	04/2026	1,076	1,065	0.1	1,070
Axiom Merger Sub Inc.(6)	One stop	L + 5.50%		N/A(6)	04/2026	—	—	—	—
Axiom Merger Sub Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(39)	—	(29)
Bazaarvoice, Inc.^*	One stop	L + 5.75%	(a)	8.15%	02/2024	23,406	23,137	2.0	23,406
Bazaarvoice, Inc.	One stop	L + 5.75%	(a)(c)	8.12%	02/2024	130	127	—	130
Calabrio, Inc. #	One stop	L + 6.50%	(c)	8.83%	06/2025	4,940	4,891	0.4	4,891
Calabrio, Inc. (5)	One stop	L + 6.50%		N/A(6)	06/2025	—	(1)	—	(1)
Caliper Software, Inc.#*	One stop	L + 6.00%	(c)(f)	8.33%	11/2025	15,133	14,945	1.3	15,133
Caliper Software, Inc.	One stop	L + 6.00%	(c)	8.33%	11/2023	100	98	—	100
Centrify Corporation*	One stop	L + 6.25%	(c)	8.58%	08/2024	12,543	12,382	1.0	12,292
Centrify Corporation	One stop	P + 5.25%	(f)	10.75%	08/2024	150	148	—	147
Clearwater Analytics, LLC*	One stop	L + 5.00%	(a)	7.40%	09/2022	7,926	7,774	0.7	7,728
Clearwater Analytics, LLC(5)	One stop	L + 5.00%		N/A(6)	09/2022	—	(2)	—	(2)
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.94% cash/0.50% PIK	05/2023	2,282	2,236	0.2	2,282
Cloudbees, Inc.	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.	One stop	L + 5.50%	(a)	7.91%	03/2024	8,529	8,446	0.7	8,529
Confluence Technologies, Inc.(5)	One stop	L + 5.50%		N/A(6)	03/2024	—	(1)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Connexin Software, Inc.#	One stop	L + 8.50%	(c)	10.83%	02/2024	$3,025	$2,990	0.3%	$3,025
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Conservice, LLC^	One stop	L + 5.25%	(c)	7.58%	12/2024	2,020	2,002	0.2	2,020
Conservice, LLC	One stop	L + 5.25%		N/A(6)	12/2024	—	—	—	—
Daxko Acquisition Corporation*	One stop	L + 4.75%	(b)	7.10%	09/2023	11,070	10,870	0.9	11,070
Daxko Acquisition Corporation(5)	One stop	L + 4.75%		N/A(6)	09/2023	—	(1)	—	—
Digital Guardian, Inc.	One stop	L + 9.50%	(c)	9.09% cash/3.00% PIK	06/2023	4,386	4,359	0.4	4,568
Digital Guardian, Inc.	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	—
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	06/2023	4	—	—	4
Digital Guardian, Inc.(5)	One stop	L + 6.50%		N/A(6)	06/2023	—	(2)	—	17
DISA Holdings Acquisition Subsidiary Corp.^*	Senior loan	L + 4.00%	(c)(f)	6.68%	06/2022	2,651	2,636	0.2	2,651
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%	(c)(f)	6.85%	06/2022	82	80	—	82
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%		N/A(6)	06/2022	—	—	—	—
DISA Holdings Acquisition Subsidiary Corp.(5)	Senior loan	L + 4.00%		N/A(6)	06/2022	—	(3)	—	—
E2open, LLC^#	One stop	L + 5.00%	(c)	7.52%	11/2024	31,168	30,745	2.6	30,856
E2open, LLC*	One stop	L + 5.00%	(c)	7.52%	11/2024	11,215	11,061	0.9	11,102
E2open, LLC(5)	One stop	L + 5.00%		N/A(6)	11/2024	—	(3)	—	(2)
EGD Security Systems, LLC*	One stop	L + 5.75%	(c)	8.34%	06/2023	15,139	15,007	1.3	14,987
EGD Security Systems, LLC	One stop	L + 5.75%	(c)	8.34%	06/2023	25	23	—	23
EGD Security Systems, LLC(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(22)	—	(22)
GS Acquisitionco, Inc.^#*	One stop	L + 5.25%	(a)	7.66%	05/2024	24,990	24,762	2.1	24,990
GS Acquisitionco, Inc.*	One stop	L + 5.25%	(a)	7.66%	05/2024	12,048	11,950	1.0	12,048
GS Acquisitionco, Inc.*	One stop	L + 5.25%	(a)	7.66%	05/2024	3,129	3,102	0.3	3,129
GS Acquisitionco, Inc.^	One stop	L + 5.25%	(a)	7.66%	05/2024	2,887	2,862	0.2	2,887
GS Acquisitionco, Inc.(5)	One stop	L + 5.00%		N/A(6)	05/2024	—	(1)	—	—
GS Acquisitionco, Inc.(5)	One stop	L + 5.25%		N/A(6)	05/2024	—	(15)	—	—
HealthcareSource HR, Inc.*	One stop	L + 5.25%	(c)	7.58%	05/2023	10,974	10,825	0.9	10,974
HealthcareSource HR, Inc.(5)	One stop	L + 5.25%		N/A(6)	05/2023	—	(2)	—	—
Hydraulic Authority III Limited(8)(9)(10)	One stop	L + 6.00%	(h)(j)	7.00%	11/2025	6,701	6,639	0.6	6,658
Hydraulic Authority III Limited(8)(9)(10)	One stop	N/A		11.00% PIK	11/2028	96	96	—	96
Hydraulic Authority III Limited(8)(9)(10)	One stop	L + 6.00%	(h)	7.00%	11/2025	8	8	—	8
ICIMS, Inc.	One stop	L + 6.50%	(a)	8.90%	09/2024	6,183	6,076	0.5	6,183
ICIMS, Inc.#	One stop	L + 6.50%	(a)	8.91%	06/2025	2,501	2,476	0.2	2,501
ICIMS, Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	—
III US Holdings, LLC	One stop	L + 6.00%		N/A(6)	09/2022	—	—	—	—
Imprivata, Inc.^*	Senior loan	L + 4.00%	(c)	6.33%	10/2023	10,325	10,195	0.9	10,325
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(2)	—	—
Infogix, Inc.*	One stop	L + 6.00%	(c)	8.33%	04/2024	3,965	3,949	0.3	3,965
Infogix, Inc.^	One stop	L + 6.00%	(c)	8.33%	04/2024	611	603	0.1	611
Infogix, Inc.	One stop	L + 6.00%	(c)	8.15%	04/2024	14	13	—	14
Integral Ad Science, Inc.	One stop	L + 7.25%	(a)	8.41% cash/1.25% PIK	07/2024	5,794	5,697	0.5	5,794
Integral Ad Science, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(1)	—	(2)
Integration Appliance, Inc.#	One stop	L + 7.25%	(a)	9.69%	08/2023	30,574	30,333	2.6	30,268
Integration Appliance, Inc.	One stop	L + 7.25%		N/A(6)	08/2023	—	—	—	—
Internet Truckstop Group LLC#	One stop	L + 5.50%	(a)	7.91%	04/2025	17,998	17,567	1.5	17,998
Internet Truckstop Group LLC(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(3)	—	—
Invoice Cloud, Inc.#	One stop	L + 6.50%	(c)	5.79% cash/3.25% PIK	02/2024	2,380	2,359	0.2	2,380
Invoice Cloud, Inc.	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	—
Invoice Cloud, Inc.(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	(18)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
JAMF Holdings, Inc.	One stop	L + 7.00%	(c)	9.53%	11/2022	$6,683	$6,561	0.6%	$6,683
JAMF Holdings, Inc.	One stop	L + 7.00%	(a)	9.41%	11/2022	34	33	—	34
Kareo, Inc.	One stop	L + 9.00%	(a)	11.40%	06/2022	5,755	5,599	0.5	5,796
Kareo, Inc.#	One stop	L + 9.00%	(a)	11.40%	06/2022	527	522	0.1	531
Kareo, Inc.	One stop	L + 9.00%	(a)	11.40%	06/2022	421	418	0.1	424
Kareo, Inc.	One stop	L + 9.00%		N/A(6)	06/2022	—	—	—	—
Kaseya Traverse Inc#	One stop	L + 6.50%	(a)	7.94% cash/1.00% PIK	05/2025	28,306	27,756	2.4	27,740
Kaseya Traverse Inc(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(2)	—	(2)
Kaseya Traverse Inc(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(36)	—	(37)
Keais Records Service, LLC^#	One stop	L + 4.50%	(a)	6.90%	10/2024	9,353	9,290	0.8	9,353
Keais Records Service, LLC(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(1)	—	—
Keais Records Service, LLC(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(4)	—	—
Learn-it Systems, LLC#	Senior loan	L + 4.50%	(c)	6.90%	03/2025	1,695	1,670	0.1	1,695
Learn-it Systems, LLC	Senior loan	L + 4.50%	(a)(c)	6.90%	03/2025	10	10	—	10
Learn-it Systems, LLC(5)	Senior loan	L + 4.50%		N/A(6)	03/2025	—	(18)	—	—
Litera Bidco LLC^	One stop	L + 5.75%	(d)	7.95%	05/2026	1,076	1,063	0.1	1,076
Litera Bidco LLC	One stop	L + 5.75%		N/A(6)	05/2026	—	—	—	—
Litera Bidco LLC	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
Litera Bidco LLC(5)	One stop	L + 5.75%		N/A(6)	05/2026	—	(8)	—	—
Maverick Bidco Inc.^#*	One stop	L + 6.25%	(c)	8.58%	04/2023	22,638	22,341	1.9	22,185
Maverick Bidco Inc.*	One stop	L + 6.25%	(c)	8.58%	04/2023	3,058	3,058	0.3	2,996
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	8.83%	04/2023	33	32	—	32
MetricStream, Inc.#	One stop	L + 7.00%	(c)	9.34%	05/2024	4,356	4,195	0.4	4,226
MetricStream, Inc.	One stop	L + 7.00%		N/A(6)	05/2024	—	—	—	—
MetricStream, Inc.(5)	One stop	L + 7.00%		N/A(6)	04/2024	—	(9)	—	3
Mindbody, Inc.#	One stop	L + 7.00%	(a)	9.39%	02/2025	25,742	25,501	2.2	25,742
Mindbody, Inc.(5)	One stop	L + 7.00%		N/A(6)	02/2025	—	(1)	—	—
Ministry Brands, LLC^	Senior loan	L + 4.00%	(c)	6.33%	12/2022	604	602	0.1	604
Ministry Brands, LLC	Senior loan	L + 4.00%	(c)	6.33%	12/2022	354	352	—	354
Ministry Brands, LLC^	Senior loan	L + 4.00%	(c)	6.33%	12/2022	346	344	—	346
MMan Acquisition Co.^	One stop	L + 3.00%	(c)	5.58%	08/2023	12,551	12,423	0.9	10,041
Namely, Inc.#	One stop	L + 7.50%	(c)	8.56% cash/1.25% PIK	06/2024	1,834	1,805	0.2	1,810
Namely, Inc.	One stop	L + 6.25%		N/A(6)	06/2024	—	—	—	—
Namely, Inc.(5)	One stop	L + 6.25%		N/A(6)	06/2024	—	(16)	—	(16)
Net Health Acquisition Corp.*	One stop	L + 5.50%	(c)	7.83%	12/2023	4,836	4,800	0.4	4,836
Net Health Acquisition Corp.*	One stop	L + 5.50%	(c)	7.83%	12/2023	675	670	0.1	675
Net Health Acquisition Corp.	One stop	L + 5.50%		N/A(6)	12/2023	—	—	—	—
Netsmart Technologies, Inc.(5)	Senior loan	P + 3.75%	(f)	9.25%	04/2021	2	(1)	—	1
Nextech Holdings, LLC^	One stop	L + 5.50%	(c)	7.90%	06/2025	2,652	2,626	0.2	2,626
Nextech Holdings, LLC	One stop	L + 5.50%	(c)	7.90%	06/2025	50	47	—	47
Nextech Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(20)	—	(20)
Nexus Brands Group, Inc.^(8)(9)	One stop	L + 6.00%	(i)	7.00%	11/2023	4,095	4,059	0.3	4,083
Nexus Brands Group, Inc.*	One stop	L + 6.00%	(c)	8.43%	11/2023	3,792	3,757	0.3	3,792
Nexus Brands Group, Inc.*	One stop	L + 6.00%	(c)	8.33%	11/2023	1,887	1,880	0.2	1,887

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Nexus Brands Group, Inc.*	One stop	L + 6.00%	(c)	8.33%	11/2023	$1,366	$1,361	0.1%	$1,366
Nexus Brands Group, Inc.	One stop	L + 6.00%	(a)(c)	8.42%	11/2023	40	39	—	40
Nexus Brands Group, Inc.(8)(9)	One stop	L + 6.00%		N/A(6)	11/2023	—	—	—	—
Nexus Brands Group, Inc.(5)(8)(9)	One stop	L + 6.00%		N/A(6)	11/2023	—	(10)	—	—
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(16)	—	—
Personify, Inc.^	One stop	L + 5.75%	(c)	8.08%	09/2024	8,376	8,303	0.7	8,376
Personify, Inc.	One stop	L + 5.75%	(c)	8.06%	09/2024	20	19	—	20
PlanSource Holdings, Inc. #	One stop	L + 6.25%	(d)	8.81%	04/2025	4,976	4,927	0.4	4,926
PlanSource Holdings, Inc. (5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	(1)
Project Power Buyer, LLC^	One stop	L + 5.75%	(c)	8.28%	05/2026	6,717	6,634	0.6	6,649
Project Power Buyer, LLC(5)	One stop	L + 5.75%		N/A(6)	05/2025	—	(1)	—	(1)
Property Brands, Inc.*	One stop	L + 6.00%	(a)	8.40%	01/2024	9,310	9,221	0.8	9,310
Property Brands, Inc.*	One stop	L + 6.00%	(a)	8.40%	01/2024	3,696	3,662	0.3	3,696
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.40%	01/2024	3,067	3,044	0.3	3,067
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.40%	01/2024	1,301	1,289	0.1	1,301
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.40%	01/2024	1,124	1,115	0.1	1,124
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.40%	01/2024	1,101	1,091	0.1	1,101
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.40%	01/2024	458	454	0.1	458
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(8)	—	—
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(37)	—	—
Qgenda Intermediate Holdings, LLC^	One stop	L + 4.75%	(a)	7.15%	06/2025	4,900	4,851	0.4	4,851
Qgenda Intermediate Holdings, LLC(5)	One stop	L + 4.75%		N/A(6)	06/2025	—	(1)	—	(1)
RegEd Aquireco, LLC^	Senior loan	L + 4.25%	(a)	6.65%	12/2024	2,812	2,786	0.2	2,812
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(1)	—	—
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(72)	—	—
Saba Software, Inc.^#*	Senior loan	L + 4.50%	(c)	6.83%	05/2023	27,929	27,613	2.4	27,929
Saba Software, Inc.^	Senior loan	L + 4.50%	(c)	6.83%	05/2023	4,148	4,111	0.4	4,148
Saba Software, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	05/2023	—	(2)	—	—
Telesoft, LLC*	One stop	L + 5.00%	(c)	7.59%	07/2022	4,446	4,413	0.4	4,446
Telesoft, LLC	One stop	L + 5.00%		N/A(6)	07/2022	—	—	—	—
TI Intermediate Holdings, LLC^	Senior loan	L + 4.50%	(a)(f)	6.91%	12/2024	1,899	1,882	0.2	1,899
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	6.90%	12/2024	4	3	—	4
Transaction Data Systems, Inc.^#*	One stop	L + 5.25%	(a)	7.66%	06/2021	45,787	45,648	3.9	45,787
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.66%	06/2021	70	70	—	70
Trintech, Inc.*	One stop	L + 6.50%	(c)	9.09%	12/2023	11,894	11,781	1.0	11,894

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Trintech, Inc.#*	One stop	L + 6.50%	(c)	9.09%	12/2023	$6,020	$5,963	0.5%	$6,020
Trintech, Inc.	One stop	L + 6.50%	(c)	9.04%	12/2023	60	59	—	60
True Commerce, Inc.^*	One stop	L + 5.75%	(c)	8.08%	11/2023	8,921	8,838	0.8	8,921
True Commerce, Inc.^(8)(9)	One stop	L + 5.75%	(i)	8.08%	11/2023	2,769	2,744	0.2	2,664
True Commerce, Inc.(8)	One stop	L + 5.75%	(c)	8.08%	11/2023	921	913	0.1	921
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
Upserve, Inc.	One stop	L + 5.50%	(a)	7.90%	07/2023	2,172	2,159	0.2	2,172
Upserve, Inc.	One stop	L + 5.50%	(a)	7.90%	07/2023	1,351	1,343	0.1	1,351
Upserve, Inc.	One stop	L + 5.50%		N/A(6)	07/2023	—	—	—	—
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)(13)	One stop	L + 7.25%	(i)	5.31% cash/2.75% PIK	05/2024	4,120	4,080	0.3	3,961
Vector CS Midco Limited & Cloudsense Ltd.(5)(8)(9)(10)	One stop	L + 4.50%		N/A(6)	05/2024	—	(1)	—	(1)
Velocity Technology Solutions, Inc.*	One stop	L + 6.00%	(c)	8.33%	12/2023	10,346	10,210	0.9	10,346
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
Vendavo, Inc.	One stop	L + 8.50%	(c)	10.83%	10/2022	6,953	6,876	0.6	6,953
Vendavo, Inc.	One stop	P + 7.25%	(f)	12.75%	10/2022	80	76	—	80
Verisys Corporation*	One stop	L + 7.75%	(c)	10.08%	01/2023	4,720	4,678	0.4	4,720
Verisys Corporation	One stop	L + 7.75%	(c)	10.15%	01/2023	20	19	—	20
Workforce Software, LLC	One stop	L + 6.50%	(c)	9.08%	06/2021	24,823	24,718	2.1	25,078
Workforce Software, LLC	One stop	L + 6.50%	(c)	9.02%	06/2021	2,454	2,437	0.2	2,454
Workforce Software, LLC	One stop	L + 6.50%		N/A(6)	06/2021	—	—	—	1
						730,863	722,084	61.8	723,920
Ecological
Pace Analytical Services, LLC#*	One stop	L + 5.50%	(a)	7.90%	09/2022	14,951	14,776	1.3	14,951
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.90%	09/2022	1,514	1,504	0.1	1,514
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	7.90%	09/2022	1,390	1,374	0.1	1,390
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	7.90%	09/2022	1,121	1,111	0.1	1,121
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	7.90%	09/2022	827	819	0.1	827
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.90%	09/2022	513	510	0.1	513
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	7.90%	09/2022	343	339	—	343
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.90%	09/2022	30	28	—	30
Pace Analytical Services, LLC(5)	One stop	L + 5.50%		N/A(6)	09/2022	—	(9)	—	—
Pace Analytical Services, LLC(5)	One stop	L + 5.50%		N/A(6)	09/2022	—	(16)	—	—
WRE Holding Corp.*	Senior loan	L + 5.00%	(a)	7.44%	01/2023	1,302	1,293	0.1	1,302
WRE Holding Corp.	Senior loan	L + 5.00%	(a)	7.44%	01/2023	909	902	0.1	909
WRE Holding Corp.	Senior loan	L + 5.00%	(a)	7.44%	01/2023	253	252	—	253
WRE Holding Corp.	Senior loan	L + 5.00%	(a)(f)	7.44%	01/2023	18	18	—	18
						23,171	22,901	2.0	23,171

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics
Appriss Holdings, Inc.^	One stop	L + 5.50%	(c)	7.83%	06/2026	$19,599	$19,212	1.7%	$19,403
Appriss Holdings, Inc.(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(4)	—	(2)
Compusearch Software Holdings, Inc.*	Senior loan	L + 4.25%	(c)	6.58%	05/2021	972	971	0.1	972
Diligent Corporation^#*	One stop	L + 5.50%	(c)	7.83%	04/2022	31,143	30,676	2.7	31,143
Diligent Corporation*	One stop	L + 5.50%	(c)	7.83%	04/2022	8,735	8,639	0.7	8,735
Diligent Corporation*	One stop	L + 5.50%	(c)	7.83%	04/2022	7,728	7,649	0.7	7,728
Diligent Corporation	One stop	L + 5.50%	(d)	8.35%	04/2022	436	431	—	436
Diligent Corporation	One stop	L + 5.50%	(c)(d)	8.14%	04/2022	113	111	—	113
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(25)	—	—
Episerver, Inc.#(8)(9)	One stop	L + 6.00%	(a)	6.00%	10/2024	11,351	11,203	1.0	11,234
Episerver, Inc.*	One stop	L + 5.75%	(a)	8.15%	10/2024	6,580	6,504	0.6	6,580
Episerver, Inc.(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(2)	—	—
Gamma Technologies, LLC#*	One stop	L + 5.25%	(a)	7.65%	06/2024	12,180	12,096	1.0	12,180
Gamma Technologies, LLC(5)	One stop	L + 5.25%		N/A(6)	06/2024	—	(1)	—	—
SEI, Inc.*	Senior loan	L + 4.75%	(a)	7.15%	07/2023	5,938	5,891	0.5	5,938
Silver Peak Systems, Inc. #	One stop	L + 7.00%	(a)	9.39%	04/2024	2,117	2,088	0.2	2,127
Silver Peak Systems, Inc.	One stop	L + 7.00%		N/A(6)	04/2024	—	—	—	—
Sloan Company, Inc., The^	One stop	L + 8.50%	(c)	10.83%	04/2020	3,203	3,192	0.2	1,922
Sloan Company, Inc., The	One stop	L + 8.50%	(c)	10.83%	04/2020	216	216	—	129
Sloan Company, Inc., The	One stop	L + 8.50%	(c)	10.83%	04/2020	65	63	—	65
Sloan Company, Inc., The	One stop	L + 8.50%	(c)	10.83%	04/2020	52	52	—	31
Sovos Compliance^	One stop	L + 4.75%	(a)	7.15%	04/2024	16,282	15,968	1.4	15,956
Sovos Compliance#	Second lien	N/A		12.00% PIK	04/2025	7,118	6,948	0.6	6,940
Sovos Compliance	Second lien	N/A		12.00% PIK	04/2025	926	902	0.1	915
Sovos Compliance	One stop	L + 4.75%	(a)	7.15%	04/2024	612	583	0.1	605
Sovos Compliance(5)	One stop	L + 4.75%		N/A(6)	04/2024	—	(2)	—	(2)
						135,366	133,361	11.6	133,148
Finance
Institutional Shareholder Services#	Senior loan	L + 4.50%	(c)	6.83%	03/2026	14,225	14,089	1.2	14,118
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)	6.83%	03/2024	30	28	—	27
						14,255	14,117	1.2	14,145
Grocery
Teasdale Quality Foods, Inc.*	Senior loan	L + 5.75%	(c)	8.34%	10/2020	106	105	—	97
Teasdale Quality Foods, Inc.^	Senior loan	L + 5.75%	(c)	8.34%	10/2020	71	70	—	65
						177	175	—	162
Healthcare, Education and Childcare
Active Day, Inc.*	One stop	L + 6.50%	(c)	8.83%	12/2021	11,320	11,214	1.0	11,320
Active Day, Inc.*	One stop	L + 6.50%	(c)	8.83%	12/2021	874	868	0.1	874
Active Day, Inc.*	One stop	L + 6.50%	(c)	8.83%	12/2021	563	560	0.1	563
Active Day, Inc.*	One stop	L + 6.50%	(c)	8.83%	12/2021	389	387	—	389
Active Day, Inc.	One stop	L + 6.50%	(c)(f)	8.83%	12/2021	33	32	—	33
Active Day, Inc.(5)	One stop	L + 6.50%		N/A(6)	12/2021	—	(17)	—	—
Acuity Eyecare Holdings, LLC*	One stop	L + 6.25%	(c)	8.79%	03/2023	3,426	3,393	0.3	3,426
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	8.79%	03/2023	3,183	3,155	0.3	3,183
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	8.64%	03/2023	1,266	1,238	0.1	1,266
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%		N/A(6)	03/2023	—	—	—	—
Acuity Eyecare Holdings, LLC(5)	One stop	L + 6.25%		N/A(6)	03/2023	—	(65)	—	—
ADCS Clinics Intermediate Holdings, LLC^#*	One stop	L + 5.75%	(c)	8.08%	05/2022	21,516	21,272	1.8	21,516
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(c)	8.08%	05/2022	106	106	—	106
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(c)	8.08%	05/2022	82	82	—	82

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(c)	8.12%	05/2022	$37	$36	—%	$37
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(c)	8.08%	05/2022	31	31	—	31
Advanced Pain Management Holdings, Inc.^(7)	Senior loan	L + 5.00%	(c)	7.33%	12/2019	5,261	5,261	0.2	2,631
Advanced Pain Management Holdings, Inc.^(7)	Senior loan	L + 5.00%	(c)	7.33%	12/2019	360	360	—	180
Advanced Pain Management Holdings, Inc.(5)(7)	Senior loan	L + 5.00%	(c)	7.33%	12/2019	164	164	—	(181)
Advanced Pain Management Holdings, Inc.(7)	Senior loan	L + 8.50%	(c)	10.83%	12/2019	1,823	33	—	3
Agilitas USA, Inc.*	One stop	L + 5.00%	(c)	7.59%	04/2022	1,941	1,930	0.2	1,941
Agilitas USA, Inc.	One stop	L + 5.00%	(c)	7.59%	04/2022	10	10	—	10
Apothecary Products, LLC^*	Senior loan	L + 4.50%	(c)	7.35%	07/2023	3,241	3,204	0.3	3,241
Apothecary Products, LLC(5)	Senior loan	L + 4.50%		N/A(6)	07/2023	—	(6)	—	—
Aris Teleradiology Company, LLC^(7)	Senior loan	L + 5.50%	(c)	7.82%	03/2021	2,500	2,486	0.1	678
Aris Teleradiology Company, LLC(7)	Senior loan	L + 5.50%	(a)(c)	8.22%	03/2021	445	445	—	60
Aspen Medical Products, LLC^	One stop	L + 5.25%	(c)	7.70%	06/2025	2,302	2,279	0.2	2,279
Aspen Medical Products, LLC	One stop	L + 5.25%		N/A(6)	06/2025	—	—	—	—
BIO18 Borrower, LLC#	One stop	L + 5.25%	(b)	7.74%	11/2024	4,010	3,965	0.3	4,010
BIO18 Borrower, LLC	One stop	L + 5.25%	(b)	7.74%	11/2024	33	32	—	33
BIO18 Borrower, LLC(5)	One stop	L + 5.25%		N/A(6)	11/2024	—	(51)	—	—
BIOVT, LLC*	One stop	L + 5.75%	(a)	8.15%	01/2021	16,230	16,140	1.4	16,230
BIOVT, LLC*	One stop	L + 5.75%	(a)	8.15%	01/2021	1,939	1,926	0.2	1,939
BIOVT, LLC(5)	One stop	L + 5.75%		N/A(6)	01/2021	—	(1)	—	—
BIOVT, LLC(5)	One stop	L + 5.75%		N/A(6)	01/2021	—	(19)	—	—
CLP Healthcare Services, Inc.*	Senior loan	L + 5.25%	(a)	7.65%	12/2020	920	915	0.1	920
CRH Healthcare Purchaser, Inc.^	Senior loan	L + 4.50%	(c)	6.83%	12/2024	5,822	5,769	0.5	5,822
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(35)	—	—
DCA Investment Holding, LLC^#*	One stop	L + 5.25%	(c)	7.58%	07/2021	14,341	14,277	1.2	14,341
DCA Investment Holding, LLC^*	One stop	L + 5.25%	(c)	7.58%	07/2021	13,381	13,301	1.1	13,381
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.58%	07/2021	5,995	5,944	0.5	5,995
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.58%	07/2021	3,500	3,465	0.3	3,500
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.58%	07/2021	2,396	2,372	0.2	2,396
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.58%	07/2021	2,241	2,189	0.2	2,241
DCA Investment Holding, LLC	One stop	P + 4.25%	(f)	9.75%	07/2021	236	229	—	236
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.58%	07/2021	150	149	—	150
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.58%	07/2021	47	46	—	47
Deca Dental Management LLC*	One stop	L + 5.50%	(c)	7.83%	12/2021	7,385	7,315	0.6	7,385
Deca Dental Management LLC*	One stop	L + 5.50%	(a)(c)	7.86%	12/2021	899	892	0.1	899
Deca Dental Management LLC^	One stop	L + 5.50%	(c)	7.83%	12/2021	647	642	0.1	647
Deca Dental Management LLC	One stop	L + 5.50%	(c)	8.00%	12/2021	484	473	—	484
Deca Dental Management LLC	One stop	L + 5.50%	(a)	7.90%	12/2021	8	7	—	8
Dental Holdings Corporation*	One stop	L + 6.00%	(b)	8.35%	02/2020	3,161	3,152	0.3	3,161
Dental Holdings Corporation	One stop	L + 6.00%	(b)	8.35%	02/2020	504	502	—	504
Dental Holdings Corporation	One stop	L + 6.00%	(b)	8.35%	02/2020	255	254	—	255
Elite Dental Partners LLC*	One stop	L + 5.25%	(a)	7.65%	06/2023	1,999	1,975	0.2	1,999
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.65%	06/2023	1,752	1,738	0.1	1,752
Elite Dental Partners LLC*	One stop	L + 5.25%	(a)	7.65%	06/2023	1,642	1,629	0.1	1,642
Elite Dental Partners LLC^	One stop	L + 5.25%	(a)	7.65%	06/2023	1,566	1,553	0.1	1,566
Elite Dental Partners LLC*	One stop	L + 5.25%	(a)	7.65%	06/2023	1,502	1,490	0.1	1,502
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.65%	06/2023	100	99	—	100
Elite Dental Partners LLC(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(111)	—	—
ERG Buyer, LLC*	One stop	L + 5.50%	(c)	7.83%	05/2024	6,294	6,218	0.5	6,106
See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	$—	$(2)	—%	$(4)
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(127)	—	(311)
eSolutions, Inc.^#*	One stop	L + 6.50%	(a)	8.90%	03/2022	34,177	33,942	2.9	33,836
eSolutions, Inc.(5)	One stop	L + 6.50%		N/A(6)	03/2022	—	(1)	—	(1)
Excelligence Learning Corporation*	One stop	L + 6.00%	(a)	8.40%	04/2023	5,813	5,795	0.4	5,115
Eyecare Services Partners Holdings LLC^	One stop	L + 6.25%	(c)	8.58%	05/2023	10,309	10,191	0.9	10,103
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.58%	05/2023	7,400	7,284	0.6	7,252
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.58%	05/2023	6,629	6,630	0.6	6,496
Eyecare Services Partners Holdings LLC^	One stop	L + 6.25%	(c)	8.58%	05/2023	2,213	2,213	0.2	2,169
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.58%	05/2023	1,431	1,431	0.1	1,402
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.58%	05/2023	1,074	1,074	0.1	1,053
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.58%	05/2023	946	946	0.1	927
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.69%	05/2023	1,033	885	0.1	1,023
Eyecare Services Partners Holdings LLC^	One stop	L + 6.25%	(c)	8.58%	05/2023	611	490	0.1	599
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.83%	05/2023	160	158	—	156
G & H Wire Company, Inc.*	One stop	L + 5.75%	(a)	8.15%	09/2023	1,014	1,006	0.1	1,014
G & H Wire Company, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2022	—	(1)	—	—
Immucor, Inc.^	Senior loan	L + 5.00%	(c)	7.33%	06/2021	2,019	2,003	0.2	2,016
Katena Holdings, Inc.*	One stop	L + 5.50%	(c)	7.83%	06/2021	4,440	4,418	0.4	4,440
Katena Holdings, Inc.*	One stop	L + 5.50%	(c)	7.83%	06/2021	433	431	—	433
Katena Holdings, Inc.*	One stop	L + 5.50%	(c)	7.83%	06/2021	299	296	—	299
Katena Holdings, Inc.	One stop	P + 4.50%	(f)	10.00%	06/2021	25	25	—	25
Krueger-Gilbert Health Physics, LLC#	One stop	L + 4.75%	(a)	7.17%	05/2025	130	129	—	129
Krueger-Gilbert Health Physics, LLC	One stop	L + 4.75%		N/A(6)	05/2025	—	—	—	—
Krueger-Gilbert Health Physics, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2025	—	(37)	—	(38)
Lombart Brothers, Inc.^*	One stop	L + 6.25%	(c)	8.58%	04/2023	12,623	12,460	1.1	12,623
Lombart Brothers, Inc.*(8)(9)	One stop	L + 6.25%	(c)	8.58%	04/2023	1,523	1,499	0.1	1,523
Lombart Brothers, Inc.	One stop	P + 5.00%	(f)	10.50%	04/2023	62	60	—	62
Lombart Brothers, Inc.(8)(9)	One stop	P + 5.00%	(f)	10.50%	04/2023	9	9	—	9
MD Now Holdings, Inc.^#	One stop	L + 5.00%	(c)	7.33%	08/2024	7,017	6,957	0.6	7,017
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(17)	—	—
MWD Management, LLC & MWD Services, Inc.*	One stop	L + 5.25%	(c)	7.58%	06/2023	4,348	4,348	0.4	4,174
MWD Management, LLC & MWD Services, Inc.*	One stop	L + 5.25%	(c)	7.58%	06/2023	1,285	1,274	0.1	1,234
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2022	—	(1)	—	(3)
Oliver Street Dermatology Holdings, LLC#*	One stop	L + 6.25%	(c)	7.58% cash/1.00% PIK	05/2022	9,093	9,001	0.7	7,729
Oliver Street Dermatology Holdings, LLC*	One stop	L + 7.25%	(c)	8.58% cash/1.00% PIK	05/2022	1,967	1,952	0.1	1,672
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	7.58% cash/1.00% PIK	05/2022	1,411	1,399	0.1	1,199
Oliver Street Dermatology Holdings, LLC^	One stop	L + 7.25%	(c)	8.58% cash/1.00% PIK	05/2022	1,246	1,238	0.1	1,059
Oliver Street Dermatology Holdings, LLC#	One stop	L + 6.25%	(c)	7.58% cash/1.00% PIK	05/2022	1,088	1,080	0.1	925
Oliver Street Dermatology Holdings, LLC^	One stop	L + 7.25%	(c)	8.58% cash/1.00% PIK	05/2022	1,085	1,078	0.1	922
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	7.58% cash/1.00% PIK	05/2022	845	839	0.1	718
Oliver Street Dermatology Holdings, LLC^	One stop	L + 7.25%	(c)	8.58% cash/1.00% PIK	05/2022	732	728	0.1	623
Oliver Street Dermatology Holdings, LLC^	One stop	L + 7.25%	(c)	8.58% cash/1.00% PIK	05/2022	452	449	—	384
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.25%	(c)(f)	7.58% cash/1.00% PIK	05/2022	142	141	—	121
Oliver Street Dermatology Holdings, LLC*	One stop	L + 7.25%	(c)	8.58% cash/1.00% PIK	05/2022	48	47	—	40
Oliver Street Dermatology Holdings, LLC*	One stop	L + 7.25%	(c)	8.58% cash/1.00% PIK	05/2022	43	43	—	37
Oliver Street Dermatology Holdings, LLC*	One stop	L + 7.25%	(c)	8.58% cash/1.00% PIK	05/2022	34	33	—	29

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Oliver Street Dermatology Holdings, LLC*	One stop	L + 7.25%	(c)	8.58% cash/1.00% PIK	05/2022	$31	$31	—%	$26
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	9.15%	11/2023	2,816	2,787	0.2	2,816
ONsite Mammography, LLC	One stop	L + 6.75%	(a)(d)	9.21%	11/2023	814	802	0.1	814
ONsite Mammography, LLC	One stop	L + 6.75%	(a)(d)	9.38%	11/2023	8	7	—	8
Pinnacle Treatment Centers, Inc.*	One stop	L + 5.75%	(c)	8.33%	08/2021	9,576	9,494	0.8	9,576
Pinnacle Treatment Centers, Inc.^	One stop	L + 5.75%	(c)	8.33%	08/2021	355	352	—	355
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.33%	08/2021	316	304	—	316
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.33%	08/2021	95	94	—	95
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.33%	08/2021	54	54	—	54
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.33%	08/2021	33	32	—	33
PPT Management Holdings, LLC^	One stop	L + 7.50%	(a)	5.94% cash/4.00% PIK	12/2022	12,968	12,816	0.9	11,003
PPT Management Holdings, LLC	One stop	L + 7.50%	(a)	5.94% cash/4.00% PIK	12/2022	149	149	—	127
PPT Management Holdings, LLC	One stop	L + 7.50%	(a)	5.94% cash/4.00% PIK	12/2022	88	88	—	75
PPT Management Holdings, LLC	One stop	L + 7.50%	(a)	5.94% cash/4.00% PIK	12/2022	43	36	—	36
PPT Management Holdings, LLC(5)	One stop	L + 7.50%	(a)	5.94% cash/4.00% PIK	12/2022	8	5	—	(23)
Pyramid Healthcare, Inc.^	One stop	L + 6.50%	(b)(c)	8.83%	08/2020	324	322	—	324
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	9.01%	08/2020	262	261	—	262
Pyramid Healthcare, Inc.(5)	One stop	L + 6.50%		N/A(6)	08/2020	—	(1)	—	—
Riverchase MSO, LLC*	Senior loan	L + 5.75%	(c)	8.08%	10/2022	4,853	4,812	0.4	4,853
Riverchase MSO, LLC	Senior loan	L + 5.75%	(a)	8.15%	10/2022	10	10	—	10
RXH Buyer Corporation#*	One stop	L + 5.75%	(c)	8.08%	09/2021	10,935	10,854	0.9	10,935
RXH Buyer Corporation*	One stop	L + 5.75%	(c)	8.08%	09/2021	1,237	1,234	0.1	1,237
RXH Buyer Corporation	One stop	L + 5.75%	(c)(f)	9.14%	09/2021	79	77	—	79
SLMP, LLC*	One stop	L + 6.00%	(a)	8.40%	05/2023	5,533	5,474	0.5	5,533
SLMP, LLC*	One stop	L + 6.00%	(a)	8.40%	05/2023	4,647	4,599	0.4	4,647
SLMP, LLC	Subordinated debt	N/A		7.50% PIK	05/2027	126	126	—	126
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(8)	—	—
Spear Education, LLC*	One stop	L + 5.75%	(c)	8.35%	08/2019	3,441	3,440	0.3	3,441
Spear Education, LLC	One stop	L + 5.75%	(c)	8.35%	08/2019	177	177	—	177
Spear Education, LLC	One stop	L + 5.75%		N/A(6)	08/2019	—	—	—	—
Summit Behavioral Healthcare, LLC*	Senior loan	L + 4.75%	(d)	7.44%	10/2023	2,383	2,365	0.2	2,383
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(d)	7.43%	10/2023	117	111	—	117
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)(d)	7.39%	10/2023	40	40	—	40
WHCG Management, LLC*	Senior loan	L + 5.00%	(c)	7.33%	03/2023	3,920	3,889	0.3	3,685
WHCG Management, LLC	Senior loan	L + 5.00%	(c)	7.43%	03/2023	100	99	—	94
WHCG Management, LLC(5)	Senior loan	L + 5.00%		N/A(6)	03/2023	—	(17)	—	—
WIRB-Copernicus Group, Inc.*	Senior loan	L + 4.25%	(c)	6.58%	08/2022	11,546	11,490	1.0	11,546
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(1)	—	—
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(14)	—	—
						362,605	357,082	29.5	347,949
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC^	Senior loan	L + 4.50%	(c)	6.83%	02/2022	546	545	0.1	546
CST Buyer Company	One stop	L + 5.00%	(a)	7.40%	03/2023	2,990	2,932	0.3	2,990
CST Buyer Company	One stop	L + 5.00%		N/A(6)	03/2023	—	—	—	—
Plano Molding Company, LLC^	One stop	L + 7.00%	(a)	9.40%	05/2021	4,813	4,779	0.4	4,621
						8,349	8,256	0.8	8,157

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Captive Resources Midco, LLC^*	One stop	L + 6.00%	(c)	8.20%	05/2025	$19,080	$18,732	1.6%	$18,842
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2025	—	(6)	—	(4)
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2025	—	(20)	—	(16)
Integrity Marketing Acquisition, LLC^	Senior loan	L + 4.25%	(c)(f)	6.58%	11/2025	1,518	1,511	0.1	1,518
Integrity Marketing Acquisition, LLC	Senior loan	L + 4.25%	(c)(f)	6.58%	11/2025	363	361	—	363
Internet Pipeline, Inc.*	One stop	L + 4.75%	(a)	7.16%	08/2022	10,171	10,059	0.9	10,171
Internet Pipeline, Inc.*	One stop	L + 4.75%	(a)	7.16%	08/2022	4,372	4,337	0.4	4,372
Internet Pipeline, Inc.^(8)(9)	One stop	L + 4.75%	(h)	7.16%	08/2022	3,487	3,450	0.3	3,308
Internet Pipeline, Inc.*	One stop	L + 4.75%	(a)	7.16%	08/2022	1,655	1,641	0.1	1,655
Internet Pipeline, Inc.	One stop	L + 4.75%		N/A(6)	08/2021	—	—	—	—
Orchid Underwriters Agency, LLC^	Senior loan	L + 4.50%	(c)	6.70%	12/2024	1,862	1,845	0.2	1,862
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Orchid Underwriters Agency, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(8)	—	—
RSC Acquisition, Inc.^*	Senior loan	L + 4.25%	(b)	6.60%	11/2022	30,940	30,818	2.6	30,940
RSC Acquisition, Inc.	Senior loan	L + 4.25%		N/A(6)	11/2021	—	—	—	—
RSC Acquisition, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(2)	—	—
RSC Acquisition, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(19)	—	—
						73,448	72,699	6.2	73,011
Leisure, Amusement, Motion Pictures, Entertainment
EOS Fitness Opco Holdings, LLC^	One stop	L + 4.75%	(c)	7.08%	01/2025	4,013	3,977	0.3	4,013
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(c)	7.06%	01/2025	155	141	—	155
EOS Fitness Opco Holdings, LLC	One stop	P + 3.75%	(f)	9.25%	01/2025	6	5	—	6
PADI Holdco, Inc.^(8)(9)	One stop	E + 5.75%	(g)	5.75%	04/2023	12,323	12,323	1.0	11,727
PADI Holdco, Inc.*	One stop	L + 5.75%	(c)	8.08%	04/2023	12,453	12,320	1.1	12,453
PADI Holdco, Inc.	One stop	L + 5.75%	(a)(c)	8.13%	04/2022	91	90	—	91
Self Esteem Brands, LLC#*	Senior loan	L + 4.25%	(a)	6.65%	02/2022	14,652	14,559	1.3	14,652
Sunshine Sub, LLC*	One stop	L + 4.75%	(a)	7.15%	05/2024	5,427	5,338	0.5	5,427
Sunshine Sub, LLC*	One stop	L + 4.75%	(a)	7.15%	05/2024	5,302	5,218	0.5	5,302
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Teaching Company, The*	One stop	L + 4.75%	(c)	7.29%	07/2023	7,023	6,996	0.6	7,023
Teaching Company, The(5)	One stop	L + 4.75%		N/A(6)	07/2023	—	(1)	—	—
Titan Fitness, LLC*	One stop	L + 4.75%	(a)	7.19%	02/2025	15,016	14,876	1.3	15,016
Titan Fitness, LLC(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(2)	—	—
Titan Fitness, LLC(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(29)	—	—
WBZ Investment LLC^	One stop	L + 5.50%	(a)	7.90%	09/2024	3,437	3,407	0.3	3,437
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.94%	09/2024	792	785	0.1	792
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.90%	09/2024	426	410	—	426
WBZ Investment LLC	One stop	L + 5.50%		N/A(6)	09/2024	—	—	—	—
						81,116	80,412	7.0	80,520
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.^	One stop	L + 11.00%	(a)	11.40% cash/2.00% PIK	05/2020	179	178	—	170
Benetech, Inc.	One stop	P + 9.75%	(a)(f)	13.07% cash/2.00% PIK	05/2020	20	20	—	17
						199	198	—	187
Oil and Gas
Drilling Info Holdings, Inc.*	Senior loan	L + 4.25%	(a)	6.65%	07/2025	16,581	16,408	1.4	16,499
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(2)	—	(1)
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(31)	—	—
						16,581	16,375	1.4	16,498

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.83%	11/2022	$4,786	$4,766	0.4%	$4,786
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	(c)	7.83%	11/2022	3,004	2,978	0.3	3,004
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.83%	11/2022	418	416	—	418
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.83%	11/2022	293	292	—	293
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	7.83%	11/2022	5	4	—	5
IMPLUS Footwear, LLC^*	One stop	L + 6.25%	(c)	8.58%	04/2024	17,395	17,076	1.5	17,395
IMPLUS Footwear, LLC^*	One stop	L + 6.25%	(c)	8.67%	04/2024	2,970	2,915	0.3	2,970
IMPLUS Footwear, LLC	One stop	L + 6.25%	(c)	8.58%	04/2024	695	678	0.1	695
Orthotics Holdings, Inc.*	One stop	L + 6.00%	(a)	8.40%	05/2020	3,628	3,616	0.3	3,555
Orthotics Holdings, Inc.*(8)(9)	One stop	L + 6.00%	(a)	8.40%	05/2020	595	593	0.1	583
Orthotics Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	05/2020	—	(1)	—	—
WU Holdco, Inc. *	One stop	L + 5.50%	(c)	7.83%	03/2026	2,074	2,074	0.2	2,074
WU Holdco, Inc.	One stop	L + 5.50%		N/A(6)	03/2026	—	—	—	—
WU Holdco, Inc.	One stop	L + 5.50%		N/A(6)	03/2025	—	—	—	—
						35,863	35,407	3.2	35,778
Personal, Food and Miscellaneous Services
Captain D's, LLC*	Senior loan	L + 4.50%	(a)	6.89%	12/2023	2,166	2,149	0.2	2,122
Captain D's, LLC	Senior loan	L + 4.50%	(a)(f)	7.36%	12/2023	8	8	—	8
Clarkson Eyecare LLC^#*	One stop	L + 6.25%	(c)	8.58%	04/2021	48,158	47,861	4.1	47,675
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.83%	04/2021	1,240	1,232	0.1	1,227
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.58%	04/2021	397	394	—	391
Clarkson Eyecare LLC(5)	One stop	L + 6.25%		N/A(6)	04/2021	—	(36)	—	(40)
Community Veterinary Partners, LLC*	One stop	L + 5.50%	(c)	7.83%	10/2021	1,930	1,927	0.2	1,930
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	7.83%	10/2021	764	764	0.1	764
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	7.83%	10/2021	649	649	0.1	649
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	7.83%	10/2021	575	575	0.1	575
Community Veterinary Partners, LLC*	One stop	L + 5.50%	(c)	7.83%	10/2021	513	513	—	513
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	7.83%	10/2021	275	249	—	275
Community Veterinary Partners, LLC*	One stop	L + 5.50%	(c)	7.83%	10/2021	98	97	—	98
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	7.83%	10/2021	45	13	—	45
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)(c)	7.15%	08/2023	1,806	1,783	0.2	1,783
Imperial Optical Midco Inc.	One stop	L + 4.75%	(c)	7.16%	08/2023	1,176	1,161	0.1	1,161
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)(c)	7.10%	08/2023	676	662	0.1	662
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	7.23%	08/2023	149	147	—	147
Imperial Optical Midco Inc.	One stop	L + 4.75%		N/A(6)	08/2023	—	—	—	—
Imperial Optical Midco Inc.(5)	One stop	L + 4.75%		N/A(6)	08/2023	—	(41)	—	(41)
PPV Intermediate Holdings II, LLC	One stop	L + 5.00%	(c)	7.56%	05/2020	2,150	2,109	0.2	2,150
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	20	20	—	20
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2023	—	(1)	—	—
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.04%	01/2023	422	410	—	422
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.08%	01/2023	59	59	—	59
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.02%	01/2023	5	5	—	5
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.90%	05/2025	3,579	3,549	0.3	3,579
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.90%	05/2025	2,160	2,142	0.2	2,160

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services - (continued)
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.90%	05/2025	$1,902	$1,886	0.2%	$1,902
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.90%	05/2025	1,561	1,540	0.1	1,561
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.90%	05/2025	1,391	1,379	0.1	1,391
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.90%	05/2025	1,387	1,376	0.1	1,387
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.90%	05/2025	1,183	1,173	0.1	1,183
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.90%	05/2025	1,102	1,075	0.1	1,102
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.90%	05/2025	1,031	1,022	0.1	1,031
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.90%	05/2025	847	839	0.1	847
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.90%	05/2025	771	746	0.1	771
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2023	—	(1)	—	—
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(37)	—	—
Veterinary Specialists of North America, LLC#*	Senior loan	L + 4.25%	(a)	6.65%	04/2025	38,351	37,983	3.3	38,351
Veterinary Specialists of North America, LLC(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(5)	—	—
Veterinary Specialists of North America, LLC(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(147)	—	—
Wetzel's Pretzels, LLC*	One stop	L + 6.75%	(a)	9.15%	09/2021	8,222	8,163	0.7	8,222
Wetzel's Pretzels, LLC	One stop	L + 6.75%	(a)	9.15%	09/2021	28	28	—	28
						126,796	125,420	11.0	126,115
Printing and Publishing
Brandmuscle, Inc.*	Senior loan	L + 5.00%	(c)	7.33%	12/2021	528	525	0.1	531
Messenger, LLC^	One stop	L + 6.00%	(a)(f)	8.41%	08/2023	3,907	3,874	0.3	3,907
Messenger, LLC	One stop	P + 5.00%	(f)	10.50%	08/2023	20	20	—	20
						4,455	4,419	0.4	4,458
Retail Stores
Batteries Plus Holding Corporation*	One stop	L + 6.75%	(a)	9.15%	07/2022	11,292	11,190	1.0	11,292
Batteries Plus Holding Corporation(5)	One stop	L + 6.75%		N/A(6)	07/2022	—	(1)	—	—
Boot Barn, Inc.^	Senior loan	L + 4.50%	(c)	6.83%	06/2023	4,188	4,172	0.4	4,188
Cycle Gear, Inc.^*	One stop	L + 5.00%	(c)	7.59%	01/2021	7,501	7,441	0.6	7,501
Cycle Gear, Inc.*	One stop	L + 5.00%	(c)	7.59%	01/2021	699	698	0.1	699
DTLR, Inc.^*	One stop	L + 6.50%	(c)	9.08%	08/2022	19,359	19,176	1.7	19,359
Feeders Supply Company, LLC*	One stop	L + 5.75%	(a)	8.15%	04/2021	4,346	4,324	0.4	4,346
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	65	65	—	65
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
Jet Equipment & Tools Ltd.^(8)(9)(11)	One stop	L + 5.75%	(a)	7.71%	11/2024	9,742	9,633	0.8	9,735
Jet Equipment & Tools Ltd.*(8)(11)	One stop	L + 5.75%	(a)	8.15%	11/2024	7,534	7,463	0.6	7,534
Jet Equipment & Tools Ltd.^(8)(11)	One stop	L + 5.75%	(a)	8.15%	11/2024	2,315	2,294	0.2	2,315
Jet Equipment & Tools Ltd.(8)(11)	One stop	P + 4.75%	(f)	10.25%	11/2024	15	15	—	15
Jet Equipment & Tools Ltd.(5)(8)(9)(11)	One stop	L + 5.75%		N/A(6)	11/2024	—	(2)	—	—
Marshall Retail Group LLC, The*	One stop	L + 6.00%	(c)	8.59%	08/2020	3,109	3,109	0.3	3,109
Marshall Retail Group LLC, The	One stop	L + 6.00%		N/A(6)	08/2019	—	—	—	—
Mills Fleet Farm Group LLC^#*	One stop	L + 6.25%	(a)	8.65%	10/2024	37,296	36,724	3.2	37,296
Pet Holdings ULC^#*(8)(11)	One stop	L + 5.50%	(c)	8.09%	07/2022	32,429	32,185	2.8	32,429
Pet Holdings ULC*(8)(11)	One stop	L + 5.50%	(c)	8.09%	07/2022	129	127	—	129

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Retail Stores - (continued)
Pet Holdings ULC(5)(8)(11)	One stop	L + 5.50%		N/A(6)	07/2022	$—	$(2)	—%	$—
Pet Supplies Plus, LLC^	Senior loan	L + 4.50%	(a)	6.91%	12/2024	7,640	7,570	0.7	7,640
Pet Supplies Plus, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2023	—	(1)	—	—
PetPeople Enterprises, LLC*	One stop	L + 5.00%	(c)	7.33%	09/2023	2,331	2,311	0.2	2,331
PetPeople Enterprises, LLC	One stop	L + 5.00%	(c)	7.33%	09/2023	1,041	1,029	0.1	1,041
PetPeople Enterprises, LLC	One stop	L + 5.00%	(c)	7.33%	09/2023	15	15	—	15
Sola Franchise, LLC and Sola Salon Studios, LLC^	One stop	L + 5.25%	(c)	7.58%	10/2024	2,221	2,201	0.2	2,221
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%	(c)	7.58%	10/2024	1,610	1,581	0.1	1,610
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%		N/A(6)	10/2024	—	—	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 5.25%		N/A(6)	10/2024	—	(18)	—	—
Vermont Aus Pty Ltd#(8)(9)(12)	One stop	L + 5.75%	(k)	7.00%	12/2024	1,030	1,009	0.1	1,023
Vermont Aus Pty Ltd(5)(8)(9)(12)	One stop	L + 5.75%		N/A(6)	12/2024	—	(7)	—	(7)
						155,907	154,301	13.5	155,886
Telecommunications
NetMotion Wireless Holdings, Inc.*	One stop	L + 6.25%	(c)	8.58%	10/2021	5,790	5,729	0.5	5,790
NetMotion Wireless Holdings, Inc.	One stop	L + 6.25%		N/A(6)	10/2021	—	—	—	—
						5,790	5,729	0.5	5,790
Textiles and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	(c)	7.58%	10/2022	1,883	1,861	0.2	1,845
SHO Holding I Corporation	Senior loan	L + 4.00%	(c)	6.6%	10/2021	15	15	—	13
						1,898	1,876	0.2	1,858
Utilities
Arcos, LLC*	One stop	L + 5.75%	(c)	8.08%	02/2021	7,857	7,803	0.7	7,857
Arcos, LLC	One stop	L + 5.75%		N/A(6)	02/2021	—	—	—	—
						7,857	7,803	0.7	7,857

Total non-controlled/non-affiliate company debt investments						$2,078,159	$2,053,251	176.1%	$2,048,593

Equity investments(14)(15)
Aerospace and Defense
Whitcraft LLC	Common stock	N/A		N/A	N/A	7	$688	0.1%	$1,394

Automobile
Grease Monkey International, LLC	LLC units	N/A		N/A	N/A	448	448	0.1	877
Polk Acquisition Corp.	LP interest	N/A		N/A	N/A	4	401	—	178
Quick Quack Car Wash Holdings, LLC	LLC units	N/A		N/A	N/A	—	248	—	248
							1,097	0.1	1,303
See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco
Cafe Rio Holding, Inc.	Common stock	N/A	N/A	N/A	3	$283	—%	$360
Global ID Corporation	LLC interest	N/A	N/A	N/A	2	240	—	347
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	17	84	—	83
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	8	24	—	24
Mendocino Farms, LLC	Common stock	N/A	N/A	N/A	157	690	0.1	664
Purfoods, LLC	LLC interest	N/A	N/A	N/A	355	355	0.1	661
Uinta Brewing Company	Common stock	N/A	N/A	N/A	30	—	—	31
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	232	232	—	238
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	232	—	—	—
						1,908	0.2	2,408
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	40	—	40
Flexan, LLC	Common stock	N/A	N/A	N/A	—	—	—	—
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	80	—	71
						120	—	111
Diversified/Conglomerate Manufacturing
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	259	—	2
Inventus Power, Inc.	LLC units	N/A	N/A	N/A	—	38	—	16
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	4	—	13
Inventus Power, Inc.	Common stock	N/A	N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	264	0.1	608
						565	0.1	639
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A	N/A	N/A	374	374	—	197
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	30	152	—	231
Astute Holdings, Inc.	LP interest	N/A	N/A	N/A	—	182	—	182
Calabrio, Inc.	Common stock	N/A	N/A	N/A	13	100	—	100
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	1	1,326	0.1	1,482
Caliper Software, Inc.	Common stock	N/A	N/A	N/A	117	117	—	183
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	—	18	—	19
Centrify Corporation	LP interest	N/A	N/A	N/A	—	400	—	363
Centrify Corporation	LP interest	N/A	N/A	N/A	141	—	—	—
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	39	247	—	267
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	35	46	—	109
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	1	106	—	174
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	84	84	—	125
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	1,930	232	—	218
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	660	114	—	132
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	400	73	—	82
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	67	11	—	16
GS Acquisitionco, Inc.	LP interest	N/A	N/A	N/A	1	117	—	461
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	165	—	252
Hydraulic Authority III Limited(8)(9)(10)	Preferred stock	N/A	N/A	N/A	151	192	—	204
Hydraulic Authority III Limited(8)(9)(10)	Common stock	N/A	N/A	N/A	3	—	—	63
Internet Truckstop Group LLC	LP interest	N/A	N/A	N/A	320	320	—	320
Kareo, Inc.	Warrant	N/A	N/A	N/A	29	203	—	2
Kareo, Inc.	Preferred stock	N/A	N/A	N/A	1	5	—	5
Kareo, Inc.	Warrant	N/A	N/A	N/A	3	—	—	7
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	1	597	—	343
MetricStream, Inc.	Warrant	N/A	N/A	N/A	94	143	—	143

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
MMan Acquisition Co.	Common stock	N/A	N/A	N/A	—	$25	0.1%	$967
Namely, Inc.	Warrant	N/A	N/A	N/A	12	20	—	20
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	—	436	0.1	596
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	236	—	264
Personify, Inc.	LLC units	N/A	N/A	N/A	342	342	—	482
Pride Midco, Inc.	Preferred stock	N/A	N/A	N/A	1	1,256	0.1	1,382
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	399	—	513
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	99	4	—	234
Property Brands, Inc.	LLC units	N/A	N/A	N/A	34	345	—	459
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	—	157	—	166
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	2	—	—	3
Verisys Corporation	LLC interest	N/A	N/A	N/A	318	318	—	266
Workforce Software, LLC	LLC units	N/A	N/A	N/A	1,373	1,373	0.2	2,134
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	232	212	—	247
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	41	33	—	14
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	10	10	—	15
						10,490	0.6	13,442
Ecological
Pace Analytical Services, LLC	Common stock	N/A	N/A	N/A	3	302	—	338

Electronics
Appriss Holdings, Inc.	Preferred stock	N/A	N/A	N/A	—	98	—	98
Diligent Corporation	Preferred stock	N/A	N/A	N/A	359	4	0.1	1,580
Episerver, Inc.	Common stock	N/A	N/A	N/A	40	404	—	445
SEI, Inc.	LLC units	N/A	N/A	N/A	207	161	—	458
Silver Peak Systems, Inc.	Warrant	N/A	N/A	N/A	24	9	—	9
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	74	—	—
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	7	—	—
						757	0.1	2,590
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	529	—	289
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	796	852	0.1	842
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	596	—	494
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	—
Aris Teleradiology Company, LLC	Preferred stock	N/A	N/A	N/A	—	—	—	—
Aris Teleradiology Company, LLC	One stop	N/A	N/A	N/A	1	—	—	—
Aris Teleradiology Company, LLC	Preferred stock	N/A	N/A	N/A	2	—	—	—
Aspen Medical Products, LLC	Common stock	N/A	N/A	N/A	—	40	—	40
BIO18 Borrower, LLC	LLC interest	N/A	N/A	N/A	105	548	0.1	589
BIOVT, LLC	LLC units	N/A	N/A	N/A	—	360	0.1	712
CRH Healthcare Purchaser, Inc.	LP interest	N/A	N/A	N/A	228	228	—	241
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	5,253	525	0.1	708
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	53	5	—	186
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	651	651	0.1	925
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	394	370	—	158
Elite Dental Partners LLC	Common stock	N/A	N/A	N/A	—	426	—	536
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	81	—	84
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	8	—	—	39
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	—	442	—	234
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	4	4	—	—

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	$304	—%	$161
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	3	—	—
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	187	188	—	115
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	205	—	185
Krueger-Gilbert Health Physics, LLC	LLC units	N/A	N/A	N/A	82	82	—	82
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	1	146	—	311
MD Now Holdings, Inc.	LLC units	N/A	N/A	N/A	8	78	—	84
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	230	230	—	127
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	218	218	—	—
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	226	—	278
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	98
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	4	443	—	303
SLMP, LLC	LLC interest	N/A	N/A	N/A	378	378	—	465
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	86	—	41
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	—	—	—
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	314	—	85
						8,566	0.5	8,412
Insurance
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	153	—	232
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	93	2	—	522
Orchid Underwriters Agency, LLC	LP interest	N/A	N/A	N/A	42	42	—	46
						197	—	800
Leisure, Amusement, Motion Pictures, Entertainment
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	1	539	0.1	606
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	36	56	—	57
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	25	38	—	39
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	20	31	—	32
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	18	27	—	28
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	8	12	—	12
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	1	1	—	1
						704	0.1	775
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	LLC interest	N/A	N/A	N/A	2	—	—	—
Benetech, Inc.	LLC interest	N/A	N/A	N/A	2	—	—	—
						—	—	—
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC(16)	LLC units	N/A	N/A	N/A	9	91	—	157

Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC interest	N/A	N/A	N/A	88	88	—	60
Clarkson Eyecare LLC	LLC units	N/A	N/A	N/A	—	86	—	213
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	2	210	—	295
PPV Intermediate Holdings II, LLC	LLC interest	N/A	N/A	N/A	160	160	—	155
Ruby Slipper Cafe LLC, The	LLC units	N/A	N/A	N/A	19	186	—	236
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	282	—	468
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	83	3	—	94
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	149	—	232
						1,164	—	1,753

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A		N/A	N/A	—	$207	—%	$80
Retail Stores
Batteries Plus Holding Corporation	LP interest	N/A		N/A	N/A	5	505	0.1	747
Cycle Gear, Inc.	LLC units	N/A		N/A	N/A	8	111	—	181
Elite Sportswear, L.P.	LLC interest	N/A		N/A	N/A	—	73	—	—
Feeders Supply Company, LLC	Preferred stock	N/A		N/A	N/A	2	179	—	186
Feeders Supply Company, LLC	Common stock	N/A		N/A	N/A	—	—	—	—
Jet Equipment & Tools Ltd.(8)(9)(11)	LLC units	N/A		N/A	N/A	1	384	0.1	606
Pet Holdings ULC(8)(11)	LP interest	N/A		N/A	N/A	222	188	—	86
Pet Supplies Plus, LLC	LLC units	N/A		N/A	N/A	77	77	—	105
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A		N/A	N/A	2	206	—	295
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A		N/A	N/A	—	41	—	61
							1,764	0.2	2,267

Total non-controlled/non-affiliate company equity investments							$28,620	2.0%	$36,469

Total non-controlled/non-affiliate company investments						$2,078,159	$2,081,871	178.1%	$2,085,062

Non-controlled affiliate company investments(17)
Debt investments
Diversified/Conglomerate Service
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.59%	10/2023	$3,067	$3,015	0.2%	$2,761
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.59%	10/2023	256	252	—	230
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.59%	10/2023	17	17	—	15
Switchfly LLC(8)	One stop	L + 8.50%		N/A(6)	10/2023	—	—	—	—
						3,340	3,284	0.2	3,006

Total non-controlled affiliate company debt investments						$3,340	$3,284	0.2%	$3,006

Equity investments(14)(15)
Diversified/Conglomerate Service
Switchfly LLC(8)	LLC units	N/A		N/A	N/A	1,951	$1,084	0.1%	1,419

Total non-controlled affiliate company equity investments							$1,084	0.1%	$1,419

Total non-controlled affiliate company investments						$3,340	$4,368	0.3%	$4,425

Controlled affiliate company investments(18)
Equity investments (14)(15)
Investment Funds and Vehicles
GCIC Senior Loan Fund LLC(8)(19)	LLC interest	N/A		N/A	N/A	48,356	$48,356	4.3%	$49,808

Total controlled affiliate company equity investments							$48,356	4.3%	$49,808

Total controlled affiliate company investments							$48,356	4.3%	$49,808

Total investments						$2,081,499	$2,134,595	182.7%	$2,139,295

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents, and restricted foreign currencies
Cash, foreign currencies, restricted cash and restricted foreign currencies					$63,823	5.5%	$63,823
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents, and restricted foreign currencies					$63,823	5.5%	$63,823

Total investments and cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies					$2,198,418	188.2%	$2,203,118

^	Denotes that all or a portion of the investment collateralizes the Credit Facility (as defined in Note 7).
*	Denotes that all or a portion of the investment secures the notes offered in the GCIC 2018 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the investment collateralizes the DB Credit Facility (as defined in Note 7).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’), Euro Interbank Offered Rate ("EURIBOR" or "E") or Prime (‘‘P’’) and which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of June 30, 2019. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of June 28, 2019, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 28, 2019, as the loan may have priced or repriced based on an index rate prior to June 28, 2019.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 2.39% as of June 28, 2019.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 2.33% as of June 28, 2019.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.32% as of June 28, 2019.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.20% as of June 28, 2019.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 2.18% as of June 28, 2019.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 5.50% as of June 28, 2019.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.39% as of June 28, 2019.
(h)Denotes that all or a portion of the loan was indexed to the 30-day GBP LIBOR, which was 0.72% as of June 28, 2019.
(i) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.77% as of June 28, 2019.
(j) Denotes that all or a portion of the loan was indexed to the 180-day GBP LIBOR, which was 0.85% as of June 28, 2019.
(k) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 1.25% as of June 28, 2019.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2019.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of June 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Loan was on non-accrual status as of June 30, 2019, meaning that the Company has ceased recognizing interest income on the loan.

(8)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2019, total non-qualifying assets at fair value represented 7.5% of the Company’s assets calculated in accordance with the 1940 Act.

(9)
Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Transactions.

(10)	The headquarters of this portfolio company is located in United Kingdom.

(11)	The headquarters of this portfolio company is located in Canada.

(12)	The headquarters of this portfolio company is located in Australia.

(13)
The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing ("ASC Topic 860"), and therefore, the asset remains in the Consolidated Schedule of Investments. See Note 6. Borrowings.

(14)	Equity investments are non-income producing securities unless otherwise noted.

(15)	Ownership of certain equity investments may occur through a holding company or partnership.

(16)	The Company holds an equity investment that entitles it to receive preferential dividends.

See Notes to Consolidated Financial Statements.

Golub Capital Investment Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

(17)
As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities ("non-controlled affiliate"). Transactions related to investments in non-controlled affiliates for the nine months ended June 30, 2019 were as follows:

Portfolio Company	Fair value as of September 30, 2018	Purchases (cost)	Redemptions (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of June 30, 2019	Net realized gain/(loss)	Interest and fee income	Dividend income
Switchfly LLC (l)	$3,716	$542	$—	$(13)	$180	$4,425	$—	$98	$—
Total non-controlled affiliates	$3,716	$542	$—	$(13)	$180	$4,425	$—	$98	$—

(l) Purchases at cost includes amounts related to payment-in-kind ("PIK") interest capitalized and added to the principal balance of the respective loans.
(18) As defined in the 1940 Act, the Company is deemed to be both an ‘‘affiliated person’’ of and ‘‘control’’ this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement)("controlled affiliate"). Transactions related to investments in controlled affiliates for the nine months ended June 30, 2019 were as follows:

Portfolio Company	Fair value as of September 30, 2018	Purchases (cost)	Redemptions (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of June 30, 2019	Net realized gain/(loss)	Interest and fee income	Dividend income
GCIC Senior Loan Fund LLC (m)	$49,939	$—	$—	$—	$(131)	$49,808	$—	$—	$3,434
Total controlled affiliates	$49,939	$—	$—	$—	$(131)	$49,808	$—	$—	$3,434
(m) Together with Aurora National Life Assurance Company ("Aurora"), the Company co-invests through GCIC Senior Loan Fund ("GCIC SLF"). GCIC SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to GCIC SLF must be approved by the GCIC SLF investment committee consisting of two representatives of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). Therefore, although the Company owns more than 25% of the voting securities of GCIC SLF, the Company does not have sole control over significant actions of GCIC SLF for purposes of the 1940 Act or otherwise.

(19)	The Company receives quarterly profit distributions from its equity investment in GCIC SLF. See Note 5. Investments.

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

The Merger is subject to approval by the Company’s and GBDC’s stockholders and other customary closing conditions. Consummation of the Merger is currently anticipated to occur during Semptember 2019. The combined company will trade under the ticker symbol “GBDC” on The Nasdaq Global Select Market and will remain externally managed by the Investment Adviser.

On July 11, 2019, GBDC filed an amended registration statement on Form N-14, which included a joint proxy statement of the Company and GBDC and a prospectus of GBDC.  The registration statement on Form N-14 was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on July 12, 2019.  Special meetings for each of the Company's and GBDC's stockholders are scheduled for September 4, 2019 to vote on the matters described in the joint proxy statement as required by the Merger Agreement.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including GCIC Funding, GCIC Holdings, GCIC 2016 Issuer, GCIC 2018 CLO Depositor, GCIC 2018 Issuer and GCIC Funding II, which are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GCIC (or any affiliate of GCIC).

Cash, cash equivalents and foreign currencies: Cash, cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Restricted cash and cash equivalents and restricted foreign currencies: Restricted cash, cash equivalents and restricted foreign currencies include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash, cash equivalents and restricted foreign currencies are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2019, interest income included $3,296 and $7,038, respectively, of accretion of discounts. For the three and nine months ended June 30, 2018, interest income included $2,611 and $6,782, respectively, of accretion of discounts. For the three and nine months ended June 30, 2019, the Company received loan origination fees of $7,579 and $12,856, respectively. For the three and nine months ended June 30, 2018, the Company received loan origination fees of $2,434 and $7,701, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2019, the Company recorded PIK income of $467 and $817, respectively, and received PIK payments in cash of $0 and $19, respectively. For the three and nine months ended June 30, 2018, the Company recorded PIK income of $484 and $1,423, respectively, and received PIK payments in cash of $0 and an amount less than $1, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and nine months ended June 30, 2019, fee income included $303 and $659, respectively, of prepayment premiums, which fees are non-recurring. For the three and nine months ended June 30, 2018, fee income included $1,140 and $2,367, respectively, of prepayment premiums, which fees are non-recurring.

For the three and nine months ended June 30, 2019, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $43,447 and $117,941, respectively. For the three and nine months ended June 30, 2018, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $32,236 and $87,703, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment.

For the three and nine months ended June 30, 2019, excluding the Company's investment in LLC equity interests in GCIC SLF, the Company recorded dividend income of $26 and $56, respectively, and return of capital distributions of $0 and $0, respectively. For the three and nine months ended June 30, 2019, the Company recorded dividend income of $1,206 and $3,434, respectively, and return of capital distributions of $0 and $0, respectively, from the Company's investment in LLC equity interests in GCIC SLF. For the three and nine months ended June 30, 2018, excluding the Company's investment in LLC equity interests in GCIC SLF, the Company recorded dividend income of $3 and $80, respectively, and return of capital distributions of $0 and $635, respectively. For the three and nine months ended June 30, 2018, the Company recorded dividend income of $1,641 and $4,065, respectively, and return of capital distributions of $9,406 and $9,406, respectively, from the Company's investment in LLC equity interests in GCIC SLF.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $4,708 and $5,197 as of June 30, 2019 and September 30, 2018, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2019 and 2018, no amount was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2019. The Company's tax returns for the 2015 through 2018 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2019 and September 30, 2018, the Company had deferred debt issuance costs of $6,410 and $1,921, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the three and nine months ended June 30, 2019 was $670 and $2,969, respectively. Amortization expense for the three and nine months ended June 30, 2018 was $526 and $1,610, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

SEC Disclosure Update and Simplification: In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the “SEC Release”), amending certain disclosure requirements intended to facilitate the disclosure of information to investors and simplify compliance. The SEC Release is effective for all filings on or after November 5, 2018. The Company first adopted the SEC Release for the fiscal year ended September 30, 2018. The SEC Release required presentation changes to the Company's Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets. Prior to adoption, the Company presented, in accordance with previous SEC rules, distributable earnings on the Consolidated Statements of Financial Condition, as three components: 1) undistributed net investment income; 2) net unrealized appreciation (depreciation) on investments; and 3) net realized gain (loss) on investments and presented distributions from distributable earnings on the Consolidated Statements of Changes in Net Assets as two components: 1) distributions from net investment income; and 2) distributions from realized gain. In accordance with the SEC Release, distributable earnings and distributions from distributable earnings are shown in total on the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets, respectively. The changes in presentation have been retrospectively applied to the Consolidated Statements of Changes in Net Assets for the nine months ended June 30, 2018.

The following table provides the reconciliation of the components of distributable earnings to conform to the current period presentation for the nine months ended June 30, 2018:

	Total increase (decrease) for the nine months ended June 30, 2018
	Capital Distributions in Excess of Net Investment	Net Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Distributable Earnings
Net investment income	$52,892	$—	$—	$52,892
Net realized gain (loss) on investments and foreign currency transactions	—	—	2,548	2,548
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	3,558	—	3,558
Net increase in net assets from operations	$52,892	$3,558	$2,548	$58,998
The following table provides the reconciliation of the components of distributions from distributable earnings to conform to the current period presentation for the nine months ended June 30, 2018:

Total increase (decrease) for the nine months ended June 30, 2018
Distributions to stockholders:
Distributions from net investment income	$(37,185)
Distributions from realized gain	(1,337)
Distributions from distributable earnings	$(38,522)

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Through June 30, 2019, the Company had reached agreements to cancel undrawn subscriptions totaling $76,476 in the aggregate. On July 1, 2018, the Company entered into agreements with certain stockholders to repurchase shares of common stock and, as a result, cancel subscriptions totaling $30,250. Additionally, as of June 30, 2019 undrawn subscriptions totaling $84,250 had expired pursuant to the terms of the respective Subscription Agreements.

As of June 30, 2019 and September 30, 2018, GCIC had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2019		As of September 30, 2018
	Subscriptions	Contributions	Subscriptions	Contributions
GCIC Stockholders	$1,110,667	$1,052,217	$1,136,940	$841,580
Total	$1,110,667	$1,052,217	$1,136,940	$841,580

As of June 30, 2019 and September 30, 2018, the ratio of total contributed capital to total capital subscriptions was 94.7% and 74.0%, respectively, and GCIC had uncalled capital commitments of $58,450 and $295,360, respectively. For the nine months ended June 30, 2019, undrawn subscriptions totaling $26,273 expired pursuant to the terms of the respective Subscription Agreements.

The following table summarizes the shares of GCIC common stock issued and outstanding for the nine months ended June 30, 2019 and 2018:

	Date	Shares Issued	NAV ($) per share	Proceeds
Shares outstanding, September 30, 2017		51,214,683.496	$15.00	$768,220
Issuance of shares	12/01/2017	2,223,285.533	15.00	33,349
Issuance of shares	01/29/2018	1,407,782.320	15.00	21,116
Issuance of shares	02/26/2018	1,818,340.200	15.00	27,276
Issuance of shares	06/28/2018	1,418,421.266	15.00	21,277
Shares issued for capital drawdowns		6,867,829.319	$15.00	$103,018
Issuance of shares (1)	11/27/2017	291,564.353	15.00	4,374
Issuance of shares (1)	12/28/2017	393,201.972	15.00	5,898
Issuance of shares (1)	02/26/2018	470,835.576	15.00	7,062
Issuance of shares (1)	05/23/2018	505,692.332	15.00	7,586
Shares issued through DRIP		1,661,294.233	$15.00	$24,920
Shares outstanding, June 30, 2018		59,743,807.048	$15.00	$896,158

Shares outstanding, September 30, 2018		62,147,237.484	$15.00	$932,209
Issuance of shares	10/15/2018	2,018,759.065	15.00	30,281
Issuance of shares	11/26/2018	2,497,171.129	15.00	37,458
Issuance of shares	12/20/2018	2,919,162.403	15.00	43,787
Issuance of shares	03/04/2019	2,257,162.199	15.00	33,857
Issuance of shares	05/06/2019	2,182,600.000	15.00	32,739
Issuance of shares	05/31/2019	2,167,599.997	15.00	32,515
Shares issued for capital drawdowns		14,042,454.793	$15.00	$210,637
Issuance of shares (1)	11/27/2018	439,833.975	15.00	6,597
Issuance of shares (1)	12/28/2018	416,611.113	15.00	6,249
Issuance of shares (1)	02/27/2019	546,755.293	15.00	8,202
Issuance of shares (1)	05/24/2019	461,096.138	15.00	6,916
Shares issued through DRIP		1,864,296.519	$15.00	$27,964
Shares outstanding, June 30, 2019		78,053,988.796	$15.00	$1,170,810

(1)	Shares issued through the DRIP.

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

The base management fee is calculated at an annual rate equal to the lesser of (a) 1.50% or (b) the base management fee of GBDC (currently 1.375%) in either case on the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents, foreign currencies, restricted cash and cash equivalents, and restricted foreign currencies so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser may voluntarily exclude assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GCIC, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. For periods prior to the earlier of (1) the date of the pricing of an initial public offering or listing on a national securities exchange of the securities of GCIC or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement and as described above. For the three and nine months ended June 30, 2019, the base management fees irrevocably waived by the Investment Adviser were $1,967 and $5,467, respectively. For the three and nine months ended June 30, 2018, the base management fees irrevocably waived by the Investment Adviser were $1,522 and $4,313, respectively.

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

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For the three and nine months ended June 30, 2019, the Income Incentive Fee incurred was $5,898 and $14,878, respectively. For the three and nine months ended June 30, 2018, the Income Incentive Fee incurred was $4,585 and $12,516, respectively.

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

For the three and nine months ended June 30, 2019, the Income Incentive Fees irrevocably waived by the Investment Adviser were $1,475 and $3,146, respectively. For the three and nine months ended June 30, 2018, the Income Incentive Fees irrevocably waived by the Investment Adviser were $1,146 and $3,014, respectively.

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

The Capital Gain Incentive Fee is calculated on a cumulative basis from December 31, 2014 through the end of each calendar year. For the three and nine months ended June 30, 2019, the accrual for the Capital Gain Incentive Fee was a reversal of $201 and a reversal of $1,640, respectively. For the three and nine months ended June 30, 2018, the accrual for the Capital Gain Incentive Fee was $98 and $1,271, respectively.

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

For the three and nine months ended June 30, 2019, the accrual for the Capital Gain Incentive Fee waiver was a reversal of $51 and a reversal of $407, respectively. For the three and nine months ended June 30, 2018, the accrual for the Capital Gain Incentive Fee waiver was $25 and $318, respectively.

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

For the three and nine months ended June 30, 2019, the accrual for the Capital Gain Incentive Fee (net of waiver) was a reversal of $150 and a reversal of $1,233, respectively. For the three and nine months ended June 30, 2018, the accrual for the Capital Gain Incentive Fee (net of waiver) was $73 and $953, respectively. Changes in the Capital Gain Incentive Fee and Capital Gain Incentive Fee waiver are included in incentive fee and incentive fee waived in the Consolidated Statements of Operations.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of June 30, 2019 and September 30, 2018, included in management and incentive fees payable on the Consolidated Statements of Financial Condition were $1,081 and $2,315, respectively, for cumulative accruals for capital gain incentive fees (net of waiver) under GAAP. There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable for each of the three and nine months ended June 30, 2019 and 2018.

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

For the three and nine months ended June 30, 2019, the Company deposited $1,299 and $3,670, respectively, into the Escrow Account. For the three and nine months ended June 30, 2018, the Company deposited $1,070 and $2,857, respectively, into the Escrow Account. As of June 30, 2019, the Company has made deposits totaling $11,851 into the Escrow Account.

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

Included in accounts payable and accrued expenses is $721 and $555 as of June 30, 2019 and September 30, 2018, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Company agreed to reimburse the Investment Adviser for the organization and offering costs incurred on its behalf up to an aggregate amount of $700. Organization and offering costs include, among other things, the cost of incorporating the Company, including legal, accounting, regulatory filing and other fees pertaining to the Company’s organization, as well as expenses for the registration and offering of shares of GCIC common stock that were paid by the Investment Adviser on behalf of the Company. As of each of June 30, 2019 and September 30, 2018, the organization and offering costs incurred by the Company totaled $700.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2019 were $189 and $1,194, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2018 were $186 and $1,003, respectively.

As of June 30, 2019 and September 30, 2018, included in accounts payable and accrued expenses were $1,014 and $247, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

During the three and nine months ended June 30, 2019, no investments or unfunded commitments were sold to GCIC SLF by the Company. During the three and nine months ended June 30, 2018, the Company sold $0 and $43,759, respectively, of investments and unfunded commitments to GCIC SLF at fair value and recognized $0 and $400, respectively, of net realized gains.

On December 30, 2014, the Investment Adviser transferred 666.670 shares of the Company’s common stock acquired in connection with the Company’s formation to GCOP LLC, an affiliate of the Investment Adviser, for $10. In addition, on December 31, 2014, GCOP LLC entered into a $15,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. As of June 30, 2019, the Company has issued 1,065,673.521 shares of its common stock, including through the DRIP, to GCOP LLC in exchange for aggregate capital contributions totaling $15,985.

On December 31, 2014, GEMS Fund, L.P. ("GEMS") entered into a $40,000 subscription agreement to purchase shares of the Company’s common stock in a private placement. In connection with the Company’s acquisition of GCIC Holdings and GCIC Funding from GEMS on December 31, 2014, the Company issued 2,666,666.667 shares of its common stock and entered into an $11,820 short-term unsecured promissory note with GEMS (“GEMS Note”) that matured and was paid-off on March 2, 2015. As of June 30, 2019, the Company has issued 3,788,428.061 shares of its common stock, including through the DRIP, to GEMS in exchange for aggregate capital contributions totaling $56,826.

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

On June 1, 2015, GEMS Fund 4, L.P, a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a subscription agreement, which was $27,440 as of June 30, 2019, to purchase shares of the Company’s common stock in a private placement. As of June 30, 2019, the Company has issued

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

1,829,329.064 shares of its common stock to GEMS Fund 4, L.P in exchange for aggregate capital contributions totaling $27,440.

During the three and nine months ended June 30, 2019, GCIC SLF incurred an administrative service fee of $45 and $150, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between GCIC SLF and the Administrator. During the three and nine months ended June 30, 2018, GCIC SLF incurred an administrative service fee of $63 and $179, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between GCIC SLF and the Administrator.

On November 27, 2018, the Company entered into the Merger Agreement with GBDC, Merger Sub, the Investment Adviser and, for certain limited purposes, the Administrator.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5.    Investments

Investments as of June 30, 2019 and September 30, 2018 consisted of the following:

	As of June 30, 2019			As of September 30, 2018
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$315,254	$310,457	$305,446	$216,389	$214,208	$211,035
One stop	1,758,006	1,738,037	1,738,103	1,393,961	1,377,181	1,384,902
Second lien	8,044	7,850	7,855	—	—	—
Subordinated debt	195	191	195	280	280	280
LLC equity interests in GCIC SLF(1)	N/A	48,356	49,808	N/A	48,356	49,939
Equity	N/A	29,704	37,888	N/A	23,097	28,282
Total	$2,081,499	$2,134,595	$2,139,295	$1,610,630	$1,663,122	$1,674,438

(1)	GCIC SLF’s proceeds from the LLC equity interests invested in GCIC SLF were utilized by GCIC SLF to invest in senior secured loans.
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of June 30, 2019		As of September 30, 2018
Amortized Cost:
United States
Mid-Atlantic	449,595	21.1%	$329,743	19.8%
Midwest	494,867	23.2	367,463	22.1
West	333,453	15.6	238,063	14.3
Southeast	445,860	20.9	357,059	21.5
Southwest	230,593	10.8	162,285	9.7
Northeast	107,538	5.0	175,761	10.6
Canada	60,673	2.8	32,748	2.0
United Kingdom	11,014	0.5	—	—
Australia	1,002	0.1	—	—%
Total	$2,134,595	100.0%	$1,663,122	100.0%

Fair Value:
United States
Mid-Atlantic	454,454	21.2%	$333,327	19.9%
Midwest	493,319	23.1	366,439	21.9
West	332,984	15.6	239,414	14.3
Southeast	450,867	21.1	359,417	21.4
Southwest	227,401	10.6	163,550	9.8
Northeast	107,033	5.0	179,255	10.7
Canada	61,232	2.9	33,036	2.0
United Kingdom	10,989	0.5	—	—
Australia	1,016	—%	$—	—%
Total	$2,139,295	100.0%	$1,674,438	100.0%

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2019 and September 30, 2018 were as follows:

	As of June 30, 2019			As of September 30, 2018
Amortized Cost:
Aerospace and Defense	$31,923	1.5%		$25,704	1.6%
Automobile	27,582	1.3		19,007	1.2
Beverage, Food and Tobacco	103,710	4.8		98,376	5.9
Broadcasting and Entertainment	677	0.0	*	682	0.0	*
Buildings and Real Estate	58,608	2.7		48,911	2.9
Chemicals, Plastics and Rubber	8,384	0.4		7,595	0.5
Diversified/Conglomerate Manufacturing	64,130	3.0		55,120	3.3
Diversified/Conglomerate Service	736,942	34.5		525,869	31.6
Ecological	23,203	1.1		21,171	1.3
Electronics	134,118	6.3		133,854	8.1
Finance	14,117	0.7		—	—
Grocery	175	0.0	*	193	0.0	*
Healthcare, Education and Childcare	365,648	17.1		320,847	19.3
Home and Office Furnishings, Housewares, and Durable Consumer	8,256	0.4		8,169	0.5
Hotels, Motels, Inns, and Gaming	—	—		12,268	0.7
Insurance	72,896	3.4		58,813	3.5
Investment Funds and Vehicles	48,356	2.3		48,356	2.9
Leisure, Amusement, Motion Pictures, Entertainment	81,116	3.8		54,920	3.3
Mining, Steel, Iron and Non-Precious Metals	198	0.0	*	195	0.0	*
Oil and Gas	16,375	0.8		13,733	0.8
Personal and Non Durable Consumer Products (Mfg. Only)	35,498	1.7		30,131	1.8
Personal, Food and Miscellaneous Services	126,584	5.9		75,414	4.5
Printing and Publishing	4,626	0.2		4,627	0.3
Retail Stores	156,065	7.3		87,747	5.3
Telecommunications	5,729	0.3		6,259	0.4
Textiles and Leather	1,876	0.1		1,885	0.1
Utilities	7,803	0.4		3,276	0.2
Total	$2,134,595	100.0%		$1,663,122	100.0%

* Represents an amount less than 0.1%

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of June 30, 2019			As of September 30, 2018
Fair Value:
Aerospace and Defense	$32,691	1.5%		$26,445	1.6%
Automobile	27,898	1.3		19,208	1.1
Beverage, Food and Tobacco	104,853	4.9		99,054	5.9
Broadcasting and Entertainment	678	0.0	*	683	0.1
Buildings and Real Estate	57,535	2.7		48,701	2.9
Chemicals, Plastics and Rubber	8,460	0.4		7,607	0.5
Diversified/Conglomerate Manufacturing	63,723	3.0		54,681	3.3
Diversified/Conglomerate Service	741,787	34.7		532,571	31.8
Ecological	23,509	1.1		21,416	1.3
Electronics	135,738	6.3		136,119	8.1
Finance	14,145	0.6		—	—
Grocery	162	0.0	*	191	0.0	*
Healthcare, Education and Childcare	356,361	16.7		316,305	18.8
Home and Office Furnishings, Housewares, and Durable Consumer	8,157	0.4		8,194	0.5
Hotels, Motels, Inns, and Gaming	—	—		12,438	0.7
Insurance	73,811	3.4		59,643	3.6
Investment Funds and Vehicles	49,808	2.3		49,939	3.0
Leisure, Amusement, Motion Pictures and Entertainment	81,295	3.8		55,000	3.3
Mining, Steel, Iron and Non-Precious Metals	187	0.0	*	196	0.0	*
Oil and Gas	16,498	0.8		13,881	0.8
Personal and Non-Durable Consumer Products (Mfg. Only)	35,935	1.7		30,283	1.8
Personal, Food and Miscellaneous Services	127,868	6.0		76,775	4.6
Printing and Publishing	4,538	0.2		4,568	0.3
Retail Stores	158,153	7.4		89,072	5.3
Telecommunications	5,790	0.3		6,340	0.4
Textiles and Leather	1,858	0.1		1,834	0.1
Utilities	7,857	0.4		3,294	0.2
Total	$2,139,295	100.0%		$1,674,438	100.0%
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

As of June 30, 2019 and September 30, 2018, GCIC SLF was capitalized by LLC equity interest subscriptions from its members. As of June 30, 2019 and September 30, 2018, the Company and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests of GCIC SLF. GCIC SLF’s profits and losses are allocated to the Company and Aurora in accordance with their respective ownership interests.

GCIC SLF has entered into a senior secured revolving credit facility (as amended, the “GCIC SLF Credit Facility”) with Wells Fargo Bank, N.A. through its wholly-owned subsidiary GCIC Senior Loan Fund II LLC (“GCIC SLF II”), which as of June 30, 2019 allowed GCIC SLF II to borrow up to $59,788 at any one time outstanding, subject to leverage and borrowing base restrictions.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of June 30, 2019 and September 30, 2018, GCIC SLF had the following commitments from its members (in the aggregate):

	As of June 30, 2019		As of September 30, 2018
	Committed	Funded(1)	Committed	Funded(1)
LLC equity commitments	$125,000	$55,264	$125,000	$55,264
Total	$125,000	$55,264	$125,000	$55,264

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
As of June 30, 2019 and September 30, 2018, GCIC SLF had total assets at fair value of $116,781 and $136,557, respectively. As of June 30, 2019 and September 30, 2018, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of June 30, 2019 and September 30, 2018, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $7,256 and $11,524 respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of June 30, 2019 and September 30, 2018:

	As of	As of
	June 30, 2019	September 30, 2018
Senior secured loans (1)	$113,670	$134,270
Weighted average current interest rate on senior secured loans (2)	7.5%	7.4%
Number of borrowers in GCIC SLF	28	33
Largest portfolio company investments (1)	$8,486	$8,357
Total of five largest portfolio company investments (1)	$34,874	$33,966

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
1A Smart Start LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.8%	$1,915	$1,915
Boot Barn, Inc.(3)	Retail Stores	Senior loan	06/2023	6.8	3,159	3,159
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.1	3,800	3,796
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	N/A(4)	—	—
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.9	5,807	5,690
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.4	22	21
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.7	2,013	2,013
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.7	1,014	1,014
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.8	2,058	2,058
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.8	1,035	1,035
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.8	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.8	40	40
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	N/A(4)	—	—
Elite Sportswear, L.P.	Retail Stores	Senior loan	12/2021	8.6	2,814	2,758
Elite Sportswear, L.P.	Retail Stores	Senior loan	12/2021	8.6	1,131	1,109
Elite Sportswear, L.P.	Retail Stores	Senior loan	12/2021	8.6	582	570
Elite Sportswear, L.P.	Retail Stores	Senior loan	12/2021	8.9	369	362
Elite Sportswear, L.P.	Retail Stores	Senior loan	12/2021	8.6	198	194
Elite Sportswear, L.P.	Retail Stores	Senior loan	12/2021	8.6	88	86
Elite Sportswear, L.P.	Retail Stores	Senior loan	12/2021	8.6	85	83
Elite Sportswear, L.P.	Retail Stores	Senior loan	12/2021	8.9	20	19
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	2,642	2,642
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	734	734
Flexan, LLC(3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	10.0	232	232
G & H Wire Company, Inc(3)	Healthcare, Education and Childcare	Senior loan	09/2023	8.2	5,298	5,298
Gamma Technologies, LLC(3)	Electronics	Senior loan	06/2024	7.7	4,345	4,345
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	8.3	4,452	4,452
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	1,963	1,963
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	102	102
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	55	55
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2020	N/A(4)	—	—
Mills Fleet Farm Group LLC(3)	Retail Stores	Senior loan	10/2024	8.7	5,970	5,970
NBC Intermediate, LLC	Beverage, Food and Tobacco	Senior loan	09/2023	6.7	2,565	2,539
NBC Intermediate, LLC	Beverage, Food and Tobacco	Senior loan	09/2023	N/A(4)	—	—
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.3	4,925	4,925
Polk Acquisition Corp.(3)	Automobile	Senior loan	06/2022	7.6	8,146	7,983
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.9	90	88
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.6	52	51
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	2,432	2,432
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.0	368	368
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	8.9	147	147
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	N/A(4)	—	—
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.6	5,924	5,924
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.6	1,155	1,155
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.6	622	622

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.59%	$539	$539
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.6	246	246
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.6	3,263	3,263
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2021	N/A(4)	—	—
Rubio's Restaurants, Inc(3)	Beverage, Food and Tobacco	Senior loan	10/2019	7.6	1,646	1,613
SEI, Inc.(3)	Electronics	Senior loan	07/2023	7.2	4,761	4,761
SEI, Inc.	Electronics	Senior loan	07/2023	N/A(4)	—	—
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.7	5,445	5,445
Self Esteem Brands, LLC(5)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	N/A(4)	—	—
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.4	5,910	5,910
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.4	291	291
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.4	100	100
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.3	1,015	934
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.3	795	732
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.3	141	130
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.3	52	48
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.4	3,549	3,549
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	7.3	2,163	2,033
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	N/A(4)	—	—
WIRB-Copernicus Group, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2022	6.6	5,327	5,327
					$113,670	$112,928

(1)	Represents the weighted average annual current interest rate as of June 30, 2019. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The entire commitment was unfunded as of June 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of June 30, 2019, the Company has committed to fund $109,375 of LLC equity interest subscriptions to GCIC SLF. As of June 30, 2019 and September 30, 2018, $48,356 and $48,356, respectively, of the Company's LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and nine months ended June 30, 2019, the Company received $1,206 and $3,434, respectively, in dividend income from the GCIC SLF LLC equity interests. For the three and nine months ended June 30, 2018, the Company received $1,641 and $4,065, respectively, in dividend income from the GCIC SLF LLC equity interests.

See below for certain summarized financial information for GCIC SLF as of June 30, 2019 and September 30, 2018 and for the three and nine months ended June 30, 2019 and 2018:

	As of June 30, 2019	As of September 30, 2018
Selected Balance Sheet Information:
Investments, at fair value	$112,928	$134,102
Cash and other assets	3,853	2,455
Total assets	$116,781	$136,557
Senior credit facility	$59,788	$79,650
Unamortized debt issuance costs	(246)	(569)
Other liabilities	316	403
Total liabilities	59,858	79,484
Members’ equity	56,923	57,073
Total liabilities and members' equity	$116,781	$136,557

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Selected Statement of Operations Information:
Interest income	$2,344	$3,241	$7,367	$9,274
Fee income	7	—	7	7
Total investment income	2,351	3,241	7,374	9,281
Interest and other debt financing expenses	947	1,307	2,778	3,783
Administrative service fee	45	63	150	179
Other expenses	28	26	78	84
Total expenses	1,020	1,396	3,006	4,046
Net investment income	1,331	1,845	4,368	5,235
Net change in unrealized appreciation (depreciation) on investments	57	(54)	(593)	1,018
Net increase in members' equity	$1,388	$1,791	$3,775	$6,253

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2019 and 2018. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2019 and September 30, 2018, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV per share (or its equivalent) of the underlying investment company as a practical expedient, were valued using Level 3 inputs.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2019 and September 30, 2018:

As of June 30, 2019	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	—	—	2,051,599	2,051,599
Equity investments(1)	—	—	37,888	37,888
Investment measured at NAV(2)(3)	—	—	—	49,808
Total assets, at fair value:	$—	$—	$2,089,487	$2,139,295

As of September 30, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,596,217	$1,596,217
Equity investments(1)	—	—	28,282	28,282
Money market funds(1)(4)	668	—	—	668
Investment measured at NAV(2)(3)	—	—	—	49,939
Total assets, at fair value:	$668	$—	$1,624,499	$1,675,106

(1)	Refer to the Consolidated Schedules of Investments for further details.

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

(3)	Represents the Company's investment in LLC equity interests in GCIC SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.

(4)	Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2019, reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2019 was $921 and $2,334, respectively. The net change in unrealized appreciation (depreciation) attributable to the Company’s Level 3 assets held as of June 30, 2018 for the three and nine months ended June 30, 2018 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2018 was ($1,433) and $2,039, respectively.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2019 and 2018:

	For the nine months ended June 30, 2019
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,596,217	$28,282	$1,624,499
Net change in unrealized appreciation (depreciation) on investments	(9,484)	2,999	(6,485)
Realized gain (loss) on investments	(559)	3,431	2,872
Funding of (proceeds from) revolving loans, net	2,054	—	2,054
Fundings of investments	702,985	7,822	710,807
PIK interest	2,087	—	2,087
Proceeds from principal payments and sales of portfolio investments	(248,739)	(4,646)	(253,385)
Accretion of discounts and origination fees	7,038	—	7,038
Fair value, end of period	$2,051,599	$37,888	$2,089,487

	For the nine months ended June 30, 2018
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,326,950	$20,647	$1,347,597
Net change in unrealized appreciation (depreciation) on investments	(21)	2,060	2,039
Realized gain (loss) on investments on foreign currency transactions	(327)	2,948	2,621
Funding of (proceeds from) revolving loans, net	(536)	—	(536)
Fundings of investments	545,951	5,841	551,792
PIK interest	1,394	—	1,394
Proceeds from principal payments and sales of portfolio investments	(318,578)	(4,480)	(323,058)
Accretion of discounts and origination fees	6,782	—	6,782
Fair value, end of period	$1,561,615	$27,016	$1,588,631

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2019 and September 30, 2018:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)(3)	$283,214	Market rate approach	Market interest rate	4.3% - 11.0% (6.9%)
		Market comparable companies	EBITDA multiples	5.0x - 24.0x (13.1x)
	17,759	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(2)(4)(5)	1,737,868	Market rate approach	Market interest rate	2.0% - 17.8% (8.5%)
		Market comparable companies	EBITDA multiples	5.0x - 47.0x (14.7x)
			Revenue multiples	1.5x - 14.2x (5.9x)
Subordinated debt and second lien loans(2)(6)	8,050	Market rate approach	Market interest rate	7.5% - 24.3% (22.6%)
		Market comparable companies	EBITDA multiples	8.5x - 17.5x (17.4x)
			Revenue multiples	3.0x
Equity(7)(8)	37,888	Market comparable companies	EBITDA multiples	5.0x - 47.0x (15.1x)
			Revenue multiples	1.5x - 6.0x (4.4x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

(2)
The fair value of this asset class was determined using the market rate and market comparable approaches, as applicable, as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of June 30, 2019 was determined using the market rate and market comparable approaches, as applicable.

(3)	Excludes $4,473 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(4)	Excludes $235 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(5)	The Company valued $1,516,883 and $220,985 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(6)
The Company valued $8,046 and $4 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.

(7)	Excludes $49,808 of LLC equity interests in GCIC SLF at fair value, which the Company valued using the NAV.

(8)	The Company valued $31,442 and $6,446 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of June 30, 2019 and September 30, 2018. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of June 30, 2019		As of September 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$997,823	$993,091	$762,330	$762,330
Other short-term borrowings	$4,001	$4,001	$—	$—

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not sought or obtained either approval and, as a result, remains subject to the 200% asset coverage requirement under the 1940 Act. As of June 30, 2019, the Company’s asset coverage for borrowed amounts was 216.0%.

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

As of June 30, 2019, the GCIC 2016 Notes were no longer outstanding. As of September 30, 2018, there were 93 portfolio companies with a total fair value of $397,419 securing the GCIC 2016 Notes. The pool of loans in the GCIC 2016 Debt Securitization was required to meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GCIC 2016 Debt Securitization was based on three-month LIBOR. For the three and nine months ended June 30, 2019, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2016 Debt Securitization were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Stated interest expense	$—	$2,804	$2,418	$7,593
Amortization of debt issuance costs	—	191	1,419	572
Total interest and other debt financing expenses	$—	$2,995	$3,837	$8,165
Cash paid for interest expense	$—	$2,528	$4,161	7,192
Annualized average stated interest rate	N/A	4.5%	4.8%	4.0%
Average outstanding balance	$—	$252,500	67,518	252,500

On December 13, 2018, the Company completed a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. The Class A-1, Class A-2 and Class B-1 GCIC 2018 Notes are included in the June 30, 2019 Consolidated Statement of Financial Condition as debt of the Company. As of June 30, 2019, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of June 30, 2019, there were 119 portfolio companies with a total fair value of $881,059 securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GCIC 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of June 30, 2019 based on the last interest rate reset was 2.59%. For the three and nine months ended June 30, 2019 the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Stated interest expense	$5,772	$—	$12,737	$—
Amortization of debt issuance costs	189	—	415	—
Total interest and other debt financing expenses	$5,961	$—	$13,152	$—
Cash paid for interest expense	$8,324	$—	$8,324	$—
Annualized average stated interest rate	4.2%	N/A	4.3%	N/A
Average outstanding balance	$546,500	$—	$400,367	$—

As of June 30, 2019, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

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

Revolving Credit Facilities: On December 31, 2014, as part of the Company’s acquisition of GCIC Funding as part of its formation transactions, the Company and GCIC Funding entered into an amendment to the senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, N.A., as the swingline lender,

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

collateral agent, account bank, collateral custodian, and administrative agent. On May 29, 2019, GCIC Funding entered into an amendment to increase the borrowing capacity of the Credit Facility from $200,000 to $300,000, subject to leverage and borrowing base restrictions. The other material terms of the Credit Facility were unchanged.

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

As of June 30, 2019 and September 30, 2018, the Company had outstanding debt under the Credit Facility of $180,109 and $434,830, respectively. For the three and nine months ended June 30, 2019, the Company had borrowings on the Credit Facility of $114,444 and $431,720, respectively, and repayments on the Credit Facility of $109,900 and $686,308, respectively. For the three and nine months ended June 30, 2018, the Company had borrowings on the Credit Facility of $219,200 and $465,050, respectively, and repayments on the Credit Facility of
$204,750 and $356,100, respectively.

For the three and nine months ended June 30, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Stated interest expense	$1,859	$4,136	$8,722	$11,400
Facility fees	84	76	212	170
Amortization of debt issuance costs	232	264	572	809
Total interest and other debt financing expenses	$2,175	$4,476	$9,506	$12,379
Cash paid for interest expense and facility fees	$1,954	$4,119	$9,467	$11,151
Annualized average stated interest rate	4.4%	4.2%	4.5%	3.9%
Average outstanding balance	$170,785	$392,069	$261,038	$385,894

On December 31, 2018, the Company and GCIC Funding II entered into a loan financing and servicing agreement (the “DB Credit Facility”) with the Company, as equityholder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian, which as of June 30, 2019 allowed GCIC Funding II to borrow up to $250,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

As of June 30, 2019, the DB Credit Facility bears interest at the applicable base rate plus 1.90% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

advances denominated in Canadian dollars, (ii) the three-month EURIBOR Interbank Offered Rate with respect to any advances denominated in Euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR with respect to any other advances. A non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. In addition, a syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. The reinvestment period of the DB Credit Facility expires on December 31, 2021 and the DB Credit Facility matures on December 31, 2024.

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

As of June 30, 2019, the Company had outstanding debt under the DB Credit Facility of $249,822. For the three and nine months ended June 30, 2019, the Company had borrowings on the DB Credit Facility of $23,370 and $264,554, respectively, and repayments on the DB Credit Facility of $1,028 and $14,879, respectively.

For the three and nine months ended June 30, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Stated interest expense	$2,701	$—	$4,163	$—
Facility fees	162	—	399	—
Amortization of debt issuance costs	216	—	432	—
Total interest and other debt financing expenses	$3,079	$—	$4,994	$—
Cash paid for interest expense and facility fees	$2,451	$—	$2,451	$—
Annualized average stated interest rate	4.4%	N/A	4.4%	N/A
Average outstanding balance	$247,277	$—	$125,188	$—
Revolver: On February 3, 2015, the Company entered into the Revolver with the Investment Adviser, with a maximum credit limit of $40,000. On February 7, 2018, the Company entered into an amendment to the Revolver to extend the maturity date to February 5, 2021. No other terms of the Revolver changed pursuant to such amendment. The Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”), which was 2.35% as of June 30, 2019. As of each of June 30, 2019 and September 30, 2018, the Company had no outstanding debt under the Revolver.

For the three and nine months ended June 30, 2019, the Company had borrowings on the Revolver of $0 and $24,200, respectively, and repayments on the Revolver of $0 and $24,200, respectively. For the three and nine months ended June 30, 2018, the Company had borrowings on the Revolver of $0 and $15,000, respectively, and repayments on the Revolver of $0 and $15,000, respectively. For the three and nine months ended June 30, 2019 and 2018, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Revolver were as follows:

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Stated interest expense	$—	$—	$3	$5
Cash paid for interest expense	1	—	12	5
Average stated interest rate	—%	—%	2.6%	1.7%
Average outstanding balance	$—	$—	$160	$353

SMBC Revolver: On May 17, 2016, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation as administrative agent, sole lead arranger and sole manager (as amended, the “SMBC Revolver”), which as of June 30, 2019, allowed GCIC to borrow up to $21,400 at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2019, the borrowing capacity under the SMBC Revolver was reduced from $75,000 to $21,400 as certain of the uncalled capital commitments that secure the facility were fully funded. On May 3, 2019, the Company entered into an amendment to the SMBC Revolver to extend the maturity date from May 17, 2019 to August 17, 2019.

As of June 30, 2019, the SMBC Revolver bears an interest rate at the Company's election of either one-month LIBOR plus 1.50% per annum or Prime. In addition to the stated interest rate on the SMBC Revolver, the Company is required to pay a non-usage fee at a rate of 0.20% per annum on the unused portion of the SMBC Revolver.

The SMBC Revolver is secured by the unfunded capital commitments of certain GCIC stockholders. GCIC has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the SMBC Revolver is subject to the leverage restrictions contained in the 1940 Act.

As of June 30, 2019 and September 30, 2018, the Company had outstanding debt under the SMBC Revolver of $21,400 and $75,000, respectively. For the three and nine months ended June 30, 2019, the Company had no borrowings on the SMBC Revolver and repayments on the SMBC Revolver of $22,950 and $53,600, respectively. For each of the three and nine months ended June 30, 2018, the Company had no borrowings and no repayments on the SMBC Revolver.

For the three and nine months ended June 30, 2019 and 2018, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Stated interest expense	$335	$660	$1,576	$1,813
Facility fees	—	—	2	—
Amortization of debt issuance costs	33	71	131	229
Total interest and other debt financing expenses	$368	$731	$1,709	$2,042
Cash paid for interest expense	$337	$592	$1,629	$1,751
Annualized average stated interest rate	4.0%	3.5%	3.9%	3.2%
Average outstanding balance	$33,386	$75,000	$53,379	$75,000

Other Short-Term Borrowings:  Borrowings with original maturities of less than one year are classified as short-term.  The Company’s short-term borrowings are the result of an investment that was sold under a repurchase agreement.  Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860 and remains as an investment on the Consolidated Statements of Financial Condition.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of each of June 30, 2019 and September 30, 2018, the Company had $4,001 and $0 outstanding short-term borrowings, respectively. For the three and nine months ended June 30, 2019, the annualized effective interest rate on short-term borrowings was 4.8% and 4.9%, respectively, and interest expense was $30 and $315, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2019 reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was $119 and $119, respectively.

For each of the three and nine months ended June 30, 2018, the annualized effective interest rate on short-term borrowings was 4.9% and interest expense was $68.

The Company’s average total debt outstanding (including the debt under the Credit Facility, DB Credit Facility, Revolver, SMBC Revolver, GCIC 2016 Debt Securitization, GCIC 2018 Debt Securitization and other short-term borrowings) for the three and nine months ended June 30, 2019 was $1,000,438 and $916,310. The Company’s average total debt outstanding (including the debt under the Credit Facility, Revolver, SMBC Revolver, GCIC 2016 Debt Securitization, and other short-term borrowings) for the three and nine months ended June 30, 2018 was $725,156 and $715,609, respectively.

For the three and nine months ended June 30, 2019, the effective annualized average interest rate, which includes amortization of debt issuance costs and non-usage facility fees, on the Company’s total debt outstanding was 4.7% and 4.9%, respectively. For the three and nine months ended June 30, 2018, the effective annualized average interest rate, which includes amortization of debt issuance costs and non-usage facility fees, on the Company’s total debt outstanding was 4.6% and 4.2%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2019 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2018 Debt Securitization	$546,492	$—	$—	$—	$546,492
Credit Facility	180,109	—	—	180,109	—
DB Credit Facility	249,822	—	—	—	249,822
SMBC Revolver	21,400	21,400	—	—	—
Other short-term borrowings	4,001	4,001	—	—	—
Total borrowings	$1,001,824	$25,401	$—	$180,109	$796,314

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $229,843 and $205,543 under various undrawn revolvers and other credit facilities as of June 30, 2019 and September 30, 2018, respectively. As described in Note 5, the Company had commitments of up to $61,019 and $61,019 to GCIC SLF as of June 30, 2019 and September 30, 2018, respectively, which may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of June 30, 2019 and September 30, 2018. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2019	2018
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income	(0.84)	(1.04)
From capital gains	(0.06)	(0.02)
Net investment income	0.96	0.95
Net realized gain (loss) on investments and foreign currency transactions	0.04	0.05
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(0.10)	0.06
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(3)	6.14%	7.30%
Number of common shares outstanding at the end of the period	78,053,988.796	59,743,807.048

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2019	2018
Ratio of net investment income to average net assets*	8.55%	8.53%
Ratio of total expenses to average net assets(4)*	7.30%	8.38%
Ratio of management fee waiver to average net assets *	(0.69)%	(0.70)%
Ratio of incentive fee waiver to average net assets	(0.30)%	(0.40)%
Ratio of net expenses to average net assets(4)*	6.31%	7.28%
Ratio of incentive fees to average net assets	1.25%	1.66%
Ratio of total expenses (without incentive fees, incentive fee waiver and management fee waiver) to average net assets(4)*	6.95%	6.18%
Total return based on average net asset value(5)*	8.09%	9.52%
Net assets at end of period	$1,170,810	$896,158
Average debt outstanding	$916,310	$715,610
Average debt outstanding per share	$11.74	$11.98
Portfolio Turnover*	17.18%	29.05%
Asset coverage ratio(6)	216.04%	217.43%
Asset coverage ratio per unit(7)	$2,160	$2,174
Average market value per unit(8):
2016 Debt Securitization	N/A	N/A
2018 Debt Securitization	N/A	N/A
Credit Facility	N/A	N/A
DB Credit Facility	N/A	N/A
SMBC Revolver	N/A	N/A
Revolver	N/A	N/A
Other short-term borrowings	N/A	N/A

* Annualized for periods of less than one year.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.

(3)	Total return based on net asset value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(4)	Expenses, other than incentive fees, are annualized for a period less than one year.

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

(5)
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

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2019 and 2018:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Earnings available to stockholders	$24,241	$20,476	$64,078	$58,998
Basic and diluted weighted average shares outstanding	75,516,790	58,083,180	70,731,718	55,363,298
Basic and diluted earnings per share	$0.32	$0.35	$0.90	$1.06

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations during the nine months ended June 30, 2019 and 2018:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the nine months ended June 30, 2019
08/07/2018	10/17/2018	12/28/2018	64,165,996.549	$0.0924	$5,931
11/27/2018	11/28/2018	12/28/2018	67,103,001.653	0.0831	5,573
11/27/2018	12/26/2018	02/27/2019	70,022,164.056	0.1033	7,234
11/27/2018	01/21/2019	02/27/2019	70,438,775.169	0.1155	8,136
02/05/2019	02/26/2019	05/24/2019	70,438,775.169	0.0821	5,783
02/05/2019	03/27/2019	05/24/2019	73,242,692.661	0.0980	7,180
02/05/2019	04/29/2019	07/26/2019	73,242,692.661	0.0984	7,209
05/07/2019	05/17/2019	07/26/2019	75,425,292.661	0.1174	8,852
05/07/2019	06/14/2019	07/26/2019	78,053,988.796	0.1048	8,180
Total dividends declared for the nine months ended June 30, 2019					$64,078
For the nine months ended June 30, 2018
08/02/2017	10/23/2017	12/28/2017	51,214,683.496	$0.1122	$5,745
11/17/2017	11/24/2017	12/28/2017	51,214,683.496	0.1045	5,353
11/17/2017	12/26/2017	02/26/2018	53,729,533.382	0.1250	6,716
11/17/2017	01/23/2018	02/26/2018	54,122,735.354	0.1202	6,509
02/06/2018	02/23/2018	05/23/2018	55,530,517.674	0.1005	5,579
02/06/2018	03/30/2018	05/23/2018	57,819,693.450	0.1491	8,620
02/06/2018	04/27/2018	07/24/2018	57,819,693.450	0.1351	7,812
05/04/2018	05/18/2018	07/24/2018	57,819,693.450	0.1046	6,047
05/04/2018	06/15/2018	07/24/2018	58,325,385.782	0.1135	6,617
Total dividends declared for the nine months ended June 30, 2018					$58,998

Golub Capital Investment Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table summarizes the Company’s dividends reinvested during the nine months ended June 30, 2019 and 2018:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value
For the nine months ended June 30, 2019
November 27, 2018	439,833.975	$15.00	$6,597
December 28, 2018	416,611.113	15.00	6,249
February 27, 2019	546,755.293	15.00	8,202
May 24, 2019	461,096.138	15.00	6,917
	1,864,296.519	$15.00	$27,965
For the nine months ended June 30, 2018
November 27, 2017	291,564.353	$15.00	$4,374
December 28, 2017	393,201.972	15.00	5,898
February 26, 2018	470,835.576	15.00	7,062
May 23, 2018	505,692.332	15.00	7,586
	1,661,294.233	$15.00	$24,920

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 12, 2019, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On August 6, 2019, the Board accelerated the payment date of a distribution initially declared by the Board on May 7, 2019 as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 19, 2019	August 28, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2019 through July 31, 2019 per share

On July 11, 2019, GBDC filed an amended registration statement on Form N-14, which included a joint proxy statement of the Company and GBDC and a prospectus of GBDC.  The registration statement on Form N-14 was declared effective by the SEC on July 12, 2019.  Special meetings for each of the Company's and GBDC's stockholders are scheduled for September 4, 2019 to vote on the matters described in the joint proxy statement as required by the Merger Agreement.

On July 26, 2019, the Company issued 827,654.940 shares of common stock through the DRIP.

The Company issued a capital call to stockholders that is due on August 16, 2019, which is summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of shares	8/16/2019	3,821,000.007	$15.00	$57,315

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $30.0 billion in capital under management as of June 30, 2019, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of June 30, 2019 and September 30, 2018, our portfolio at fair value was comprised of the following:

	As of June 30, 2019		As of September 30, 2018
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$305,446	14.3%	$211,035	12.6%
One stop	1,738,103	81.2	1,384,902	82.7
Second lien	7,855	0.4	—	0.0 *
Subordinated debt	195	0.0 *	280	0.0 *
LLC equity interests in GCIC SLF(1)	49,808	2.3	49,939	3.0
Equity	37,888	1.8	28,282	1.7
Total	$2,139,295	100.0%	$1,674,438	100.0%

* Represents an amount less than 0.1%

(1)	Proceeds from the limited liability company, or LLC, equity interests invested in GCIC Senior Loan Fund LLC, or GCIC SLF, were utilized by GCIC SLF to invest in senior secured loans.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2019 and September 30, 2018, one stop loans included $221.0 million and $134.9 million, respectively, of late stage lending loans at fair value.

As of June 30, 2019 and September 30, 2018, we had debt and equity investments in 213 and 186 portfolio companies, respectively, and an investment in GCIC SLF.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three and nine months ended June 30, 2019 and 2018 was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Weighted average annualized income yield(1)	8.6%	8.8%	8.6%	8.4%
Weighted average annualized investment income yield(2)	9.3%	9.5%	9.1%	9.0%
Total return based on average net asset value(3)*	8.6%	9.5%	8.1%	9.5%
Total return based on net asset value per share(4)	2.2%	2.5%	6.1%	7.3%

*	Annualized for periods of less than one year

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
As of June 30, 2019, GCIC has earned an inception-to-date internal rate of return, or IRR, of 8.8% for stockholders taken as a whole. For the nine months ended June 30, 2019 and 2018, GCIC earned a year-to-date IRR of 8.0% and 9.9%, respectively, for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien, or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.”

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

Recent Developments

On August 6, 2019, our board of directors accelerated the payment date of a distribution initially declared on May 7 5, 2019 as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 19, 2019	August 28, 2019
Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period July 1, 2019 through July 31, 2019 per share

Assuming requisite stockholder approval and satisfaction of other closing conditions for the Merger, our board of directors intends to declare a final distribution for the earnings period from August 1, 2019 to the closing date of the Merger, to be paid at or near the closing date of the Merger.

On July 11, 2019, Golub Capital BDC, Inc (“GBDC”) filed an amended registration statement on Form N-14, which included a joint proxy statement of us and GBDC and a prospectus of GBDC. The registration statement on Form N-14 was declared effective by the SEC on July 12, 2019.  Special meetings for each of us and GBDC's stockholders are scheduled for September 4, 2019 to vote on the matters described in the joint proxy statement as required by the Merger Agreement.

On July 26, 2019, we issued 827,654.940 shares of common stock through the DRIP.

We issued a capital call to stockholders that is due on August 16, 2019, which is summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
				(In thousands)
Issuance of shares	8/16/2019	3,821,000.007	$15.00	$57,315

Consolidated Results of Operations

Consolidated operating results for the three and nine months ended June 30, 2019 and 2018 are as follows:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In thousands)			(In thousands)
Interest income	$42,553	$30,909	$11,644	$118,718	$87,307	$31,411
Income from accretion of discounts and origination fees	3,297	2,611	686	7,039	6,782	257
Dividend income from LLC equity interests in GCIC SLF	1,206	1,641	(435)	3,434	4,065	(631)
Dividend income	26	3	23	56	80	(24)
Fee income	848	1,147	(299)	1,321	2,435	(1,114)
Total investment income	47,930	36,311	11,619	130,568	100,669	29,899
Net expenses	22,711	16,895	5,816	62,853	47,777	15,076
Net investment income	25,219	19,416	5,803	67,715	52,892	14,823
Net realized gain (loss) on investments and foreign currency transactions	3,788	2,454	1,334	2,871	2,548	323
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(4,766)	(1,394)	(3,372)	(6,508)	3,558	(10,066)
Net increase in net assets resulting from operations	$24,241	$20,476	$3,765	$64,078	$58,998	$5,080
Average earning debt investments, at fair value (1)	$1,868,905	$1,465,996	$402,909	$1,779,350	$1,432,555	$346,795

(1)	Does not include our investment in LLC equity interests in GCIC SLF.
Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to call and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from June 30, 2018 to June 30, 2019. As a result, quarterly comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended June 30, 2018 to the three months ended June 30, 2019 by $11.6 million primarily as a result of an increase in the average earning debt investment balance, which is the average balance of accruing loans in our investment portfolio, of $402.9 million and an increase in the London Interbank Offered Rate, or LIBOR.

Investment income increased from the nine months ended June 30, 2018 to the nine months ended June 30, 2019 by $29.9 million primarily as a result of an increase in the average earning debt investment balance of $346.8 million and an increase in LIBOR.

The annualized income yield by debt security type for the three and nine months ended June 30, 2019 and 2018 was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Senior secured	7.8%	7.2%	7.5%	7.0%
One stop	8.7%	9.0%	8.7%	8.6%
Second lien	12.2%	N/A	12.2%	N/A
Subordinated debt	6.9%	19.7%	10.1%	19.7%

Annualized income yields on senior secured loans increased for the three and nine months ended June 30, 2019 compared to the three and nine months ended June 30, 2018 primarily due to the rise in LIBOR. The annualized income yield on one stop loans decreased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to an increase in fee income on one stop loans during the three months ended June 30,

2018 relative to the three months ended June 30, 2019. The annualized income yield on one stop loans increased for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 despite the rise in LIBOR due to an increase in fee income during the nine months ended June 30, 2018. As of June 30, 2019, we have two second lien investments and three subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, quarterly income yields on subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three and nine months ended June 30, 2019 and 2018:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In thousands)			(In thousands)
Interest and facility fee expenses	$10,943	$7,744	$3,199	$30,547	$21,049	$9,498
Amortization of debt issuance costs	670	526	144	2,969	1,610	1,359
Base management fee, net of waiver	5,245	4,058	1,187	14,580	11,502	3,078
Income Incentive Fee, net of waiver	4,424	3,439	985	11,732	9,502	2,230
Capital Gain Incentive Fee, net of waiver	(151)	73	(224)	(1,233)	953	(2,186)
Professional fees	796	465	331	2,073	1,437	636
Administrative service fee	721	538	183	2,019	1,564	455
General and administrative expenses	63	52	11	166	160	6
Net expenses	$22,711	$16,895	$5,816	$62,853	$47,777	$15,076
Average debt outstanding	$1,000,439	$725,156	$275,283	$916,310	$715,610	$200,700

Interest Expense

Interest and facility fee expenses increased by $3.2 million from the three months ended June 30, 2018 to the three months ended June 30, 2019 primarily due to an increase in the weighted average of outstanding borrowings from $725.2 million for the three months ended June 30, 2018 to $1,000.4 million for the three months ended June 30, 2019 and an increase in LIBOR. Interest and facility fee expenses increased by $9.5 million from the nine months ended June 30, 2018 to the nine months ended June 30, 2019 primarily due to an increase in the weighted average of outstanding borrowings from $715.6 million for the nine months ended June 30, 2018 to $916.3 million for the nine months ended June 30, 2019 and an increase in LIBOR. For more information about our outstanding borrowings for the three and nine months ended June 30, 2019 and 2018, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

The amortization of debt issuance costs increased by $1.4 million from the nine months ended June 30, 2018 to the nine months ended June 30, 2019 primarily attributable to a one-time acceleration of $1.3 million in deferred financing costs associated with the early redemption of notes issued under the GCIC 2016 Debt Securitization in December 2018. This redemption was done in connection with the execution of the GCIC 2018 Debt Securitization.

The effective average interest rate on our outstanding debt increased to 4.7% for the three months ended June 30, 2019 from 4.6% for the three months ended June 30, 2018 primarily due to the increase in LIBOR and the increase in amortization of debt issuance costs, which was partially offset by a weighted average decrease in the spread over LIBOR on our variable rate debt outstanding.

The effective average interest rate on our outstanding debt increased to 4.9% for the nine months ended June 30, 2019 from 4.2% for the nine months ended June 30, 2018 primarily due to the increase in LIBOR, which is the index that determines the interest rate on our floating rate liabilities, and the increase in amortization of debt issuance costs which was partially offset by a weighted average decrease in the spread over LIBOR on our variable rate debt outstanding.

Management Fee

The base management fee increased as a result of a sequential increase in average adjusted gross assets from the three and nine months ended June 30, 2018 to the three and nine months ended June 30, 2019.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $1.0 million and $2.2 million, respectively, from the three and nine months ended June 30, 2018 to the three and nine months ended June 30, 2019, primarily as a result of the increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) of $10.1 million and $18.4 million, respectively. For the three and nine months ended June 30, 2019 and 2018, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee earned by GC Advisors as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 15.0%.

There was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement for the three and nine months ended June 30, 2019 and 2018. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement.

The accrual for the Capital Gain Incentive Fee under GAAP was a reversal of $0.2 million, or less than $0.01 per share, and a reversal of $1.2 million, or $0.02 per share for the three and nine months ended June 30, 2019, respectively. The accrual for the Capital Gain Incentive Fee under GAAP was less than $0.1 million, or less than $0.01 per share, and $1.0 million, or $0.02 per share for the three and nine months ended June 30, 2018, respectively. The reversal in accruals for a Capital Gain Incentive Fee under GAAP for the three and nine months ended June 30, 2019 from the three and nine months ended June 30, 2018, was primarily the result of unrealized depreciation of debt and equity investments. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

As of June 30, 2019 and September 30, 2018, the cumulative Capital Gain Incentive Fee accrual in accordance with GAAP was $1.1 million and $2.3 million, respectively, none of which was payable as a Capital Gain Incentive Fee pursuant to the Investment Advisory Agreement. The Merger would, if completed, result in the effective sale of us and all of our assets and liabilities to GBDC and the Merger Agreement provides for the termination of the Investment Advisory Agreement. Upon termination of the Investment Advisory Agreement, the final calculation of the Capital Gain Incentive Fee under the Investment Advisory Agreement will treat all of our investments as being sold at their respective fair values on the date immediately preceding the closing of the Merger. Assuming the Merger had been completed and the Investment Advisory Agreement terminated on June 30, 2019, we would have a payment to GC Advisors of a capital gain incentive fee of $1.1 million pursuant to the Investment Advisory Agreement.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.5 million from the three months ended June 30, 2018 to the three months ended June 30, 2019 and increased by $1.1 million from the nine months ended June 30, 2018 to the nine months ended June 30, 2019. These increases are associated with increased costs to service a growing portfolio. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and nine months ended June 30, 2019 were $0.2 million and $1.2 million, respectively. Total expenses reimbursed by us to the Administrator for the three and nine months ended June 30, 2018 were $0.2 million and $1.0 million, respectively.

As of June 30, 2019 and September 30, 2018, included in accounts payable and accrued expenses were $1.0 million and $0.2 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended June 30, 2019 and 2018:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In thousands)			(In thousands)
Net realized gain (loss) on investments	$3,814	$2,510	$1,304	$2,872	$2,621	$251
Foreign currency transactions	(26)	(56)	30	(1)	(73)	72
Net realized gain (loss) on investments and foreign currency transactions	$3,788	$2,454	$1,334	$2,871	$2,548	$323
Unrealized appreciation on investments	9,167	8,151	1,016	22,008	14,752	7,256
Unrealized (depreciation) on investments	(13,893)	(9,584)	(4,309)	(28,493)	(12,713)	(15,780)
Unrealized appreciation on investments in GCIC SLF (1)	8	—	8	—	1,406	(1,406)
Unrealized (depreciation) on investments in GCIC SLF (1)	—	(74)	74	(131)	—	(131)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(48)	113	(161)	108	113	(5)
Net change in unrealized appreciation (depreciation) on investments, investments in GCIC SLF, and foreign currency translation	$(4,766)	$(1,394)	$(3,372)	$(6,508)	$3,558	$(10,066)

(1)	Unrealized appreciation (depreciation) on investments in GCIC SLF includes our investment in LLC equity interests in GCIC SLF.
For the three months ended June 30, 2019, we had a net realized gain on investments and foreign currency transactions of $3.8 million primarily due to the realized gain on the sale of one equity investment. For the nine months ended June 30, 2019, we had a net realized gain on investments and foreign currency transactions of $2.9 million primarily due to a realized gain on the sale of one equity investment that was offset by realized losses recognized on the restructure of two portfolio company investments.

For the three months ended June 30, 2019, we had $13.9 million in unrealized depreciation on 190 portfolio company investments, which was offset by $9.2 million in unrealized appreciation on 118 portfolio company investments. For the nine months ended June 30, 2019, we had $28.5 million in unrealized depreciation on 191 portfolio company investments, which was partially offset by $22.0 million in unrealized appreciation on 171 portfolio company investments. Unrealized appreciation during the three and nine months ended June 30, 2019 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments and the reversal of the net unrealized depreciation associated with the sale or restructure of three portfolio company equity investments. Unrealized depreciation resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments during the three and nine months ended June 30, 2019.

For the three and nine months ended June 30, 2019, we had less than $10,000 in unrealized appreciation and $0.1 million in unrealized depreciation, respectively, in unrealized depreciation on our investment in GCIC SLF LLC equity interests, which was primarily driven by net negative credit related adjustments associated with GCIC SLF's investment portfolio netted against net investment income at GCIC SLF.

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

Liquidity and Capital Resources

For the nine months ended June 30, 2019, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $25.3 million. During the period we used $394.0 million in operating activities, primarily as a result of fundings of portfolio investments of $710.8 million, partially offset by proceeds from principal payments and sales of portfolio investments of $253.4 million and net investment income of $67.7 million. Lastly, cash provided by financing activities was $419.3 million, primarily driven by borrowings on debt of $1,342.0 million and proceeds from the issuance of common shares of $210.8 million that were partially offset by repayments of debt of $1,106.5 million, borrowings on other short-term borrowings of $40.2 million, repayments on other short-term borrowings of $36.0 million and distributions paid of $23.7 million.

For the nine months ended June 30, 2018, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $12.2 million. During the period we used $181.4 million in operating activities, primarily as a result of fundings of portfolio investments of $563.7 million, partially offset by proceeds from principal payments and sales of portfolio investments of $332.5 million and net investment income of $52.9 million. Lastly, cash provided by financing activities was $169.2 million, primarily driven by borrowings on debt of $480.1 million and proceeds from the issuance of common shares of $102.4 million that were partially offset by repayments of debt of $402.5 million and distributions paid of $21.8 million.

As of June 30, 2019 and September 30, 2018, we had cash and cash equivalents of $12.9 million and $14.4 million, respectively. In addition, we had foreign currencies of $0.1 million and $0.2 million as of June 30, 2019 and September 30, 2018, respectively, restricted cash and cash equivalents of $50.1 million and $23.9 million as of June 30, 2019 and September 30, 2018, respectively, and restricted foreign currencies of $0.6 million as of June 30, 2019. We held no restricted foreign currencies as of September 30, 2018.

Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of June 30, 2019, $33.9 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the GCIC 2018 Debt Securitization, which is described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the GCIC 2018 Debt Securitization. As of June 30, 2019, $9.2 million of our restricted cash and cash equivalents and restricted foreign currencies could be used to fund investments that meet the guidelines under our senior secured revolving credit facility by and among our wholly-owned subsidiary GCIC Funding LLC, or GCIC Funding, Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, or, as amended, the Credit Facility, as well as for the payment of interest expense and revolving debt of the Credit Facility. As of June 30, 2019, $7.6 million of our restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the revolving debt of our senior secured revolving credit facility with Deutsche Bank AG, New York Branch, as facility agent, or the DB Credit Facility, as well as for the payment of interest expense on the DB Credit Facility.

As of June 30, 2019, the Credit Facility allowed GCIC Funding to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2019 and September 30, 2018, we had $180.1 million and $434.8 million outstanding under the Credit Facility, respectively. As of June 30, 2019 and September 30, 2018, subject to leverage and borrowing base restrictions, we had approximately $119.9 million and $77.3 million, respectively, of remaining commitments and $55.1 million and $59.0 million, respectively, of availability on the Credit Facility.

As of June 30, 2019, our revolving credit facility with Sumitomo Mitsui Banking Corporation as administrative agent, sole lead arranger and sole manager, or, as amended, the SMBC Revolver, allowed us to borrow up to $21.4 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2019 and September 30, 2018, we had $21.4 million and $75.0 million outstanding under the SMBC Revolver. As of each of June 30, 2019 and September 30, 2018, subject to leverage and borrowing base restrictions, we had $0 of remaining commitments and $0 of availability under the SMBC Revolver.

As of June 30, 2019, the DB Credit Facility, allowed us to borrow up to $250.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2019, we had $249.8 million outstanding under the DB Credit Facility. As of June 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $0.2 million of remaining commitments and $0.2 million of availability on the DB Credit Facility. The DB Credit Facility was not outstanding as of September 30, 2018.

As of June 30, 2019, we were permitted to borrow up to $40.0 million at any one time outstanding, under the terms of the revolving line of credit with GC Advisors, or, as amended, the Revolver. We entered into the Revolver in order to have the ability to borrow funds on a short-term basis and have in the past, and generally intend in the future, that borrowings under the Revolver will be repaid within the same quarter in which they are drawn. As of each of June 30, 2019 and September 30, 2018, we had no amounts outstanding under the Revolver.

On August 16, 2016, we completed the GCIC 2016 Debt Securitization in which the GCIC 2016 Issuer issued an aggregate of $410.1 million of notes, or the GCIC 2016 Notes, including $220.0 million of Class A GCIC 2016 Notes, which bore interest at a rate of three-month LIBOR plus 2.15%, $32.5 million of Class B GCIC 2016 Notes, which bore interest at a rate of three-month LIBOR plus 3.00%, $42.3 million of Class C GCIC 2016 Notes, which bore interest at a rate of three-month LIBOR plus 3.10%, and $28.6 million of Class D GCIC 2016 Notes, which bore interest at a rate of three-month LIBOR plus 3.25%, and $86.7 million of LLC equity interests in the GCIC 2016 Issuer that do not bear interest. We retained all of the Class C and Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 Issuer totaling $42.3 million, $28.6 million and $86.7 million, respectively. In connection with the notes issued by the 2018 Debt Securitization, we redeemed all of the outstanding notes under the 2016 Debt Securitization and following such redemption, the agreements governing the 2016 Debt Securitization were terminated. The Class A and Class B GCIC 2016 Notes are included in the September 30, 2018 Consolidated Statement of Financial Condition as our debt and the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes and LLC equity interests in the GCIC 2016 issuer were eliminated in consolidation. As of June 30, 2019 and September 30, 2018, we had outstanding debt under the GCIC 2016 Debt Securitization of $0 and $252.5 million, respectively.

As of June 30, 2019, the GCIC 2016 Notes were no longer outstanding. As of September 30, 2018, there were 93 portfolio companies with a total fair value of $391.4 million securing the GCIC 2016 Notes. The pool of loans in the

GCIC 2016 Debt Securitization was required to meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

On December 13, 2018, we completed the GCIC 2018 Debt Securitization. The notes offered in the GCIC 2018 Debt Securitization, or the GCIC 2018 Notes, were issued by the GCIC 2018 Issuer, a subsidiary of GCIC CLO II Depositor LLC, or the GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490.0 million of AAA/AAA Class A-1 GCIC 2018 Notes, $38.5 million of AAA Class A-2 GCIC 2018 Notes, and $18.0 million of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, we indirectly retained all of the Class B-2, C and D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes totaling $27.0 million, $95.0 million, $60.0 million, and $179.7 million, respectively. The Class A-1, Class A-2 and Class B-1 GCIC 2018 Notes are included in the June 30, 2019 Consolidated Statement of Financial Condition as our debt. As of June 30, 2019 the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of June 30, 2019 and September 30, 2018, we had outstanding debt under the GCIC 2018 Debt Securitization of $901.8 million and $0, respectively.

As part of each of the 2016 GCIC Debt Securitization and the 2018 GCIC Debt Securitization, GCIC entered into master loan sale agreements under which GCIC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2016 GCIC Issuer and the 2018 GCIC Issuer, as applicable, and to purchase or otherwise, directly or indirectly, acquire the Class C GCIC 2016 Notes, Class D GCIC 2016 Notes, LLC equity interests in the GCIC 2016 Issuer, Class B-2 GCIC 2018 Notes, Class C GCIC 2018 Notes, Class D GCIC 2018 Notes and Subordinated GCIC 2018 Notes, as applicable. As of June 30, 2019, the GCIC 2016 Notes were no longer outstanding and the GCIC 2018 Notes (other than the Subordinated GCIC 2018 Notes) were the secured obligations of the GCIC 2018 Issuer. The indenture that governed the GCIC 2016 Notes and the indenture governing the GCIC 2018 Notes each include customary covenants and events of default.

As of June 30, 2019 and September 30, 2018, we had investor capital subscriptions totaling $1,110.7 million and $1,136.9 million, respectively, of which $1,052.2 million and $841.6 million, respectively, had been called and contributed, leaving $58.5 million and $295.4 million of uncalled investor capital subscriptions, respectively. We issued a capital call to stockholders that is due on August 16, 2019 equal to the remaining uncalled investor capital subscriptions, net of subscriptions which expired after June 30, 2019, of $57.3 million.

GC Advisors has determined that it is possible that not all remaining undrawn commitments to purchase our common stock will be drawn prior to a public offering or other liquidity event, and as a result, we expect to reach agreements from time to time with one or more stockholders to cancel all or a portion of their remaining undrawn commitments. We do not expect such agreements to be material to us, individually or in the aggregate. On January 1, 2018 and April 1, 2018, we reached agreements to cancel undrawn subscriptions totaling $55.8 million and $20.7 million in the aggregate, respectively. Additionally, as of June 30, 2019, undrawn subscriptions totaling $26.3 million had expired pursuant to the terms of the respective subscription agreements. On May 4, 2018, our board of directors authorized us to negotiate from time to time certain repurchases shares of our common stock in an aggregate amount not to exceed $100 million at prices not in excess of the most recently computed net asset value of common stock at the time of any such repurchase. Effective July 1, 2018, we entered into agreements with certain stockholders to repurchase 1,706,418.667 shares of common stock at a net asset value per share of $15.00 totaling $25.6 million in the aggregate.

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act, or SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We are still evaluating the merits of operating with a higher leverage ratio, and have not sought or obtained either approval and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of June 30, 2019, our asset coverage for borrowed amounts was 216.0%.

As of June 30, 2019 and September 30, 2018, we had outstanding commitments to fund investments, excluding our investment in GCIC SLF, totaling $229.8 million and $205.5 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2019 and September 30, 2018, respectively, subject to the terms of each loan’s respective credit agreement. As of June 30, 2019, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility, DB Credit Facility, and Revolver, ongoing principal repayments on debt investments assets and uncalled investor capital subscriptions.

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

Although we expect to fund the growth of our investment portfolio through net proceeds from our dividend reinvestment plan as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition, we may, from time to time, amend or refinance our leverage facilities and securitization financings, to the extent permitted by applicable law. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing in capital generated by repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.

Portfolio Composition, Investment Activity and Yield

As of June 30, 2019 and September 30, 2018, we had investments in 213 and 186 portfolio companies, respectively, with a total fair value of $2,089.5 million and $1,624.5 million, respectively. As of June 30, 2019 and September 30, 2018, we had investments in GCIC SLF with a total fair value of $49.8 million and $49.9 million, respectively.

The following table shows the asset mix of our new investment commitments for the three and nine months ended June 30, 2019 and 2018:

	For the three months ended June 30,				For the nine months ended June 30,
	2019		2018		2019		2018
	New Commitments (In thousands)	Percentage of Commitments	New Commitments (In thousands)	Percentage of Commitments	New Commitments (In thousands)	Percentage of Commitments	New Commitments (In thousands)	Percentage of Commitments
Senior secured	$78,361	22.3%	$23,920	9.4%	$150,566	19.5%	$104,527	15.5%
One stop	261,346	74.5	227,445	89.4	604,128	78.2	549,495	81.8
Second lien	9,869	2.8	218	0.1	9,992	1.3	218	0.0 *
LLC equity interests in GCIC SLF(1)	—	—	—	—	—	—	11,900	1.8
Equity	1,433	0.4	2,769	1.1	7,821	1.0	5,830	0.9
Total new investment commitments	$351,009	100.0%	$254,352	100.0%	$772,507	100.0%	$671,970	100.0%

* Represents an amount less than 0.1%.

(1)
GCIC SLF’s proceeds from the LLC equity interests were utilized by GCIC SLF to invest in senior secured loans. As of June 30, 2019, GCIC SLF had investments in senior secured loans to 28 different borrowers.

For the three and nine months ended June 30, 2019, we had approximately $172.2 million and $253.4 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies.
For the three and nine months ended June 30, 2019, we had sales of securities in three and 13 portfolio companies aggregating approximately $3.9 million and $4.7 million, respectively, in net proceeds.

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

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2019 (1)			As of September 30, 2018 (1)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$301,947	$298,958	$300,973	$207,782	$205,615	$206,557
Non-accrual (2)	13,307	11,499	4,473	8,607	8,593	4,478
One stop:
Performing	1,757,721	1,737,777	1,737,868	1,392,834	1,376,080	1,384,183
Non-accrual (2)	285	260	235	1,127	1,101	719
Subordinated debt:
Performing	195	191	195	280	280	280
Non-accrual (2)	—	—	—	—	—	—
Second lien debt
Performing	8,044	7,850	7,855	—	—	—
Non-accrual (2)	—	—	—	—	—	—
LLC equity interests in GCIC SLF (3)	N/A	48,356	49,808	N/A	48,356	49,939
Equity	N/A	29,704	37,888	N/A	23,097	28,282
Total	$2,081,499	$2,134,595	$2,139,295	$1,610,630	$1,663,122	$1,674,438

(1)	37 and 24 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of June 30, 2019 and September 30, 2018, respectively.

(2)
We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”

(3)	Proceeds from the LLC equity interests in GCIC SLF were utilized by GCIC SLF to invest in senior secured loans.
As of June 30, 2019, we had five debt investments on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 0.6% and 0.2%, respectively.  As of September 30, 2018, we had three debt investments on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 0.6% and 0.3%, respectively. As of June 30, 2019 and September 30, 2018, the fair value of our debt investments as a percentage of the outstanding principal value was 98.6% and 99.1%, respectively.

The following table shows the weighted average rate and spread over LIBOR of floating rate investments of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and nine months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Weighted average rate of new investment fundings	8.0%	7.6%	8.1%	7.9%
Weighted average spread over LIBOR of new floating rate investment fundings	5.4%	5.6%	5.7%	6.2%
Weighted average rate of sales and payoffs of portfolio investments(1)	8.7%	8.4%	8.7%	7.7%
Weighted average annualized income yield (2)	8.6%	8.8%	8.6%	8.4%

(1)	Excludes exits on investments on non-accrual status.

(2)
Represents income from interest, and fees, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning debt investments and does not represent a return to any investor in us.

As of June 30, 2019, 91.2% and 91.3% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2018, 98.8% and 98.8% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2019 and September 30, 2018, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding GCIC SLF and its underlying borrowers) was $27.4 million and $26.6 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2019 and September 30, 2018:

	June 30, 2019		September 30, 2018
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$89,486	4.2%	$104,563	6.3%
4	1,889,566	88.3	1,439,656	86.0
3	141,797	6.6	110,695	6.6
2	17,342	0.8	18,813	1.1
1	1,104	0.1	711	0.0 *
Total	$2,139,295	100.0%	$1,674,438	100.0%

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

As of June 30, 2019, GCIC SLF is capitalized by LLC equity interest subscriptions from its members. As of June 30, 2019 and September 30, 2018, we and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests. GCIC SLF’s profits and losses are allocated to us and Aurora in accordance with our respective ownership interests.
As of June 30, 2019 and September 30, 2018, GCIC SLF had the following commitments from its members (in the aggregate):

	As of June 30, 2019		As of September 30, 2018
	Committed	Funded (1)	Committed	Funded (1)
	(In thousands)		(In thousands)
LLC equity commitments	$125,000	$55,264	$125,000	$55,264
Total	$125,000	$55,264	$125,000	$55,264

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

As of June 30, 2019, the reinvestment period for the senior secured revolving credit facility, or, as amended, the GCIC SLF Credit Facility, that GCIC Senior Loan Fund II, LLC, or GCIC SLF II, a wholly-owned subsidiary of GCIC SLF, entered into with Wells Fargo Bank, N.A., had ended and the maximum commitment under the GCIC SLF Credit Facility was equal to advances outstanding. The reinvestment period of the GCIC SLF Credit Facility ended September 27, 2018. The stated maturity date is September 28, 2022. As of June 30, 2019 and September 30, 2018, GCIC SLF II had outstanding debt under the GCIC SLF Credit Facility of $59.8 million and $79.7 million, respectively.

Through the reinvestment period, borrowings under the GCIC SLF Credit Facility bore interest at one-month LIBOR plus a rate between 1.75% and 2.05% per annum, depending on the composition of the collateral asset portfolio. Following the expiration of the reinvestment period, borrowings under the GCIC SLF Credit Facility bear interest at one-month LIBOR plus 2.05%.

As of June 30, 2019 and September 30, 2018, GCIC SLF had total assets at fair value of $116.8 million and $136.6 million, respectively. As of June 30, 2019 and September 30, 2018, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of June 30, 2019 and September 30, 2018, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $7.8 million and $11.5 million, respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of June 30, 2019 and September 30, 2018:

	As of June 30, 2019	As of September 30, 2018
	(Dollars in thousands)
Senior secured loans (1)	$113,670	$134,270
Weighted average current interest rate on senior secured loans (2)	7.5%	7.4%
Number of borrowers in GCIC SLF	28	33
Largest portfolio company investments (1)	$8,486	$8,357
Total of five largest portfolio company investments (1)	$34,874	$33,966

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)

1A Smart Start LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.8%	$1,915	$1,915
Boot Barn, Inc.(3)	Retail Stores	Senior loan	06/2023	6.8	3,159	3,159
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.1	3,800	3,796
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	N/A(4)	—	—
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.9	5,807	5,690
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.4	22	21
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.7	2,013	2,013
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.7	1,014	1,014
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.8	2,058	2,058
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.8	1,035	1,035
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.8	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.8	40	40
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	N/A(4)	—	—
Elite Sportswear, L.P.	Retail Stores	Senior loan	12/2021	8.6	2,814	2,758
Elite Sportswear, L.P.	Retail Stores	Senior loan	12/2021	8.6	1,131	1,109
Elite Sportswear, L.P.	Retail Stores	Senior loan	12/2021	8.6	582	570
Elite Sportswear, L.P.	Retail Stores	Senior loan	12/2021	8.9	369	362
Elite Sportswear, L.P.	Retail Stores	Senior loan	12/2021	8.6	198	194
Elite Sportswear, L.P.	Retail Stores	Senior loan	12/2021	8.6	88	86
Elite Sportswear, L.P.	Retail Stores	Senior loan	12/2021	8.6	85	83
Elite Sportswear, L.P.	Retail Stores	Senior loan	12/2021	8.9	20	19
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	2,642	2,642
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	734	734
Flexan, LLC(3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	10.0	232	232
G & H Wire Company, Inc(3)	Healthcare, Education and Childcare	Senior loan	09/2023	8.2	5,298	5,298
Gamma Technologies, LLC(3)	Electronics	Senior loan	06/2024	7.7	4,345	4,345
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	8.3	4,452	4,452
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	1,963	1,963
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	102	102
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	55	55
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2020	N/A(4)	—	—
Mills Fleet Farm Group LLC(3)	Retail Stores	Senior loan	10/2024	8.7	5,970	5,970
NBC Intermediate, LLC	Beverage, Food and Tobacco	Senior loan	09/2023	6.7	2,565	2,539
NBC Intermediate, LLC	Beverage, Food and Tobacco	Senior loan	09/2023	N/A(4)	—	—
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.3	4,925	4,925
Polk Acquisition Corp.(3)	Automobile	Senior loan	06/2022	7.6	8,146	7,983
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.9	90	88
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.6	52	51
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	2,432	2,432
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.0	368	368
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	8.9	147	147
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	N/A(4)	—	—
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.6	5,924	5,924
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.6	1,155	1,155

Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)

Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.6%	$622	$622
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.6	539	539
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.6	246	246
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.6	3,263	3,263
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2021	N/A(4)	—	—
Rubio's Restaurants, Inc(3)	Beverage, Food and Tobacco	Senior loan	10/2019	7.6	1,646	1,613
SEI, Inc.(3)	Electronics	Senior loan	07/2023	7.2	4,761	4,761
SEI, Inc.	Electronics	Senior loan	07/2023	N/A(4)	—	—
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.7	5,445	5,445
Self Esteem Brands, LLC(5)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	N/A(4)	—	—
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.4	5,910	5,910
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.4	291	291
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.4	100	100
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.3	1,015	934
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.3	795	732
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.3	141	130
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.3	52	48
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.4	3,549	3,549
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	7.3	2,163	2,033
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	N/A(4)	—	—
WIRB-Copernicus Group, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2022	6.6	5,327	5,327
					$113,670	$112,928

(1)	Represents the weighted average annual current interest rate as of June 30, 2019. All interest rates are payable in cash.

(2)
Represents the fair value in accordance with Accounting Standards Codification, or ASC, Topic 820 - Fair Value Measurement, or ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The entire commitment was unfunded as of June 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

GCIC SLF Investment Portfolio as of September 30, 2018
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	7.0%	$1,337	$1,344
1A Smart Start LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.7	595	596
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.2	5,940	5,940
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	06/2022	7.2	237	237
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	6.9	5,001	5,001
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.1	4,023	4,020
Captain D's, LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.7	5,947	5,947
Captain D's, LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.9	23	23
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.9	2,028	1,988
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.9	1,022	1,001
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.9	2,074	2,074
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.9	1,043	1,043
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.9	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.9	40	40
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	3,062	3,062
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	1,231	1,231
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	634	634
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	216	216
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	96	96
Elite Sportswear, L.P.	Retail Stores	Senior loan	06/2020	8.1	92	92
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.5	2,026	2,026
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	2,662	2,662
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	739	739
Flexan, LLC (3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.8	136	136
G & H Wire Company, Inc (3)	Healthcare, Education and Childcare	Senior loan	09/2023	8.0	5,769	5,769
Gamma Technologies, LLC (3)	Electronics	Senior loan	06/2024	7.7	4,378	4,378
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	9.0	4,887	4,887
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.7	1,973	1,973
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.7	103	103
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.7	55	55
Mills Fleet Farm Group LLC (3)	Retail Stores	Senior loan	02/2022	7.7	6,000	6,000
NBC Intermediate, LLC (3)	Beverage, Food and Tobacco	Senior loan	09/2023	6.5	2,634	2,608
NBC Intermediate, LLC (3)	Beverage, Food and Tobacco	Senior loan	09/2023	8.5	5	4
Pasternack Enterprises, Inc. and Fairview Microwave, Inc (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.2	4,963	4,938
Polk Acquisition Corp. (3)	Automobile	Senior loan	06/2022	7.2	8,211	8,211
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.5	93	93
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.2	53	53
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	8.8	2,451	2,451
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	8.8	166	166
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	8.8	148	148
Pyramid Healthcare, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2019	8.8	109	109

GCIC SLF Investment Portfolio as of September 30, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3%	$5,970	$5,970
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	626	626
Reladyne, Inc. (3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	543	543
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.7	3,289	3,281
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2021	6.8	17	17
Rubio's Restaurants, Inc (3)	Beverage, Food and Tobacco	Senior loan	10/2019	7.6	1,659	1,659
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.6	1,311	1,311
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.6	257	257
Saldon Holdings, Inc. (3)	Diversified/Conglomerate Service	Senior loan	09/2022	6.4	1,893	1,884
SEI, Inc. (3)	Electronics	Senior loan	07/2023	7.5	5,178	5,178
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	7.0	5,776	5,776
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	5,955	5,955
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	292	292
Summit Behavioral Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	10/2023	7.1	46	46
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.9	1,086	1,064
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.9	851	834
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	156	153
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	58	57
Upstream Intermediate, LLC (3)	Healthcare, Education and Childcare	Senior loan	01/2024	6.6	3,576	3,576
Vendor Credentialing Service LLC (3)	Diversified/Conglomerate Service	Senior loan	11/2021	8.0	5,924	5,924
WHCG Management, LLC (3)	Healthcare, Education and Childcare	Senior loan	03/2023	7.4	2,180	2,180
WIRB-Copernicus Group, Inc. (3)	Healthcare, Education and Childcare	Senior loan	08/2022	6.5	5,367	5,367
					$134,270	$134,102

(1)	Represents the weighted average annual current interest rate as of September 30, 2018. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

As of each of June 30, 2019 and September 30, 2018, we have committed to fund $109.4 million of LLC equity interest subscriptions to GCIC SLF. As of June 30, 2019 and September 30, 2018, $48.4 million and $48.4 million, respectively, of our LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and nine months ended June 30, 2019, we received $1.2 million and $3.4 million, respectively, in dividend income from the GCIC SLF LLC equity interests. For the three and nine months ended June 30, 2018, we received $1.6 million and $4.1 million, respectively, in dividend income from the GCIC SLF LLC equity interests.

For the three and nine months ended June 30, 2019, we earned an annualized total return on our weighted average capital invested in GCIC SLF of 9.7% and 8.8%, respectively. For the three and nine months ended June 30, 2018, we earned an annualized total return on our weighted average capital invested in GCIC SLF of 10.2% and 12.6%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in GCIC SLF by the combined daily average of our investments in (1) the principal of the GCIC SLF subordinated notes, if any, and (2) the NAV of the GCIC SLF LLC equity interests.

See below for certain summarized financial information for GCIC SLF as of June 30, 2019 and September 30, 2018 and for the three and nine months ended June 30, 2019 and 2018:

	As of June 30, 2019	As of September 30, 2018
	(In thousands)
Selected Balance Sheet Information:
Investments, at fair value	$112,928	$134,102
Cash and other assets	3,853	2,455
Total assets	$116,781	$136,557
Senior credit facility	$59,788	$79,650
Unamortized debt issuance costs	(246)	(569)
Other liabilities	316	403
Total liabilities	59,858	79,484
Members’ equity	56,923	57,073
Total liabilities and members' equity	$116,781	$136,557

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Selected Statement of Operations Information:
Interest income	$2,344	$3,241	$7,367	$9,274
Fee income	7	—	7	7
Total investment income	2,351	3,241	7,374	9,281
Interest and other debt financing expense	947	1,307	2,778	3,783
Administrative service fee	45	63	150	179
Other expenses	28	26	78	84
Total expenses	1,020	1,396	3,006	4,046
Net investment income	1,331	1,845	4,368	5,235
Net change in unrealized appreciation (depreciation) on investments	57	(54)	(593)	1,018
Net increase in members' equity	$1,388	$1,791	$3,775	$6,253

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of June 30, 2019 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GCIC 2018 Debt Securitization	$546.5	$—	$—	$—	$546.5
Credit Facility	180.1	—	—	180.1	—
DB Credit Facility	249.8	—	—	—	249.8
SMBC Revolver	21.4	21.4	—	—	—
Other short-term borrowings	4.0	4.0	—	—	—
Unfunded commitments (1)	229.8	229.8	—	—	—
Total contractual obligations	$1,231.6	$255.2	$—	$180.1	$796.3

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in GCIC SLF, as of June 30, 2019. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of June 30, 2019, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2019 and September 30, 2018, we had outstanding commitments to fund investments, excluding our commitments to GCIC SLF, totaling $229.8 million and $205.5 million, respectively. We had commitments of up to $61.0 million and $61.0 million to GCIC SLF as of June 30, 2019 and September 30, 2018, respectively, which may be contributed primarily for the purpose of funding new investments approved by the GCIC SLF investment committee.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during each of the three and nine months ended June 30, 2019 and 2018. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of June 30, 2019 and September 30, 2018, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $4.7 million and $5.2 million as of June 30, 2019 and September 30, 2018, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2019 and September 30, 2018, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01% and 1.00%, respectively. In addition, the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily, the SMBC Revolver has a floating interest rate provision based on one-month LIBOR that resets monthly, the DB Credit Facility has a floating interest rate provision that resets daily, and the Class A-1 and B-1 GCIC 2018 Notes issued as part of the GCIC 2018 Debt Securitization have floating interest rate provisions based on three-month LIBOR that reset quarterly. Prior to their redemption on December 23, 2018, the Class A and B GCIC 2016 Notes issued as part of the GCIC 2016 Debt Securitization had floating interest rate provisions based on three-month LIBOR that reset quarterly. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that interim and unaudited Consolidated Statement of Financial Condition as of June 30, 2019 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(5,088)	$(2,495)	$(2,593)
Up 50 basis points	10,174	4,989	5,185
Up 100 basis points	20,350	9,978	10,372
Up 150 basis points	30,524	14,967	15,557
Up 200 basis points	40,700	19,956	20,744

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2019, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the GCIC 2018 Debt Securitization, the Credit Facility, DB Credit Facility, the Revolver, the SMBC Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4: Controls and Procedures.

As of June 30, 2019 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended June 30, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2018 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1
Eighth Amendment to Amended and Restated Loan and Servicing Agreement, dated as of May 29, 2019, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC, as the servicer; Golub Capital Investment Corporation, as the transferor; the institutional lenders identified on the signature pages thereto; Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian, and administrative agent.  (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01128), filed on June 3, 2019).

10.2
Facility Extension Request, dated as of May 3, 2019, by and between Golub Capital Investment Corporation, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent, sole lead arranger and sole manager (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 814-01128), filed on May 9, 2019).

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

Golub Capital Investment Corporation

Dated: August 12, 2019	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2019	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)